Form 10-K
period 2014-10-31
Keysight Technologies, Inc.
filed 2014-12-22
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-36334
_____________________________________________________________
Keysight Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4254555
State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.
Address of principal executive offices: 1400 Fountaingrove Parkway, Santa Rosa, CA 95403
Registrant's telephone number, including area code: (800) 829-4444
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.01 per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes å No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes å No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No å
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No å
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer å	Accelerated filer å	Non-accelerated filer ☒	Smaller reporting company å
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes å No ☒
As of April 30, 2014, the registrant's common stock was not publicly traded.
As of December 1, 2014, there were 167,835,626 shares of common stock outstanding.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 19, 2015 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2014 are incorporated by reference into Part III of this Report.
III

Forward-Looking Statements
This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our acquisitions and other transactions, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.
PART I
Item 1.    Business
Overview
Keysight Technologies, Inc. (“we,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, provides electronic measurement solutions to communications and electronics industries. We provide electronic measurement instruments and systems and related software, software design tools, and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.
On September 19, 2013, Agilent Technologies, Inc. ("Agilent") announced plans to separate into two publicly-traded companies, one comprised of the life sciences, diagnostics and chemical analysis businesses that retained the Agilent name and the other comprised of the electronic measurement business ("Keysight"). The separation was completed on November 1, 2014 through a pro rata distribution of Keysight shares to Agilent shareholders that is intended to be tax-free for U.S. federal income tax purposes.
In fiscal 2014, in conjunction with the planned separation, we reorganized our business into two operating segments, the measurement solutions segment and customer support and services segment. The measurement solutions segment consists of businesses that sell hardware and software products including Radio Frequency ("RF"), microwave, digital and other test technology solutions. The customer support and services segment consists of businesses that provide repair and calibration services for our customers' installed base of instruments and facilitates the resale of refurbished used equipment.
We have a comprehensive sales strategy that uses our direct sales force, distributors, resellers and manufacturer's representatives. The strategy varies based on the size of customer, the complexity of products and geographical coverage. Of our total net revenue of $2.9 billion for the fiscal year ended October 31, 2014, we generated 36 percent in the United States and 64 percent outside the United States.
Our primary research and development and manufacturing sites are in California and Colorado in the United States and outside the United States in China, Germany, India, Japan, Malaysia, Singapore and Spain.
As of October 31, 2014, we employed approximately 9,600 people worldwide. We generated $2.9 billion of net revenue in fiscal year 2014, $2.9 billion in fiscal year 2013 and $3.3 billion in fiscal year 2012.
The net revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2014 and 2013, and the net revenue and income from operations for the fiscal year ended October 31, 2012, are shown in Note 20, "Segment Information," in our combined and consolidated financial statements included elsewhere in this Form 10-K.
We had approximately 14,000 customers for our products and services in fiscal 2014, and no single customer represented a material amount of our net revenue. Many of our customers acquire products and services across both segments.

Strategies
We plan to invest in product development to address the changing needs of the market and facilitate growth. We are investing in research and development to design measurement solutions that will satisfy the changing needs of our customers. These opportunities are being driven by the need for faster data rates and new form factors, and by evolving technology standards.

•
Invest in new wireless communication measurement solutions. We are investing in the development of new wireless communications test solutions to satisfy the market which is being driven by the explosive growth in mobile data and evolving wireless standards.

•
Invest in modular solutions. The market for modular solutions is expected to grow faster than the overall electronic measurement market. We are investing to leverage our strength in feature-rich instrumentation into a portfolio of modular measurement solutions.

•
Accelerate the value migration to software solutions. An increasing percentage of measurement science and functionality is delivered through software solutions. Our portfolio of embedded software solutions, stand-alone software packages and software productivity tools is extensive and represents a significant corporate asset. We will continue to invest in software development to capitalize on the growth opportunity in software.

Strengths
Our Electronic Measurement Business originated in 1939. Our legacy encompasses 75 years of innovation, measurement science expertise and deep customer relationships. We do business with most Fortune 1000 companies that are developing electronic products. The following strengths are significant:

Technology Leadership as a Competitive Differentiator: Twelve R&D centers around the world provide expertise in specific measurement technologies, as well as proprietary integrated circuit design capability. We believe our high-end products typically offer the highest specifications and fastest measurement speeds, which are required to test leading-edge technologies, and can give our customers a first-to-market advantage. These contributions are often recognized by industry specific trade press, such as the EDN/EE Times ACE Award in 2013 for the Infiniium 90000 QSeries Oscilloscope and the Global Frost & Sullivan Award for Growth Excellence Leadership in the PXI instrumentation market in the third quarter of fiscal 2014.
Broad Portfolio of Solutions to Address Customer Needs: We believe we have the broadest portfolio of electronic measurement products in the industry. Our hardware product portfolio spans many technologies, price points and form factors. We address time and frequency domain applications with RF, microwave, high-speed digital and general instrumentation. In addition, we have a broad portfolio of software products including Electronic Design Automation software for RF and high-speed digital design, hundreds of measurement application packages to help customers make specific measurements quickly and consistently, and software tools for programming.
Industry Leading Commitment to Product Quality and Reliability: We believe we have a reputation in the industry for high quality and high reliability electronic measurement instrumentation and software. This reputation for quality is supported by a three-year instrument warranty. Quality and reliability are an integral part of our new product development processes.
Large Customer Installed Base: We have a large customer installed base based on the breadth of our product portfolio and our long history of producing high-performance and high-quality products. This installed base enables a strong and growing Customer Support and Services organization that provides a wide range of calibration and repair services, on both a per incident and contract basis, and provides a significant source of loyal customers for future sales.
Sales Channel with Global Reach: We have a worldwide and comprehensive sales channel. We have experienced management teams and highly technical sales and application engineers in all parts of the world, including a strong local presence in emerging markets. Our sales channel strategy is segmented by customer size, customer location and product characteristics. We deploy a direct sales organization for medium and large targeted accounts, and focus our direct sales efforts on higher performance products that require configuration and application-specific information. Approximately 75% of our business comes from customer interactions with our direct sales organization. To ensure broad geographic coverage and wide availability of our general purpose products, we maintain a network of over 600 channel partners to complement our direct sales force.
Centralized Order Fulfillment: Our order fulfillment organization allows us to leverage the scale and scope of our business to provide high-quality, market-leading instrument solutions to our customers while generating competitive gross margins. Our Penang, Malaysia site is our largest manufacturing facility, with a proven track record of operational excellence, technology capability and quality. We have an established network of suppliers and subcontractors, especially in Asia, that complements our in-house capabilities.
Business Model: Our operating model incorporates a substantial amount of cost structure flexibility with the intent to be materially profitable across the business cycle. Our variable compensation programs, sales channel strategy and the outsourced components of our supply chain have been implemented to improve the flexibility of our cost structure.
Measurement Solutions Business
Our measurement solutions business provides electronic measurement instruments and systems and related software and software design tools that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. We provide start‑up assistance, consulting, optimization and application support throughout the customer’s product lifecycle.
We employed approximately 8,500 people as of October 31, 2014 in our measurement solutions business. This business generated revenue of $2.5 billion in fiscal 2014, $2.5 billion in fiscal 2013 and $2.9 billion in fiscal 2012.
Measurement Solutions Markets
Our electronic measurement solutions serve the following three markets:
Communications Test Market
We market our electronic measurement solutions to network equipment manufacturers (“NEMs”), wireless device manufacturers, and communications service providers, including the component manufacturers within the supply chain for these customers. Growth in mobile data traffic and increasing complexity in semiconductors and components are drivers of test demand across the communications market.
NEMs manufacture and sell products to facilitate the transmission of voice, data and video traffic. The NEMs’ customers are communications service providers that deploy and operate the networks and services as well as distribute end‑user subscriber devices, including wireless personal communication devices and set‑top boxes. To meet their customers’ demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.
Wireless device manufacturers require test and measurement products for the design, development, manufacture and repair of mobile devices. These mobile devices are used for voice, data and video delivery to individuals who connect wirelessly to the service provider’s network. The device manufacturers’ primary customers are large and small service providers and consumers who purchase devices directly from retailers. Wireless device manufacturers require test and measurement products that enable technology development in conformance with the latest communications standards.
Communications service providers require reliable network equipment that enables new service offerings and allows their networks to operate at ever‑increasing capacities. To achieve this, communications service providers require a range of sophisticated test instruments and systems to ensure conformance to communication standards and network requirements and evaluate network performance.
Component manufacturers design, develop and manufacture electronic components and modules used in network equipment and wireless devices. The component manufacturers require test and measurement products to verify that the performance of their components and modules meet the specifications of their NEM and device customers.
Aerospace and Defense Test Market
We market our electronic measurement solutions to manufacturers and research facilities within the aerospace and defense industries. This market includes commercial and government customers and their contracted suppliers. The modernizations of satellite, radar and surveillance systems worldwide are drivers of test demand within the aerospace and defense market.
Government customers include departments or ministries of defense and related agencies around the world. Contractors support the government and commercial customers by providing design and manufacturing capabilities for a variety of programs. We also sell to sub‑contractors and component manufacturers within the supply chain.
Customers use our electronic measurement instruments to develop and manufacture a wide variety of electronic components and systems used in aerospace and defense industries including commercial and military aircraft, space, satellite, radar, intelligence and surveillance. Customers test the electrical parameters of RF, microwave frequency and digital components and assemblies, final products and large systems containing multiple electronic instruments.
Industrial, Computer and Semiconductor Test Market
We market our electronic measurement solutions to customers with significant electronic content within the industrial, computer and semiconductor test market. These industries design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. Other industrial applications for products include power, energy, medical, research and education.
Customers use test solutions in developing and manufacturing a wide variety of electronic components and systems. These customers’ test requirements include testing the electrical parameters of digital, radio frequency, and microwave frequency components and assemblies; testing multiple parameters of the printed circuit boards used in almost every electronic device; testing of the final product; and testing of systems containing multiple electronic instruments. For semiconductor and board test applications, customers use our solutions in the design, development, manufacture, installation, deployment, and operation of semiconductor and printed circuit assemblies.
Measurement Solutions Products
Our electronic measurement solutions include RF and microwave instruments, digital instruments and various other general purpose test instruments and targeted test solutions. We offer these products and related software in a variety of form factors, including benchtop, modular and handheld, depending on the specific requirements of the customer application.
RF and Microwave Products
Our RF and microwave test instruments and related software and electronic design automation (“EDA”) software tools are used mainly in wireless and aerospace and defense applications. These products are required for the design and production of wireless network products, communications links, cellular handsets and base stations. RF and microwave test instruments include vector and signal analyzers, signal generators, vector network analyzers, one box testers and power meters. Our high‑frequency EDA software tools and instruments are used to model, simulate and analyze communications product designs at the circuit and system levels.
Digital Products
Our digital test products are used by research and development engineers across a broad range of industries to validate the function and performance of their digital product and system designs. These designs include a wide range of products from simple digital control circuits to complex high-speed systems such as computer servers and the latest generation gaming consoles. The test products offered include oscilloscopes, logic and serial protocol analyzers, logic‑signal sources, arbitrary waveform generators, and bit error rate testers. Our customers also use our high‑frequency EDA software tools to model signal integrity problems in digital design applications as digital speeds continue to increase.
Other Products
Our general purpose instruments and related software are used across all of our markets by engineers in research and development laboratories, in manufacturing, for calibration and service, for measuring voltage, current, frequency, signal pulse width, modulation and other complex electronics measurements. Our general purpose products include voltmeters, multimeters, frequency counters, bench and system power supplies, function generators and waveform synthesizers.
Our semiconductor and board test solutions enable customers to develop and test state of the art semiconductors, test printed circuit boards and measure position and distance information to the sub‑nanometer level. We supply parametric test instruments and systems used primarily to examine semiconductor wafers during the manufacturing process. Our in‑circuit test system helps identify quality defects, such as faulty or incorrect parts, that affect electrical performance. Our laser interferometer measurement systems are based on precision optical technology and provide precise position or distance information for dimensional measurements.
Our surveillance systems and subsystems are used by defense and government engineers and technicians to detect, locate and analyze signals of interest. The products offered include probes for detecting signals and software that enables the identification and analysis of these signals.

Our suite of fiber optic test products measure and analyze a wide variety of critical optical and electrical parameters in fiber optic networks and their components. Components which can be tested with our solutions include source lasers, optical amplifiers, filters and other passive components. Test products include optical modulation analyzers, optical component analyzers, optical power meters, and optical laser source products.
Our microscopy products are high‑resolution imaging devices that can resolve features as small as an atomic lattice. Our atomic force microscopes and scanning electron microscopes allow researchers to observe and manipulate molecular and atomic level features. Our expanding portfolio provides customers with reliable, easy‑to‑use tools for a wide range of nanotechnology applications, including semiconductor, data storage, polymers, materials science and life science studies.
Measurement Solutions Customers
Our customers include original equipment and contract manufacturers of electronic products, wireless device manufacturers and network equipment manufacturers who design, develop, manufacture and install network equipment. Other customers are service providers who implement, maintain and manage communication networks and services, and companies who design, develop, and manufacture semiconductors and semiconductor lithography systems. Our customers use our products to conduct research and development, manufacture, install and maintain radio frequency, microwave frequency, digital, semiconductor, and optical products and systems. Many of our customers purchase solutions across several of our major product lines for their different business units.
We had approximately 6,000 customers for the measurement solutions business in fiscal year 2014, and no single customer represented a material amount of the net revenue of the electronic measurement solutions business.
In general, the orders and revenues from many of the electronic measurement markets and product categories are seasonal, traditionally marked by lower business levels in the first quarter of the fiscal year and higher volumes in the fourth quarter of the fiscal year. This seasonality is particularly evident in products that we sell into the aerospace and defense industry, as well as those linked to consumer spending, which includes some of our communications test equipment. The seasonal impact of our business is tempered by broader economic trends and the diversity of our electronic measurement products and customers, which span multiple industries.
Measurement Solutions Sales, Marketing and Support
We have a comprehensive sales strategy, using a direct sales force, resellers, manufacturer’s representatives and distributors to meet our customers’ needs.
Our direct sales force focuses on addressing our largest customer needs and recommending solutions involving the effective use and deployment of our equipment, systems and capabilities. Some of our direct sales force concentrates on more complex products such as our high‑performance instruments, where customers require strategic consultation. Our direct sales force consists of field and application engineers who have in‑depth knowledge of the customers’ business and technology needs. Our application engineers provide a combination of consulting, systems integration and application and software engineering services that are instrumental in all stages of the sale, implementation and support of our complex systems and solutions.
To complement our direct sales force, we have agreements with channel partners around the world. These partners, including resellers, manufacturer’s representatives and distributors, serve our customers across both segments and provide the same level of service and support expected from our direct sales force. Lower dollar sales transactions are also served by our tele‑sales and electronic commerce channels.
Measurement Solutions Manufacturing
We concentrate our electronic measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in California and Colorado in the United States. Outside of the United States we have manufacturing centralized in Malaysia with other manufacturing facilities in China, Germany and Japan. Our Penang, Malaysia site is our largest test and measurement manufacturing facility with proven operational excellence through scale, scope and expertise.
Within our business, there are three Technology Centers (centers that focus on fabrication of various integrated circuits) that collectively provide key components and sub‑systems. The three Technology Centers are located in Boeblingen, Germany, Colorado Springs, Colorado and Santa Rosa, California. These technologies include optical components and sub‑systems, Application-Specific Integrated Circuits (ASICs), Thick Films, High Speed Probes, Gallium Arsenide and Indium Phosphide IC

Wafer Fab, Thin Film fab and Precision Machining. These Technology Centers provide a competitive advantage by developing unique technologies for our instrumentation needs.
We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.
Measurement Solutions Competition
The market for electronic measurement solutions is highly competitive across our targeted markets. In the communications test market, our primary competitors are Aeroflex Incorporated (recently acquired by Cobham plc), Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation) and Teradyne, Inc. In the aerospace and defense market our primary competitors are Aeroflex Incorporated, Rohde & Schwarz GmbH & Co. KG, and Tektronix, Inc. In the industrial, computer, and semiconductor market we compete against companies such as Aeroflex Incorporated, Fluke Corporation (a subsidiary of Danaher Corporation), Teledyne Technologies Incorporated, National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc., Teradyne, Inc., Test Research Inc. and Zygo Corporation (recently acquired by Ametek, Inc.).
Our electronic measurement business offers a wide range of products and related software, and these products compete primarily on the basis of product quality and functionality.
Customer Support and Services Business
The customer support and services business provides accredited repair and calibration services for our installed base instrument customers and facilitates the resale of used equipment. Our customer support and services business enables our customers to maximize the value from their electronic measurement equipment through system uptime support, customer site resident professionals, on-site calibrations and localized service centers. Providing these services assures a high level of instrument performance and availability while minimizing the cost of ownership and equipment downtime.
We employed approximately 1,100 people as of October 31, 2014 in our customer support and services business. This business generated revenue of $400 million in fiscal 2014, $395 million in fiscal 2013 and $373 million in fiscal 2012.
Customer Support and Services Markets
Our customer support and services business broadly addresses the same markets as the measurement solutions business, which includes the communications, aerospace and defense and industrial, computer and semiconductor test markets.
Customer Support and Services Products
Our customer support and services business provides accredited repair and calibration services for our electronic measurement instruments. We also manage instrument trade‑in programs and refurbish and sell used instruments.
Repair: We provide repair services to our customers. Repair services are performed in company service centers or on‑site at customer locations.
Calibration: We are an accredited calibration service provider for our electronic measurement solutions. Calibration services are performed in company service centers or on site at customer locations.
Parts: We provide parts and self‑maintenance tools to customers who do their own in‑house maintenance.
Refurbished Used Equipment: We refurbish and resell used equipment sourced primarily from trade‑in programs and sales demonstration equipment. Our CertiPrime program ensures the same high-quality product as new equipment.
Customer Support and Services Customers
The customers for our customer support and services business include most of the measurement solutions customers and customers who buy repair and calibration services and parts for our products they already own. We had approximately 12,000 customers for the customer support and services business, and no single customer represented a material amount of our net revenue.
Customer Support and Services Sales, Marketing and Support
Our electronic measurement customer support and services business shares the same industry‑leading sales, marketing and support resources as the measurement solutions business, including the same direct sales force and complementary channel partners.

Our global presence, with localized service proximity, is an important factor in sustaining our customers’ equipment uptime. The delivery organization includes more than 50 Keysight service locations in 30 countries, customer on‑site campaigns, resident professionals and a network of complementary channel partners.
Customer Support and Services Competition
Our electronic measurement customer support and services business competes with independent test instrument service providers and other original equipment manufacturers. Many of these competitors offer a wide range of services and can support instruments from multiple manufacturers. Service quality, cost and turn‑around time drive competitiveness. In addition, some of our customers have in‑house calibration and repair capabilities.
We compete with regional and country‑specific test instrument service providers and government measurement laboratories that are not original equipment manufacturers. Our primary competitors are Trescal Limited, Tektronix Instrument Calibration Services and Ceprei Laboratories. Due to differing country and regulatory accreditation standards, the services provided may vary greatly.
Our refurbished instruments business faces competition from other electronic measurement instrument competitors with trade‑in programs and from numerous rental companies, equipment dealers, brokers and resellers.
The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental and International Operations include information common to each of our businesses.
Research and Development
Research and development ("R&D") expenditures were $361 million in 2014, $375 million in 2013 and $377 million in 2012. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services. We remain committed to investing in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to grow in our markets.
Our R&D efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct four types of R&D: applied research in enabling technologies, communications, simulation and measurement. Our research seeks to improve on various technical competencies in electronics, software, systems and solutions. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time horizon. Product development research investments support new product introductions, improvements to existing products and development of products to meet future market opportunities. Due to the breadth of research and development projects across all of our businesses, there are a number of drivers of this expense.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2014, our unfilled backlog was approximately $781 million, as compared to approximately $761 million at October 31, 2013. We expect that a majority of the unfilled backlog will be recognized as revenue within six months. On average, our unfilled backlog represents approximately three months' worth of revenue. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
Intellectual Property
We generate patent and other intellectual property rights covering significant inventions and other innovations in order to create a competitive advantage. Although we believe that our licenses, patents and other intellectual property rights have value, in general no single license, patent or other intellectual property right is in itself material, other than the Keysight mark. In addition, our intellectual property rights may be challenged, invalidated or circumvented or may otherwise not provide significant competitive advantage.

Materials
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. We purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.
Environmental
Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
Some of our properties are undergoing remediation by Hewlett-Packard Company ("HP") for subsurface contaminations that were known at the time of Agilent’s separation from HP in 1999. In connection with Agilent’s separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to Keysight in the separation. As a result, HP has access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
In connection with the separation, Agilent will also indemnify us for any liability associated with contamination from past operations at all properties transferred from Agilent to us. We cannot be sure that Agilent will fulfill its indemnification obligations.
We maintain a comprehensive Environmental Site Liability insurance policy which may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.
International Operations
Our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 64 percent in fiscal 2014, 67 percent in fiscal 2013, and 63 percent in fiscal 2012, the majority of which was from customers other than foreign governments. Revenues from external customers are generally attributed to regions based upon the location of our sales representative.
Long-lived assets located outside of the United States as a percentage of our total long-lived assets was approximately 64 percent in fiscal year 2014 and 63 percent in fiscal year 2013. Approximately 26 and 23 percent of our long-lived assets were located in Japan in fiscal years 2014 and 2013, respectively. Approximately 14 and 18 percent of our long-lived assets were located in Malaysia in fiscal years 2014 and 2013, respectively.
Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the United States.
Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment portfolios we hold. There may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 20, "Segment Information," to our combined and consolidated financial statements.
Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of December 1, 2014 appear below:
Ronald S. Nersesian, 55, has served as President and Chief Executive Officer of Keysight since December 2013 and, prior to separation, served as Executive Vice President of Agilent. Mr. Nersesian served as President of Agilent from November 2012 to September 2013 and as Chief Operating Officer, Agilent from November 2011 to September 2013. From November 2011 to November 2012, Mr. Nersesian served as Agilent’s Executive Vice President and Chief Operating Officer. He served as Senior Vice President, Agilent, and President, Electronic Measurement Group from March 2009 to November 2011, as Agilent’s Vice President and General Manager of the Wireless Business Unit of the Electronics Measurement Group from February 2005 to February 2009, and as Agilent’s Vice President and General Manager of the Design Validation Division from May 2002 to February 2005. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002. From 1984 through 1996, Mr. Nersesian served in various roles with HP. Mr. Nersesian serves on the Board of Directors of Trimble Navigation Limited.
Neil Dougherty, 45, has served as Chief Financial Officer of Keysight since December 2013 and, prior to separation, served as Vice President, Agilent, since 2012. From 2012 to 2013, Mr. Dougherty also served as Agilent’s Treasurer. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer. Prior to that, Mr. Dougherty held a broad variety of positions in finance for Agilent and HP.
Michael Gasparian, 56, has served as Senior Vice President of Customer Support and Services and Worldwide Marketing for Keysight since March 2014 and, prior to separation, served as Vice President, Agilent since 2000, although he did not work at Agilent from 2009 to 2010. Mr. Gasparian, from 2011 to 2012, served as Agilent’s Vice President of Marketing. From 2007 to 2008, Mr. Gasparian served as the General Manager of the Material Science Solutions Unit of Agilent. From 2002 to 2007, he served as the General Manager of the Multi-Industry Business Unit, and served as the General Manager of Worldwide Field Sales and Support Organizations from 2000 to 2001.
Soon Chai Gooi, 53, has served as Senior Vice President of Order Fulfillment and Infrastructure since December 2013 for Keysight and, prior to separation, as Senior Vice President, Agilent since December 2011. From November 2012 to September 2013, he served as President of Agilent Order Fulfillment and Supply Chain, and from December 2011 to November 2012, he was the Senior Vice President of Order Fulfillment and Supply Chain. Previously, Mr. Gooi served as Agilent’s Vice President and General Manager of the Electronic Instruments Business Unit and EMG Order Fulfillment from May 2006 to December 2011, and from March 2005 to May 2006, he was Agilent’s Vice President and General Manager of the Asia Instruments Business Unit.
Guy Sene, 59, has served as Senior Vice President of Measurement Solutions and Worldwide Sales for Keysight since March 2014 and, prior to separation, served as Senior Vice President, Agilent, and President, Electronic Measurement Group since November 2011. From May 2009 to November 2011, Mr. Sene served as Agilent’s Vice President and General Manager, Microwave and Communications Division of the Electronic Measurement Group, and from October 2006 to April 2009, he served as Agilent’s Vice President and General Manager, Signal Analysis Division. Prior to that, Mr. Sene held a broad variety of positions in sales, marketing and support in Europe and Asia for Agilent and HP.
John Skinner, 52, has served as Corporate Controller of Keysight since December 2013 and, prior to separation, served as Vice President, Agilent. From April 2012 to December 2013, Mr. Skinner served as Vice President, Agilent and Controller of Global Infrastructure and Enterprise Financial Planning and Analysis. From April 2009 to April 2012, Mr. Skinner served as Agilent’s Senior Director of Agilent Business Reporting. Prior to that, Mr. Skinner held a broad variety of controllership positions in Asia and the United States for Agilent and HP.
Stephen Williams, 42, has served as General Counsel and Secretary of Keysight since December 2013 and, prior to separation, served as Agilent’s Vice President, Assistant General Counsel and Assistant Secretary since November 2009. From February 2007 to November 2009, Mr. Williams served as Managing Counsel in Agilent’s Legal Department, and from October 2005 to February 2007, Mr. Williams served as Corporate Counsel in Agilent’s Legal Department.

Ingrid Estrada, 50, has served as Senior Vice President, Human Resources, Keysight since December 2013 and, prior to separation, served as Vice President and General Manager of Global Sourcing of Agilent since 2011, and as Vice President and General Manager of Remarketing Solutions Division of Agilent since 2006. Prior to that, Ms. Estrada held a broad variety of positions in manufacturing and supply chain management in Agilent and HP.
Jay Alexander, 51, has served as Senior Vice President and Chief Technology Officer of Keysight since May 2014 and, from October 2009 until prior to the separation, he served as Vice President and General Manager for the Oscilloscope and Protocol Division of Agilent. Mr. Alexander joined Hewlett-Packard in 1986 as a manufacturing and test engineer. During his tenure, Mr. Alexander has served as a test engineering manager with HP’s Oscilloscopes and Logic Analyzers group; product planning manager for Agilent's Design Verification Division, marketing manager in Agilent's Network and Digital Solutions Business Unit and served as Agilent’s electronic measurement architecture and business intelligence manager. Mr. Alexander earned a bachelor's degree in electrical engineering from Northwestern University and a master's degree in computer science from the University of Colorado at Boulder. He is a licensed professional engineer and a senior member of IEEE. He holds 24 U.S. patents.
Investor Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
You can access financial and other information at our Investor Relations website. The address is www.investor.keysight.com. We make available, free of charge, copies of our annual report on Form 10-K, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.
Our Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct are available on our website at www.investor.keysight.com under “Corporate Governance.” These items are also available in print to any stockholder in the United States and Canada who requests them by calling (800) 829-4444. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS
Risks, Uncertainties and Other Factors That May Affect Future Results
Risks Related to Our Business
Depressed and uncertain general economic conditions may adversely affect our operating results and financial condition.
        Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. The continued economic downturn may adversely impact our business, resulting in:

•	reduced demand for our products, delays in the shipment of orders or increases in order cancellations;

•	increased risk of excess and obsolete inventories;

•	increased price pressure for our products and services; and

•	greater risk of impairment to the value, and a detriment to the liquidity, of our future investment portfolio.
Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.
        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our products and services.

The broader semiconductor market is one of the drivers for our business, and therefore, a decrease in the semiconductor market could harm our business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
If we do not introduce successful new products and services in a timely manner to address increased competition, rapid technological changes and changing industry standards, our products and services will become obsolete, and our operating results will suffer.
        We generally sell our products in industries that are characterized by increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of new products and services will depend on several factors, including our ability to:

•	properly identify customer needs;

•	innovate and develop new technologies, services and applications;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes and on time;

•	differentiate our offerings from our competitors' offerings;

•	price our products competitively;

•	anticipate our competitors' development of new products, services or technological innovations; and control product quality in our manufacturing process.
Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.
        As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourcees could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues and unrealized efficiencies, and could impact our results of operations and stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.
Failure to adjust our purchases due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.
        Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for communications and electronics products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.

Our operating results may suffer if our manufacturing capacity does not match the demand for our products.
        Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in our business, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our income, margin and operating results. By contrast, if, during an economic downturn, we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins and operating results.
Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.
        Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country's or region's political, economic or other conditions;

•	trade protection measures, sanctions, and import or export licensing requirements or restrictions;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	volatile political environments or geopolitical turmoil, including regional conflicts, terrorism, and war.
        We centralize most of our accounting processes at two locations: India and Malaysia. These processes include general accounting, inventory cost accounting, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.
        Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, ability to attract and retain employees, international operations, business and operating results. Although we plan to implement policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate these policies and procedures.
        In addition, although a substantial amount of our products are priced and paid for in U.S. dollars, many of our products are priced in local currencies and a significant amount of certain types of expenses, such as payroll, utilities, tax and marketing expenses, are paid in local currencies. Our hedging programs are designed to reduce, but not always entirely eliminate, within any given 12-month period, the impact of currency exchange rate movements, including those caused by currency controls, which could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond a 12-month period, our hedging strategy will not mitigate our exchange rate risk. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of these counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in the number of available counterparties, increasingly unfavorable terms or the failure of counterparties to perform under hedging contracts.
Significant key customers or large orders may expose us to additional business and legal risks that could have a material adverse impact on our operating results and financial condition.
        Certain significant key customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may demand contract terms that differ considerably from our standard terms and conditions. Large orders may also include severe contractual liabilities for us if we fail to provide the quantity and quality of product at the required delivery times. While we attempt to contractually limit our potential liability under such contracts, we may have to agree to some or all of these types of provisions to secure these orders and to continue to grow our business. Such actions expose us to significant additional risks, which could result in a material adverse impact on our operating results and financial condition.

Our business will suffer if we are not able to retain and hire key personnel.
        Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we may not be able to maintain or expand our business. The markets in which we operate are dynamic, and we may need to respond with reorganizations, workforce reductions and site closures from time to time. We believe our pay levels are competitive within the regions that we operate. However, there is also intense competition for certain highly technical specialties in geographic areas in which we operate, and it may become more difficult to retain key employees.
Environmental contamination from past operations could subject us to unreimbursed costs and could harm on-site operations and the future use and value of the properties involved, and environmental contamination caused by ongoing operations could subject us to substantial liabilities in the future.
        Some of our properties are undergoing remediation by HP for subsurface contaminations that were known at the time of Agilent's separation from HP in 1999. In connection with Agilent's separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to us in the separation. As a result, HP will have access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
        In connection with the separation, Agilent also agreed to indemnify us for any liability associated with contamination from past operations at all properties transferred from Agilent to Keysight. We cannot be sure that Agilent will fulfill its indemnification obligations.
        Our current manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the United States, even if the sites outside the United States are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.
We and our customers are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
        We and our customers are subject to various significant international, federal, state and local regulations, including, but not limited to, health and safety, packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. If demand for our products is adversely affected or our costs increase, our business would suffer.
        Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies such as the U.S. Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.
Third parties may claim that we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products or services.
        From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from business operations. A claim of intellectual property infringement could cause us to enter into a costly or restrictive license agreement (which may not be available under acceptable terms, or at all), require us to redesign certain of our products (which would be costly and time-consuming) and/or subject us to significant damages or an injunction against the development and sale of certain products or services. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will be available to us in the future on terms favorable to us or at all.

Third parties may infringe our intellectual property rights, and we may suffer competitive injury or expend significant resources enforcing our intellectual property rights.
        Our success depends in part on our proprietary technology, including technology we obtained through acquisitions. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we do not enforce our intellectual property rights successfully, our competitive position may suffer, which could harm our operating results.
        Our pending patent, copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage. In preparation for the separation and distribution, we have applied for trademarks related to our new global brand name in various jurisdictions worldwide. Any successful opposition to our applications in material jurisdictions could impose material costs on us or make it more difficult to protect our brand. Different jurisdictions vary widely in the level of protection and priority they give to trademark and other intellectual property rights.
        We may be required to spend significant resources monitoring our intellectual property rights, and we may or may not be able to detect infringement of such rights by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights in a timely manner, or at all. In some circumstances, we may choose to not pursue enforcement due to a variety of reasons. In addition, competitors may avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to capture market share and could result in lost revenues to the company. Furthermore, some of our intellectual property is licensed to others, which allows them to compete with us using that intellectual property.
We are or will be subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.
        We are or will be subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with the sale of inventory, services, intellectual property and cost sharing arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. The outcomes of any tax examinations could have an adverse effect on our operating results and financial condition. Due to the complexity of tax contingencies, the ultimate resolution of any tax matters related to operations post-separation may result in payments greater or less than amounts accrued.
        Our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets and changes in tax laws. We cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. In addition, we may be impacted by changes in tax laws, including tax rate changes, changes to the laws related to the treatment and remittance of foreign earnings, new tax laws and subsequent interpretations of tax law in the United States and other jurisdictions.
If tax incentives change or cease to be in effect, our income taxes could increase significantly.
        We benefit from tax incentives extended to our foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted or are anticipated to grant us tax incentives that require renewal at various times in the future, the most significant being in Singapore. We do not expect incentives granted by other tax authorities to have a material impact on the financial statements. The specific conditions of the tax incentives with Singapore are being negotiated and have not been finally agreed. However, we expect that these conditions will be different from those currently agreed between Agilent and Singapore, and will include achieving different thresholds of employment, ownership of certain assets as well as specific types of investment activities within Singapore. We believe that we will satisfy such conditions in the future.
        Our taxes could increase if the incentives are not granted or renewed upon expiration. If we cannot or do not wish to satisfy all or portions of the tax incentive conditions, we may lose the related tax incentive and could be required to refund tax incentives previously realized. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.

If we suffer a loss to our factories, facilities or distribution system due to a catastrophic event, our operations could be significantly harmed.
        Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or manmade disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake or other natural disasters due to their locations. For example, our production facilities, headquarters and laboratories in California and our production facilities in Japan are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach our agreements, our reputation could be harmed and our business and operating results could be adversely affected. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decision with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.
As we build our information technology infrastructure and transition our data to our own system, if we experience a significant disruption in, or breach in security of, our information technology systems, or if we fail to implement new systems and software successfully, our business could be adversely affected.
       We are in the process of transitioning from Agilent’s information technology system to our own system during the first half of fiscal year 2015. We rely on several centralized information technology systems to provide products and services, maintain financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we cannot transition effectively from Agilent’s existing system and were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Furthermore, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to the company or our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to the company.
Our business and financial results may be adversely affected by various legal and regulatory proceedings.
        We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could adversely affect our business, operating results or financial condition.
Our acquisitions, strategic alliances, joint ventures and divestitures may result in financial results that are different than expected.
        In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. Further, such transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including:

•	the retention of key employees and/or customers;

•	the management of facilities and employees in different geographic areas; and

•	the compatibility of our infrastructure, policies and organizations with those of the acquired company.

If we do not realize the expected benefits or synergies of such transactions, our combined and consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.
In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. We anticipate devoting significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.
We have substantial cash requirements in the United States, although most of our cash is generated outside of the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.
        Although the cash generated in the United States from our operations, including any cash and non-permanently invested earnings repatriated to the United States, is expected to cover our normal operating requirements and debt service requirements, a substantial amount of additional cash may be required for special purposes such as the maturity of our current and future debt obligations, any dividends that may be declared, any future stock repurchase programs and any acquisitions. If we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may incur unfavorable tax and earnings consequences. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. Foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay our internal cash transfers from time to time. These factors may cause us to have an overall tax rate higher than our tax rates have been in the past. Our business, operating results, financial condition and strategic initiatives could be adversely impacted if we are unable to address our U.S. cash requirements through the efficient and timely repatriations of overseas cash or other sources of cash obtained at a cost and on other terms acceptable to us.
We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.
We currently have outstanding debt as well as availability to borrow under a revolving credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.
Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•	requiring a portion of our cash flow from operations to make interest payments on this debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry.
Our current revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indenture governing our senior notes contains covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.
We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions, and such financing may not be available on terms favorable to us, if at all, and may be dilutive to existing shareholders.
        We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations and ability to pay dividends due to restrictive covenants.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.
        As of the distribution, we had cash and cash equivalents of approximately $810 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.
Future investment returns on pension assets may be lower than expected or interest rates may decline, requiring us to make significant additional cash contributions to our future plans.
        We sponsor several defined benefit pension plans that cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of the U.S. plans and there may be similar funding requirements in the plans outside the United States. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition.
Risks Related to the Separation
We have no history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
        The historical information about the company prior to fiscal year 2015 refers to our business as operated by and integrated with Agilent. Our historical financial information included in this Form 10-K is derived from the consolidated financial statements and accounting records of Agilent. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
prior to the separation, our business has been operated by Agilent as part of its broader corporate organization, rather than as an independent company. Agilent or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, auditing, human resources, corporate affairs and finance. Our historical financial results reflect allocations of corporate expenses from Agilent for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly-traded company. Following the separation, our cost related to such functions previously performed by Agilent may therefor increase;

•
our business was integrated with the other businesses of Agilent. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although our transition agreements with Agilent took effect upon the separation, these arrangements may not fully capture the benefits that we enjoyed as a result of being integrated with Agilent and may result in the company paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition following the separation;

•
generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Agilent. Following the separation, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements;

•	after the separation, the cost of capital for our business may be higher than Agilent's cost of capital prior to the separation; and

•	our historical financial information does not reflect the debt or the associated interest expense that we have incurred as part of the separation and distribution.
        Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Agilent. For additional information about the past financial performance of our business and the basis of presentation of the historical combined and consolidated financial statements, see "Selected Historical Combined and Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included elsewhere in this Form 10-K.
Potential indemnification liabilities to Agilent pursuant to the separation and distribution agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.
        The separation and distribution agreement provides for, among other things, indemnification obligations designed to make us financially responsible for any liabilities associated with assets used by our business; our failure to pay, perform or otherwise promptly discharge any such liabilities or contracts, in accordance with their respective terms, whether prior to, at or after the distribution; any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by Agilent for our benefit, unless they are liabilities related to assets used in the Agilent business; any breach by us of the separation agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the registration statement or any other disclosure document that describes the separation or the distribution or the company and its subsidiaries or primarily relates to the transactions contemplated by the separation and distribution agreement, subject to certain exceptions. If we are required to indemnify Agilent under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.
In connection with our separation from Agilent, Agilent will indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Agilent's ability to satisfy its indemnification obligation will not be impaired in the future.
        Pursuant to the separation and distribution agreement and certain other agreements with Agilent, Agilent agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Agilent has agreed to retain, and there can be no assurance that the indemnity from Agilent will be sufficient to protect us against the full amount of such liabilities, or that Agilent will be able to fully satisfy its indemnification obligations. In addition, Agilent's insurers may attempt to deny us coverage for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from Agilent or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.
We will be subject to continuing contingent liabilities of Agilent following the separation.
        After the separation, there will be several significant areas where the liabilities of Agilent may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Agilent U.S. consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is severally liable for the U.S. federal income tax liability of the entire Agilent U.S. consolidated group for that taxable period. Consequently, if Agilent is unable to pay the consolidated U.S. federal income tax liability for a prior period, we could be required to pay the entire amount of such tax, which could be substantial and in excess of the amount allocated to it under the tax matters agreement between us and Agilent. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
There could be significant liability if the distribution is determined to be a taxable transaction.
        A condition to the distribution is that Agilent received an opinion of Baker & McKenzie LLP, tax counsel to Agilent, regarding the qualification of the separation and the distribution as a reorganization within the meaning of Sections 355(a) and 368(a)(1)(D) of the Code. The opinion relies on certain facts, assumptions, representations and undertakings from Agilent and Keysight, including those regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, Agilent and its shareholders may not be able to rely on the opinion, and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the IRS could determine on audit that the distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion.
        If the distribution were determined to be taxable for U.S. federal income tax purposes, Agilent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the distribution failed to qualify for tax-free treatment, Agilent would for U.S. federal income tax purposes be treated as if it had sold the Keysight common stock in a taxable sale for its fair market value, and Agilent's shareholders, who are subject to U.S. federal income tax, would be treated as receiving a taxable distribution in an amount equal to the fair market value of the Keysight common stock received in the distribution. In addition, if the separation and distribution failed to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law, Agilent (and, under the tax matters agreement described below, Keysight) could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.
        Under the tax matters agreement between Agilent and Keysight, we are generally required to indemnify Agilent against taxes incurred by Agilent that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Code. Under the tax matters agreement between Agilent and Keysight, we may also be required to indemnify Agilent for other contingent tax liabilities, which could materially adversely affect our financial position.

We may not be able to engage in certain corporate transactions for a two-year period after the separation.
        To preserve the tax-free treatment for U.S. federal income tax purposes to Agilent of the separation and distribution, under the tax matters agreement that we have entered into with Agilent, we will be restricted from taking any action that prevents the separation and distribution from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from entering into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock if such transactions, taken as a whole, would result in one or more persons acquiring forty percent (40%) or more of the outstanding Keysight stock.
        These restrictions may limit our ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of our shareholders or that might increase the value of our business. In addition, under the tax matters agreement, we may be required to indemnify Agilent against any such tax liabilities as a result of the acquisition of Keysight's stock or assets, even if we did not participate in or otherwise facilitate the acquisition.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject as an independent, publicly-traded company.
Our financial results previously were included within the consolidated results of Agilent, and we believe that our financial reporting and internal controls were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As an independent, publicly-traded company, we are subject to reporting and other obligations under the Exchange Act, and we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act also requires that we obtain a report by our independent registered public accounting firm expressing an opinion on the effectiveness of our internal control over financial reporting. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.
The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Agilent and because certain converted Keysight performance share awards held by them will be earned based on the performance of Agilent.
        The ownership by our executive officers and some of our directors of common shares of Agilent may create, or may create the appearance of, conflicts of interest. Because of their current or former positions with Agilent, certain of our executive officers and directors own Agilent common shares. The individual holdings of common shares may be significant for some of these persons compared to these persons' total assets. Further, the fact that our executive officers hold certain converted Keysight performance share awards which will be earned based on Agilent's performance may create, or may create the appearance of, conflicts of interest. Specifically, the outstanding Agilent performance share awards with a fiscal year 2013-2015 performance period held by our executive officers were converted into performance share awards with respect to Keysight common stock upon the separation, but will continue to be subject, for the remainder of the performance period, to the same performance criteria (Agilent total shareholder return) as applied immediately prior to the separation. Even though our board of directors consist of a majority of directors who are independent, and our executive officers ceased to be employees of Agilent upon the separation, continuing ownership of Agilent common shares by our executive officers and some of our directors, and continued application of performance criteria based on Agilent total shareholder return to certain converted Keysight performance share awards held by our executive officers, could create, or appear to create, potential conflicts of interest if Keysight and Agilent pursue the same corporate opportunities or face decisions that could have different implications for Keysight and Agilent.
We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our business.
        We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution is expected to provide the following benefits, among others:

•	a distinct investment identity allowing investors to evaluate the merits, performance and future prospects of Keysight separately from Agilent;

•	more effective pursuit of each company's distinct operating priorities and strategies;

•	more efficient allocation of capital for both Agilent and Keysight;

•	direct access by Keysight to the capital markets; and

•
facilitation of incentive compensation arrangements for employees more directly tied to the performance of the relevant company's business, and potential enhancement of employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate our ability to affect future acquisitions utilizing Keysight common stock.

        We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) the separation will require significant amounts of management's time and effort, which may divert management's attention from operating and growing our business; (ii) following the separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Agilent; (iii) following the separation, our business will be less diversified and have less scale than Agilent's business prior to the separation; and (iv) the other actions required to separate Agilent's and our respective businesses could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.
Keysight or Agilent may fail to perform under various transaction agreements that have been executed as part of the separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
        In connection with the separation, Keysight and Agilent have entered into a separation agreement and various other agreements, including a services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a trademark license agreement and a real estate matters agreement. The separation agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement, trademark license agreement and real estate matters agreement determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The services agreement provides for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We will rely on Agilent to satisfy its performance and payment obligations under these agreements. If Agilent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Agilent currently provides to us. However, we may not be successful in implementing these systems and services or in transitioning data from Agilent's systems to our own.
As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions.
        We expect to install and implement information technology infrastructure to support our critical business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. We may incur temporary interruptions in business operations if we cannot transition effectively from Agilent’s existing transactional and operational systems, data centers and the transition services that support these functions as we replace these systems. We may not be successful in implementing our new systems and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement the new systems and replace Agilent’s information technology services, or our failure to implement the new systems and replace Agilent’s services successfully, could disrupt our business, adversely affect our ability to collect receivables from customers, and have a material adverse effect on our profitability. In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired.
The one-time and ongoing costs of the spin-off may be greater than we expected.
We will incur costs in connection with our transition to being a stand-alone public company that relate primarily to accounting, tax, legal and other professional costs; financing costs in connection with obtaining our financing as a stand-alone company; compensation, such as modifications to certain incentive awards upon completion of the spin-off; recruiting and relocation costs associated with hiring our senior management personnel; and costs to separate assets and information systems. These costs, whether incurred before or after the spin-off, may be greater than anticipated and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.
        In connection with the separation and distribution, Agilent has undertaken and will undertake several corporate restructuring transactions which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these restructuring transactions or the separation and distribution:

•	was insolvent;

•	was rendered insolvent by reason of the separation and distribution;

•	had remaining assets constituting unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, then the court could void the separation and distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareholders to return to Agilent some or all of the shares of Keysight common stock issued in the distribution, or require Agilent or Keysight, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities or if it incurred debt beyond its ability to repay the debt as it matures.
Risks Related to Our Common Stock
Our share price may fluctuate significantly.
Our common stock is listed on NYSE under the ticker symbol “KEYS.” The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	investor perception of our company;

•	natural or other disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation or government investigations;

•	changes in laws or regulations affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of management and other resources.
We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
        We do not currently expect to pay dividends on our common stock. The payment of any dividends in the future, and the timing and amount thereof, to our shareholders will fall within the discretion of our board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we commence paying dividends.

An individual shareholder's percentage ownership in Keysight may be diluted in the future.
        In the future, the percentage ownership in Keysight may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we will be granting to our directors, officers and employees and purchases of our shares through our employee stock purchase plan. Our employees will have options to purchase shares of our common stock after the distribution as a result of conversion of their Agilent stock options to Keysight stock options. Our compensation committee has granted and will grant additional stock options or other stock-based awards to our employees and directors, from time to time, under our employee benefit plans. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
        In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of the common stock.
Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of the company, which could decrease the trading price of our common stock.
        Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our shareholders to call a special meeting;

•	the inability of our shareholders to act without a meeting of shareholders;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our board to issue preferred stock without shareholder approval;

•
the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•	a provision that shareholders may only remove directors with cause;

•	the ability of our directors, and not shareholders, to fill vacancies on our board of directors; and

•
the requirement that the affirmative vote of shareholders holding at least 80% of our voting stock is required to amend certain provisions in our amended and restated certificate of incorporation (relating to the number, term and removal of our directors, the filling of our board vacancies, the advance notice to be given for nominations for elections of directors, the calling of special meetings of shareholders, shareholder action by written consent, the ability of the board of directors to amend the bylaws, elimination of liability of directors to the extent permitted by Delaware law, exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and amendments of the certificate of incorporation) and certain provisions in our amended and restated bylaws (relating to the calling of special meetings of shareholders, the business that may be conducted or considered at annual or special meetings, the advance notice of shareholder business and nominations, shareholder action by written consent, the number, tenure, qualifications and removal of our directors, the filling of our board vacancies, director and officer indemnification and amendments of the bylaws).

        In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the "DGCL"), this provision could also delay or prevent a change of control that some shareholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an "interested stockholder") shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of shareholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
        We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of the company and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
        In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, we would be required to indemnify Agilent for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that some shareholders may consider favorable.
Our amended and restated certificate of incorporation designates that the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against the company and our directors and officers.
        Our amended and restated certificate of incorporation provide that unless the board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to the company or our shareholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the DGCL or Keysight's amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts and the reports they issue. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or negatively change their opinion of our shares, our share price would likely decline. If one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Item 1B.    Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease a total of approximately 110 operating facilities located throughout the world that handle manufacturing production, assembly, reach, quality, assurance testing, distribution and packaging of our products. These facilities are located in the following countries: Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Great Britain, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Russia, Singapore, Spain, South Korea, Sweden, Switzerland, Taiwan and the United States. As of October 31, 2014, we own or lease a total of approximately 5.7 million square feet of space worldwide. Of that, we own approximately 4.5 million square feet and lease the remaining 1.2 million square feet. Our sales and support facilities occupy a total of approximately 0.6 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupy approximately 5.1 million square feet. All of these facilities are well maintained and suitable for the operations conducted in them.
Item 3. Legal Proceedings
We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, combined and consolidated financial condition, results of operations or cash flows.

On March 4, 2013, Agilent made a report to the Inspector General of the Department of Defense (‘‘DOD IG’’) regarding pricing irregularities relating to certain sales of electronic measurement products (which are now part of the company’s business) to U.S. government agencies.  Agilent conducted an investigation with the assistance of outside counsel and approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales and discussed the matter with the Department of Justice (“DOJ”).  On October 31, 2014, Agilent resolved the matter with the DOJ and agreed to pay $849,678 in connection with this resolution (the “Settlement Payment”).  Pursuant to the terms of the previously disclosed Separation and Distribution Agreement, dated as of August 1, 2014 (the “Separation Agreement”), between the company and Agilent, the company reimbursed Agilent for the Settlement Payment.
As part of routine internal audit activities, Agilent determined that certain employees of Agilent’s subsidiaries in China, including our employees, did not comply with Agilent’s Standards of Business Conduct and other policies. Based on those findings, Agilent has initiated an internal investigation, with the assistance of outside counsel, relating to certain sales of our products through third-party intermediaries in China. The internal investigation includes a review of compliance by our employees in China with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. On September 5, 2013, Agilent voluntarily contacted the SEC and U.S. Department of Justice to advise both agencies of this internal investigation. On September 15, 2014, Agilent received a letter from the SEC's Division of Enforcement stating that the investigation had been completed and that the Division of Enforcement did not intend to recommend any enforcement action against Agilent by the SEC. On September 24, 2014, Agilent received a letter from the DOJ stating that the DOJ had closed its inquiry into the matter, citing Agilent's voluntary disclosure and thorough investigation.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "KEYS.’’ High and low sales prices per share of our common stock as reported by the NYSE for each full quarterly period of fiscal years 2014 and 2013 are not provided as Keysight common shares did not begin "regular way" trading on the NYSE until November 3, 2014. There were 26,638 shareholders of record of Keysight common stock as of December 1, 2014. From November 3, 2014 through December 1, 2014, the highest sales price paid for Keysight common stock on the NYSE was $35.38 per share and the lowest sales price for Keysight common stock on the NYSE was $28.56 per share.
We have not paid any dividends to date, and we currently intend to retain any future income to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.
Item 6.    Selected Financial Data
The following table presents the selected combined and consolidated financial data, which should be read in conjunction with our combined and consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2014 and 2013, and for each of the fiscal years in the three-year period ended October 31, 2014 from our audited combined and consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2012 and for the fiscal year ended October 31, 2011 from audited combined financial statements that are not included in this Form 10-K. We derived the selected financial data as of and for the fiscal year ended October 31, 2010 from our unaudited combined financial statements that are not included in this Form 10-K. In our management’s opinion, the unaudited combined financial statements have been prepared on the same basis as the audited combined and consolidated financial statements and include all adjustments, consisting only of ordinary recurring adjustments, necessary for a fair statement of the information for the periods presented.
Our historical combined and consolidated financial statements include certain expenses of Agilent that were allocated to us for certain functions, including general corporate expenses related to information technology, research and development, finance, legal, insurance, compliance and human resources activities. These costs may not be representative of the future costs we will incur as an independent public company. In addition, our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation and distribution from Agilent, including changes in our cost structure, personnel needs, legal structure, financing and business operations. The financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the periods presented or be indicative of our future performance as an independent company.

	Years Ended October 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Combined and Consolidated Statement of Operations Data:
Net revenue	$2,933	$2,888	$3,315	$3,316	$2,706
Income before taxes	$475	$501	$746	$749	$360
Net income	$392	$457	$841	$787	$355
Basic and diluted net income per share(a)	$2.35	$2.74	$5.04	$4.71	$2.13
Basic and diluted average shares outstanding(a)	167	167	167	167	167

	October 31,
	2014	2013	2012	2011	2010
	(in millions)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$810	$—	$—	$—	$—
Working capital	$1,081	$412	$398	$272	$199
Total assets	$3,050	$2,028	$2,133	$1,908	$1,766
Long-term debt	$1,099	$—	$—	$—	$—
Stockholders'/Invested equity	$769	$1,245	$1,305	$996	$817

(a)On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014. Refer to Note 6 of the combined and consolidated financial statements for information regarding earnings per common share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein include, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our acquisitions and other transactions, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.
Basis of Presentation and Separation from Agilent
On November 1, 2014, Keysight Technologies, Inc. (“we,” "our," “Keysight” or "the company”) became an independent publicly-traded company through the distribution by Agilent Technologies, Inc. ("Agilent") of 100 percent of the outstanding common stock of Keysight to Agilent's shareholders (the "Separation"). Each Agilent shareholder of record as of the close of business on October 22, 2014, received one share of Keysight common stock for every two shares of Agilent common stock held on the record date. Keysight was incorporated in Delaware on December 6, 2013 and is comprised of Agilent's former electronic measurement business. Keysight's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on October 6, 2014. Keysight's common stock began trading "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.
Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
Prior to the distribution, Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. The combined financial statements included elsewhere in this Annual Report on Form 10-K reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of Agilent prior to the Capitalization. Following the Capitalization the consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries.  All periods have been accounted for in conformity with U.S. generally accepted accounting principles.
For periods prior to the Capitalization, the combined and consolidated financial statements included the allocation of certain assets and liabilities that were historically held at the Agilent level but which were specifically identified or allocated to us. Cash and cash equivalents held by Agilent were not allocated to us. Agilent’s debt and related interest expense were not allocated to us since we are not the legal obligor of the debt and Agilent’s borrowings were not directly attributable to us. In addition, prior to the Capitalization, all intercompany transactions between us and Agilent were considered to be effectively settled at the time the transactions were recorded. All cash generated by our business was assumed to be remitted to the Agilent subsidiary located in the same legal entity or country. The total net effect of the settlement of these intercompany transactions prior to the Capitalization is reflected in the combined and consolidated statement of cash flows as a financing activity and in the combined and consolidated balance sheet as Agilent net investment.
On October 15, 2014, we issued $500 million of 3.30 percent senior notes due in 2019 and $600 million of 4.55 percent senior notes due in 2024. A portion of the proceeds from the offering was used to make a $900 million cash distribution to Agilent in October 2014. We intend to use the remaining proceeds to fund working capital and other liquidity needs.
The combined and consolidated statement of operations includes our direct expenses for cost of products and services sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Agilent to us. These allocated expenses include costs of information technology, accounting and legal services, real estate and facilities, corporate advertising, insurance services, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring costs, share-based compensation expense and retirement plan expenses related to Agilent’s corporate and shared services employees. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. These costs have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other measures.
We expect Agilent to continue to provide some of these services related to these functions on a transitional basis for a fee, which will be partially offset by other income from Keysight services provided to Agilent. These services will be received or provided under a transition services agreement. We do not expect the net costs associated with the transition services agreement to be materially different than the historical costs that have been allocated to us related to these same services.
We also expect to incur other incremental costs as an independent, publicly traded company as compared to the costs historically allocated to us by Agilent. These incremental costs are estimated to be approximately $20 million on an annual pre-tax basis. For the fiscal year 2014, we recognized $78 million of non-recurring transaction and pre-separation costs. We expect to recognize additional non-recurring transaction and separation costs, which are currently estimated to range from $25 million to $30 million through fiscal 2016. These costs are expected to include, among other things, branding, legal, accounting and other advisory fees and other costs to separate and transition from Agilent.
Overview and Executive Summary
We provide electronic measurement instruments and systems and related software, software design tools, and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer’s product lifecycle.
Historically, we conducted our business in one reportable operating segment for Agilent. In fiscal 2014, in conjunction with the planned separation, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic measurement market. The customer support and services segment provides repair and calibration of the hardware measurement solutions and the resale of used instrument equipment.
Years ended October 31, 2014, 2013 and 2012
Total orders in 2014 were $2,963 million, an increase of 3 percent when compared to 2013. Orders increased in all market segments including aerospace and defense; industrial, computer, and semiconductor test; and communications test. Foreign currency movements had an unfavorable impact of 1 percentage point on the year‑over‑year comparison. Orders of $2,866 million in 2013 declined 13 percent when compared to 2012 on declines in all market segments, including aerospace and defense; industrial, computer and semiconductor test; and communications test.
Net revenue of $2,933 million in 2014 increased 2 percent when compared to 2013, with industrial, computer and semiconductor test contributing 2 percentage points of the increase, and communication test contributing 1 percentage point of the increase, partially offset by a decline in aerospace and defense revenue. Foreign currency movements had an unfavorable impact of 1 percentage point on the year over year comparison. Net revenue of $2,888 million in 2013 declined 13 percent when compared to 2012, with lower communications test revenue contributing 8 percentage points of the decline, and lower industrial, computer and semiconductor test revenue further decreasing revenue by approximately 5 percentage points, while aerospace and defense was flat year over year.
Net income was $392 million in 2014 compared to net income of $457 million in 2013 and $841 million in 2012. In 2014, 2013 and 2012, we generated operating cash flows of $563 million, $566 million and $724 million, respectively.
Looking forward, while we believe the long-term growth rate of our markets is 3 to 4 percent, we expect lower fiscal 2015 market growth in the range of 2.5 to 3.5 percent. As an independent publicly-traded company, we are focused on growing in our markets while meeting our financial commitments. We intend to leverage our unique formula of hardware plus software plus people to create value for our customers and shareholders.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Agilent, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and purchased intangible assets, restructuring and accounting for income taxes.
Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services, and other arrangements (multiple-element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. Revenue is reduced for estimated product returns, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on our vendor specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. Revenue from the sale of software products that are not required to deliver the tangible product's essential functionality are accounted for under software revenue recognition rules. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements.
We use VSOE of selling price in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE. ESP represents the best estimate of the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine ESP for a product or service by using historical selling prices which reflect multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by management. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, changes may occur in ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple-element arrangements, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.
Inventory valuation.    We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.
Allocations. Agilent allocated certain costs such as share-based compensation expense and retirement and post-retirement benefit plan expense relating to our employees and Agilent's corporate and shared services employees. These expenses were subject to certain underlying assumptions mentioned below.
Share-based compensation.    Prior to the Separation, Keysight employees participated in Agilent’s stock program. Share-based compensation expense has been allocated to us based on Keysight employees participating in Agilent's stock plan and our share of Agilent's corporate and shared services employee costs based on our share of revenue. Agilent accounts for share-based awards in accordance with the authoritative guidance where share-based compensation expense is primarily based on estimated grant date fair value and is recognized on a straight-line basis. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the Long-Term Performance ("LTP") Program were valued using the Monte Carlo simulation model. The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. The Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of Agilent's common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value. Both the Black-Scholes and Monte Carlo simulation fair-value models require the use of highly subjective and complex assumptions used by Agilent, including the option's expected life and the price volatility of Agilent stock. The assumptions used in calculating the fair value of share-based awards represent Agilent's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.
Retirement and post-retirement benefit plan assumptions.  Prior to the Capitalization, substantially all of our employees were covered under various defined benefit and/or defined contribution retirement plans sponsored by Agilent. We have accounted for our employee participation in Agilent’s defined benefit retirement plans and the post‑retirement health care plan as multiemployer plans. As a result, no asset or liability was recorded by us to recognize the funded status of such plans in our combined and consolidated balance sheet prior to the Capitalization. At the Capitalization, the assets and liabilities of these plans that were allocable to Keysight employees were transferred to Keysight plans; therefore, the plans are no longer considered multi-employer plans.
Our combined and consolidated statements of operations include expense that has been allocated to us based on Keysight employees participating in these plans and our share of Agilent's corporate and shared services employee costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. At Capitalization, we established defined benefit retirement and post-retirement plans for our current and former employees. The defined benefit retirement and post- retirement obligations relating to those participants in these plans were transferred from Agilent’s plans to our defined benefit plans. A proportionate share of the defined benefit plan assets was allocated from the Agilent pension trust in each applicable country to a newly established Keysight pension trust. Subject to local law, it is anticipated that the share of assets allocated to us will be in the same proportion as the projected benefit obligation of our participants to the total projected benefit obligation of Agilent.
  Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of accounting principles generally accepted in the U.S. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and investment portfolio composition. We evaluate these assumptions at least annually.
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. For 2014, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. For 2014, the discount rate for non-U.S. plans was generally based on published rates for high-quality corporate bonds. If we changed our discount rate by 1 percent, the impact would be $4 million on U.S. net periodic benefit cost and $12 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
The company uses alternate methods of amortization, as allowed by the authoritative guidance, that amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. plans, gains and losses are amortized over the average future working lifetime. For most non-U.S. plans and U.S. post-retirement benefit plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $7 million on U.S. net periodic benefit cost and $13 million on non-U.S. net periodic benefit cost.
Goodwill and other intangible assets. We review goodwill for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregated components of an operating segment that have similar economic characteristics into our reporting units. At the time of an acquisition, we assign goodwill to the reporting unit that is expected to benefit from the synergies of the combination.
Companies have the option to perform a qualitative assessment to determine whether performing the two-step quantitative test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. > 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.
The guidance includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. These examples include macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers. The qualitative indicators replace those previously used to determine whether an interim goodwill impairment test is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step, if necessary, measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.
Historically we conducted our business in a single operating segment and reporting unit. In fiscal 2014, in conjunction with the planned separation, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments. In fiscal year 2014, we assessed goodwill impairment for our two reporting units which consisted of our two segments, Measurement Solutions and Customer Support and Services. We performed a quantitative test of goodwill impairment for both reporting units as of September 30, 2014. Based on the results of our testing, the fair value for both reporting units was significantly in excess of the carrying value. There was no impairment of goodwill during the years ended October 31, 2014, 2013 and 2012. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.
Warranty.    Our standard warranty term for most of our products from the date of delivery is typically three years, which increased from one year in the second quarter of fiscal 2013. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product revenue. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.
We also sell extended warranties that provide warranty coverage beyond the standard warranty term. Revenue associated with extended warranties is deferred and recognized over the extended coverage period.
Restructuring.  The main component of our restructuring plan is related to workforce reductions. Workforce reduction charges are accrued when payment of benefits becomes probable and the amounts can be estimated. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.
Accounting for income taxes.    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At October 31, 2014, we continue to maintain a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.
We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries because we intend to reinvest such earnings permanently. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes will increase materially in that period.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. The ultimate resolution of tax uncertainties may differ from what is currently estimated, which could result in a material impact on income tax expense. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the combined and consolidated statements of operations.
We have calculated our taxes on a separate return basis. However, the amounts recorded are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent. It is possible that we will make different tax accounting elections and assertions, such as the amount of earnings that will be permanently reinvested outside the U.S. following our distribution from Agilent. Consequently, our future results after our separation from Agilent may be materially different from our historical results.
Adoption of New Pronouncements
See Note 2, "New Accounting Pronouncements," to the combined and consolidated financial statements for a description of new accounting pronouncements.
Restructuring
In fiscal 2013, we recognized $15 million of restructuring charges associated with the targeted headcount reduction of approximately 200 regular employees, representing approximately 2 percent of our global workforce. Through the end of fiscal 2014, approximately $11 million was paid out under this program for the termination of 145 employees and $3 million of accrual has been reversed related to 40 employees who have been redeployed within the company. As of October 31, 2014, we have a remaining accrual of $1 million and have substantially completed this program.
Foreign Currency
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis on our behalf. The result of the hedging has been included in our combined and consolidated statement of operations. We do experience some fluctuations within individual lines of the combined and consolidated balance sheet and statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve- month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Prior to the Capitalization, we were under Agilent's hedging program and none of the financial instruments used in Agilent's hedging program were included in our combined and consolidated balance sheet.
Results from Operations-Years ended October 31, 2014, 2013 and 2012
Orders and Net Revenue
In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. Revenue reflects the delivery and acceptance of the products and services as defined on the customer’s terms and conditions. Cancellations are recorded in the period received from the customer and historically have not been material.

	Years Ended October 31,			2014 over 2013 % Change	2013 over 2012 % Change
	2014	2013	2012
	(in millions)
Orders	$2,963	$2,866	$3,280	3%	(13)%
Net revenue:
Products	$2,479	$2,434	$2,862	2%	(15)%
Services and other	454	454	453	—%	—%
Total net revenue	$2,933	$2,888	$3,315	2%	(13)%

	Years Ended October 31,			2014 over 2013 Ppts Change	2013 over 2012 Ppts Change
	2014	2013	2012
% of total net revenue:
Products	85%	84%	86%	1 ppt	(2) ppt
Services and other	15%	16%	14%	(1) ppt	2 ppt
Total	100%	100%	100%
Total orders increased 3 percent in 2014 compared to 2013. Orders increased in all market segments including aerospace and defense; industrial, computer, and semiconductor test; and communications test. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare. Our orders declined 13 percent in 2013 compared to 2012. Orders were lower for all market segments, including aerospace and defense; industrial, computer, and semiconductor test; and communications test.
Net revenue of $2,933 million for 2014 increased 2 percent as compared to 2013, with modest growth in industrial, computer and semiconductor test contributing 2 percentage points of the increase, and communication test contributing 1 percentage point of the increase, partially offset by a decline in aerospace and defense revenue. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare. Revenue from Asia Pacific, excluding Japan, grew 8 percent driven by growth in communication test and industrials, computer and semiconductor test. Europe revenue increased 5 percent year-over-year from growth in communications test. Americas revenues declined 3 percent year-over-year with lower aerospace and defense and communications test. Japan revenues declined 9 percent year-over-year, with declines in all market segments. Revenue from products increased 2 percent in 2014 compared to 2013 while service related revenue was flat. Revenue declined 13 percent in 2013 compared to 2012 primarily due to lower wireless manufacturing and industrial, computer and semiconductor test demand.
Communications test revenue, representing approximately 34 percent of our total revenue, increased year-over-year with increases in wireless manufacturing and broadband communications business, partially offset by modest declines in Wireless R&D. Wireless manufacturing growth continues to be driven by 4G base station investments, mainly for China. Broadband showed solid growth impacted by demand for datacom bandwidth. Wireless R&D continues to be affected by cautious customer spending driven by consolidation and restructuring activities throughout the industry, across device, network equipment, chipset and component manufacturers. In 2013, communications test revenue declined compared to 2012 due to significantly lower wireless manufacturing demand and modest declines in wireless R&D.
Aerospace and defense business, representing approximately 22 percent of our total revenue, decreased compared to 2013, with declines in all regions, however we saw positive growth in the last half of fiscal 2014. In 2013, aerospace and defense test, representing approximately 23 percent of total revenue, was flat compared to 2012, with lower demand in the Americas offset by stronger spending in Europe.
Industrial, computer and semiconductor test revenue, representing approximately 44 percent of total business, increased year-over-year compared to 2013. The computer and semiconductor increase was driven by investment in capacity growth and the overall strength in the semiconductor market. The industrial test business grew for the year with particular strength in the last fiscal quarter driven by growth in the Americas and Asia Pacific, excluding Japan. In 2012, industrial, computer and semiconductor test represented approximately 43 percent of the total business with slight growth in computer and semiconductor business.

Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2014, our unfilled backlog was approximately $781 million as compared to approximately $761 million at October 31, 2013. For the measurement solutions business, our unfilled backlog was approximately $627 million at October 31, 2014 as compared to approximately $563 million at October 31, 2013. Within our customer services and support business, our unfilled backlog was approximately $154 million at October 31, 2014 as compared to approximately $198 million at October 31, 2013. The reduction in the customer services and support business backlog in fiscal 2014 was primarily due to a change in our standard warranty term, which increased from one to three years for most of our products in the second quarter of fiscal 2013. Revenue associated with extended warranties, which provide coverage beyond the standard warranty term, is deferred and amortized over the extended period of coverage. As a result of the extension of the standard warranty term, backlog associated with extended warranties has declined. Three year warranty is now included as part of the total solution, and the value is captured as part of the system sale.
We expect that a majority of the unfilled backlog will be recognized as revenue within six months. On average, our unfilled backlog represents approximately three months' worth of revenue. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
Costs and Expenses

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
Gross margin on products	56.3%	57.1%	57.8%	(1) ppt	(1) ppt
Gross margin on services and other	49.4%	51.3%	50.1%	(2) ppt	1 ppt
Total gross margin	55.2%	56.2%	56.7%	(1) ppt	(1) ppt
Operating margin	16.0%	17.2%	22.1%	(1) ppt	(5) ppts

(in millions)
Research and development	$361	$375	$377	(4)%	(1)%
Selling, general and administrative	$790	$752	$771	5%	(2)%

Gross margin declined 1 percentage point in 2014 compared to 2013 on slightly higher revenue. Higher inventory charges and pricing pressure in the wireless manufacturing market were the primary reasons for the lower gross margin. Gross margin declined 1 percentage point in 2013 compared to 2012 primarily due to lower sales volume, while declines in variable and incentive pay and reduced infrastructure spending were offset by higher excess and obsolete inventory charges, wage increases, acquisition and integration costs, and restructuring expenses.
Excess and obsolete inventory charges were $33 million in 2014, $21 million in 2013 and $14 million in 2012. Sales of previously written-down inventory were $1 million in each of 2014, 2013 and 2012.
Research and development expenses declined 4 percent in 2014 compared to 2013 primarily due to lower infrastructure-related expenses. Research and development expenses declined 1 percent in 2013 compared to 2012. Reductions in development spending, variable and incentive pay, and infrastructure-related expenses, and the favorable impact of currency movements were partially offset by investments in acquisitions and wage increases.
Selling, general and administrative expenses increased 5 percent in 2014 compared to 2013 primarily due to higher costs related to non-recurring pre-separation transaction costs and an increase in marketing expenses, partially offset by reductions in infrastructure costs and the favorable impact of currency movements. Selling, general and administrative expenses decreased 2 percent in 2013 compared to 2012. Reductions in discretionary spending, lower variable and incentive pay, and the favorable impact of currency movements were partially offset by wage increases.
Operating margins declined 1 percentage point in 2014 compared to 2013 primarily driven by one-time separation costs. Operating margins declined by 5 percentage points in 2013 compared to 2012 on lower revenue partially offset by reduced operating expenses. As of October 31, 2014, our headcount was approximately 9,600.

Income Taxes

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Provision (benefit) for income taxes	$83	$44	$(95)

For 2014, the effective tax rate was 18 percent.  The 18 percent effective tax is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory tax rates; in particular Singapore, where we enjoyed tax holidays for the first three quarters of 2014, which resulted in a decrease to income tax expense of $40 million. The current year rate was also favorably impacted by a $55 million benefit from a prior year reserve release, which was offset by $62M tax expense as a result of the repatriation of foreign earnings.
For 2013, the effective tax rate was 9 percent. The 9 percent effective tax is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory tax rates; in particular Singapore where we enjoy tax holidays.
For 2012, the effective tax rate was 13 percent. The 13 percent effective tax rate reflects tax on earnings in jurisdictions that have low effective tax rates and includes a $227 million tax benefit due to the reversal of a valuation allowance for our U.S. federal deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for our U.S. federal deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for our U.S. combined income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $227 million in 2012 relating to the valuation allowance reversal. The effective tax rate also included a non-recurring tax expense of $80 million relating to an increase in the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, we assessed the forecasted cash needs and the overall financial position of our foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas.
We enjoyed tax holidays in several different jurisdictions, most significantly in Singapore through the third quarter of fiscal 2014, and several jurisdictions have granted or are anticipated to grant us tax incentives that require renewal at various times in the future, most significant being in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2015 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $40 million, $68 million and $96 million in 2014, 2013, and 2012, respectively.
In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the combined and condensed statements of operations.
In the United States, Agilent's tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 Agilent reached an agreement with the IRS for the tax years 2006 through 2007 that, in the first quarter of fiscal 2014, resulted in $55 million of tax benefit associated with the recognition of previously unrecognized U.S. federal and state tax benefits and the reversal of the related interest accruals resulting from this agreement. Agilent’s U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003. With these jurisdictions and the United States, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

We have calculated our taxes on a separate return basis. However, the amounts recorded are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent. Consequently our future results after our separation from Agilent may be materially different from our historical results.
Segment Overview
We have two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic measurement market. The customer support and services segment provides repair and calibration of the hardware measurement solutions and the resale of used instrument equipment.
Measurement Solutions Business
Our measurement solutions business provides electronic measurement instruments and systems with related software and software design tools that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. We provide start-up assistance, consulting, optimization and application support throughout the customer’s product lifecycle. Our electronic measurement solutions serve the following markets: communications test, aerospace and defense test, and industrial, computer and semiconductor test.
Net Revenue

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
	(in millions)
Total net revenue	$2,533	$2,493	$2,942	2%	(15)%

Measurement solutions net revenue in 2014 increased 2 percent compared to 2013, with modest growth in industrial, computer and semiconductor test contributing to 2 percentage points of the increase, and communication test contributing 1 percentage point of the increase, partially offset by a decline in aerospace and defense revenue. Measurement solutions net revenue in 2013 declined 15 percent compared to 2012 primarily on lower communications test and industrial, computer and semiconductor test demand.
Gross Margin and Operating Margin
The following table shows the measurement solutions business' margins, expenses and income from operations for 2014 versus 2013, and 2013 versus 2012.

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
Total gross margin	57.2%	58.3%	58.0%	(1) ppt	—
Operating margin	18.6%	18.1%	22.8%	1 ppt	(5) ppts

(in millions)
Research and development	$348	$356	$367	(2)%	(3)%
Selling, general and administrative	$630	$646	$672	(2)%	(4)%
Income from operations	$472	$451	$669	5%	(33)%
Gross margin in 2014 decreased 1 percentage point when compared to 2013 primarily due to higher inventory charges and and pricing pressure in the wireless manufacturing market. Gross margin in 2013 remained flat when compared to 2012 primarily due to the lower sales volume, offset by the favorable impact of a lower proportion of wireless manufacturing business.
Research and development expenses decreased 2 percent in 2014 compared to 2013 primarily driven by lower infrastructure costs. Research and development expenses decreased 3 percent in 2013 compared to 2012 primarily driven by reductions in variable and incentive pay, discretionary spending and infrastructure related expenses. We remain committed to invest in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets.
Selling, general and administrative expenses decreased 2 percent in 2014 compared to 2013. Decreases in infrastructure costs were partially offset by increases in marketing and discretionary spending. Selling, general and administrative expenses decreased

4 percent in 2013 compared to 2012. Reductions in discretionary spending, lower variable and incentive pay, and favorable impact of currency movements were partially offset by wage increases.
Operating margin increased by 1 percentage point in 2014 compared to 2013 on higher revenue and lower operating expenses. Operating margin decreased by 5 percentage points in 2013 compared to 2012 on lower revenue partially offset by reduced operating expenses.
Income from Operations
Income from operations in 2014 increased by $21 million or 5 percent on increased revenue of $40 million. Income from operations in 2013 decreased by $218 million or 33 percent on a revenue decrease of $449 million.
Customer Support and Services Business
Our customer support and services business provides repair and calibration services for our installed base measurement solutions customers and facilitates the resale of used equipment. Our customer support and services business enables our customers to maximize the value from their electronic measurement equipment and strengthen customer loyalty. Providing these services assures a high level of instrument performance and availability while minimizing the cost of ownership and downtime.
Net Revenue

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
	(in millions)
Total net revenue	$400	$395	$373	1%	6%
Customer support and business net revenue in 2014 increased 1 percent compared to 2013. Growth in calibration services and remarketing sales of used equipment was partially offset by declines in the equipment repair business due to a reduction in extended warranty revenue as a result of extension of the standard warranty term from one to three years, as discussed previously under "Backlog." Customer support and services net revenue in 2013 increased 6 percent compared to 2012 on slightly higher repair and calibration services and stronger demand for remarketed equipment.
Gross Margin and Operating Margin
The following table shows the customer support and services business' margins, expenses and income from operations for 2014 versus 2013, and 2013 versus 2012.

	Years Ended October 31,			2014 over 2013 Change	2013 over 2012 Change
	2014	2013	2012
Total gross margin	46.1%	48.1%	48.2%	(2) ppts	—
Operating margin	21.8%	23.5%	22.0%	(2) ppts	2 ppts

(in millions)
Research and development	$10	$10	$8	—%	20%
Selling, general and administrative	$87	$87	$90	—%	(3)%
Income from operations	$87	$93	$82	(6)%	14%

Gross margins in 2014 decreased 2 percentage points compared to 2013. Increased costs for extended warranty contracts and the service mix change with increased calibrations were the primary reasons for the lower gross margins. Gross margin in 2013 was flat compared to 2012.
Research and development expenses for customer support and services represent the segment’s share of centralized investment. Research and development expenses were flat in 2014 compared to 2013, driven mainly by our continued investment in instrument products. Research and development expenses increased 20 percent in 2013 compared to 2012 due to an increase in centralized research and development allocations.

Selling, general, and administrative expenses were flat in 2014 compared to 2013. Selling, general, and administrative expenses were 3 percent lower in 2013 compared to 2012. Reductions in discretionary spending, lower variable and incentive pay, and the favorable impact of currency movements were offset by wage increases.
Operating margins decreased by 2 percentage points in 2014 compared to 2013. Revenue growth was more than offset by the reductions in gross margins. Operating margin increased by 2 percentage points in 2013 compared to 2012 mainly due to favorable gross margin from higher revenue with slightly lower operating expenses.
Income from Operations
Income from operations in 2014 decreased by $6 million, or 6 percent on a revenue increase of $5 million. Income from operations in 2013 increased by $11 million or 14 percent on a revenue increase of $22 million.
Financial Condition
Liquidity and Capital Resources
Historically, Agilent has provided financing, cash management and other treasury services to us. Cash transferred to and from Agilent has been recorded as intercompany payables and receivables which are reflected in Agilent net investment in the accompanying historical combined and consolidated financial statements. We believe our cash generated from operations and our ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, and other liquidity requirements associated with our operations.
Although the cash generated in the U.S. from future operations, including any cash and non-permanently invested earnings repatriated to the U.S., is expected to cover our normal operating requirements and debt service requirements, a substantial amount of additional cash could be required for other purposes, such as the maturity of our current and future debt obligations, any dividends that may be declared, any future stock repurchase programs and any U.S. acquisitions. If in the future, after our separation from Agilent, we encounter a significant need for liquidity domestically or at a particular location that it cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the U.S. is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than our tax rates have been in the past. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
Our financial position as of October 31, 2014 consisted of cash and cash equivalents of $810 million as compared to zero as of October 31, 2013. Cash of approximately $74 million, which amount is subject to final determination as provided in the separation and distribution agreement, will be returned to Agilent. As of October 31, 2014, approximately $598 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries.
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $563 million in 2014 as compared to $566 million provided in 2013 and $724 million provided in 2012. Agilent paid most taxes and pension contributions on our behalf. We paid net taxes of approximately $4 million in 2014.
In 2014, accounts receivable used cash of $25 million, provided cash of $44 million in 2013 and used cash of $3 million in 2012. Days' sales outstanding were 44 days in 2014, 42 days in 2013 and 43 days in 2012. Accounts payable provided cash of $32 million in 2014, used cash of $24 million in 2013 and used cash of $23 million in 2012. Cash used in inventory was $31 million in 2014, $53 million in 2013 and $46 million in 2012. Inventory days on-hand decreased to 137 days in 2014 compared to 143 days in 2013 and 118 days in 2012. The increase in days on-hand between 2013 and 2012 was due to the reduced shipment volume within our business.
Agilent contributed $15 million on our behalf to our U.S. multi-employer plans in each of 2014, 2013 and 2012. Agilent contributed $41 million, $45 million and $30 million to our non-U.S. multi-employer plans in 2014, 2013 and 2012, respectively. There were no contributions to the U.S. multi-employer post-retirement health care plan for the years ended October 31, 2014, 2013, and 2012, respectively. At the Capitalization, the assets and liabilities of these plans that were allocable to Keysight employees were transferred to Keysight plans; therefore, the plans are no longer considered multi-employer plans.
Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities in 2014 was $82 million as compared to net cash used of $85 million in 2013 and $172 million in 2012.
Purchases of property, plant and equipment were $70 million in 2014, $69 million in 2013 and $103 million in 2012. Acquisitions of businesses and intangible assets were $11 million in 2014, $1 million in 2013 and $69 million in 2012. In 2012 we acquired two businesses for $44 million along with some smaller acquisitions. We purchased investments of $15 million in 2013, as compared to zero in 2014 and 2012. Proceeds from the sale of investment securities were zero in each of the fiscal years 2014, 2013 and 2012.
Net Cash Provided by/Used in Financing Activities
Net cash provided by financing activities in 2014 was $335 million compared to $481 million used in 2013 and $552 million used in 2012, respectively. We issued senior notes of $1.1 billion and made a repayment of capital of $940 million to Agilent in the year ended October 31, 2014.
Credit Facility
On September 15, 2014, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2014, the company has no borrowings outstanding under the facility. We were in compliance with the covenants of the credit facility during the year ended October 31, 2014.
Short-term debt
On July 10, 2014, our wholly owned subsidiary in India entered into a short-term loan agreement with a financial institution, which provided up to $50 million of unsecured borrowings. On July 25, 2014, we borrowed $35 million against the loan agreement at an interest rate of 9.95 percent per annum. The loan was repaid during the year and as of October 31, 2014, no balance was outstanding.
Long-term debt
In October 2014, the company issued an aggregate principal amount of $500 million in senior notes ("2019 senior notes"). The 2019 senior notes were issued at 99.902% of their principal amount. The notes will mature on October 30, 2019, and bear interest at a fixed rate of 3.30% per annum. The interest is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2015.
In October 2014, the company issued an aggregate principal amount of $600 million in senior notes ("2024 senior notes"). The 2024 senior notes were issued at 99.966% of their principal amount. The notes will mature on October 30, 2024, and bear interest at a fixed rate of 4.55% per annum. The interest is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2015.
Off Balance Sheet Arrangements and Other
We have contractual commitments for non-cancellable operating leases. See Note 17, "Commitments and Contingencies," to our combined and consolidated financial statements for further information on our non-cancellable operating leases.
Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.
Contractual Commitments
Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following table summarizes our total contractual obligations at October 31, 2014 for operations and excludes amounts recorded in our combined and consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$32	$54	$35	$41
Interest on senior notes	44	88	88	136
Commitments to contract manufacturers and suppliers	240	2	—	—
Retirement plans	46	—	—	—
Other purchase commitments	33	—	—	—
Total	$395	$144	$123	$177
Operating leases.    Commitments under operating leases relate primarily to leasehold property, see Note 17, "Commitments and Contingencies."
Interest on senior notes.    We have contractual obligations for interest payments on our senior notes. Interest rates and payment dates are detailed above under "Long-term debt."
Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually provide us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancellable. Therefore, approximately 86% percent of our reported purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments. We expect to fulfill most of our purchase commitments for inventory within one year.
In addition to the above-mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2014, the liability for our excess firm, non-cancellable and unconditional purchase commitments was $5 million, compared to $5 million as of October 31, 2013 and $4 million as of October 31, 2012. These amounts are included in other accrued liabilities in our combined and consolidated balance sheet.
Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our non-U.S. defined benefit plans and to our post-retirement medical plans for the next year only. Contributions after next year are impractical to estimate.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. Typically we can cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we are disclosing the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of October 31, 2014, our contractual obligations with these suppliers are approximately $33 million within the next fiscal year, as compared to approximately $26 million as of October 31, 2013. The increase is due to additional contracts associated with our pre-separation expenditures and additional contracts put in place related to our operational separation from Agilent on August 1, 2014.
We had no material off-balance sheet arrangements as of October 31, 2014 or October 31, 2013.
On Balance Sheet Arrangements. The following table summarizes our total contractual obligations recorded in our combined and consolidated balance sheet pertaining to our long-term debt as of October 31, 2014 (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$—	$500	$600
Other long-term liabilities include $82 million and $92 million of liabilities for uncertain tax positions as of October 31, 2014 and October 31, 2013, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales and expense forecasts up to twelve months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for speculative trading purposes.
Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 74 percent of our revenues in 2014, 75 percent of our revenues in 2013 and 76 percent of our revenues in 2012 were generated in U.S. dollars.
We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2014 and 2013, the analysis indicated that these hypothetical market movements would not have a material effect on our combined and consolidated financial position, results of operations or cash flows.
We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk.
We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2014 , the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Keysight Technologies, Inc.:

In our opinion, the combined and consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Keysight Technologies, Inc. and its subsidiaries at October 31, 2014 and October 31 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

December 22, 2014

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2014	2013	2012
	(in millions, except per share data)
Net revenue:
Products	$2,479	$2,434	$2,862
Services and other	454	454	453
Total net revenue	2,933	2,888	3,315
Costs and expenses:
Cost of products	1,083	1,044	1,208
Cost of services and other	230	221	226
Total costs	1,313	1,265	1,434
Research and development	361	375	377
Selling, general and administrative	790	752	771
Total costs and expenses	2,464	2,392	2,582
Income from operations	469	496	733
Interest expense	(3)	—	—
Other income (expense), net	9	5	13
Income before taxes	475	501	746
Provision (benefit) for income taxes	83	44	(95)
Net income	$392	$457	$841

Net income per share - basic and diluted(a)	$2.35	$2.74	$5.04
Basic and diluted average shares outstanding(a)	167	167	167
(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014.
The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Net income	$392	$457	$841
Other comprehensive income (loss):
Unrealized gain on investments, net of tax (expense) of $(4), $(3) and zero	8	5	—
Unrealized gain on derivative instruments, net of tax (expense) of $(2), zero and zero	3	—	—
Foreign currency translation, net of tax (expense) benefit of $1, $(6) and zero	(72)	(75)	(14)
Net defined benefit pension cost and post-retirement plan costs:
Change in actuarial net loss, net of tax benefit of $13, zero and zero	(38)	—	—
Change in net prior service credit, net of tax benefit of $3, zero and zero	(5)	—	—
Other comprehensive loss	(104)	(70)	(14)
Total comprehensive income	$288	$387	$827

The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED BALANCE SHEET

	October 31,
	2014	2013
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$810	$—
Accounts receivable, net	357	340
Receivable from Agilent	23	—
Inventory	498	502
Deferred tax assets	83	65
Other current assets	79	65
Total current assets	1,850	972
Property, plant and equipment, net	470	469
Goodwill	392	419
Other intangible assets, net	18	20
Long-term investments	63	44
Long-term deferred tax assets	163	88
Other assets	94	16
Total assets	$3,050	$2,028
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173	$131
Payable to Agilent	125	—
Employee compensation and benefits	167	142
Deferred revenue	175	190
Income and other taxes payable	72	55
Other accrued liabilities	57	42
Total current liabilities	769	560
Long-term deferred revenue	69	94
Long-term debt	1,099	—
Retirement and post-retirement benefits	213	—
Other long-term liabilities	131	129
Total liabilities	2,281	783
Commitments and contingencies (Note 17)
Stockholders' equity:
Agilent net investment	—	1,214
Common stock; $0.01 par value; 1 billion shares authorized; 167 million shares issued and outstanding at October 31, 2014, and no shares issued and outstanding at October 31, 2013	2	—
Additional paid-in-capital	1,002
Retained earnings	101	—
Accumulated other comprehensive income (loss)	(336)	31
Total stockholders' equity	769	1,245
Total liabilities and equity	$3,050	$2,028
   The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$392	$457	$841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	77	65
Share-based compensation	43	41	38
Excess tax benefit on share based plans	(4)	—	—
Deferred taxes	23	14	(118)
Excess and obsolete inventory	33	21	14
Asset impairment charges	—	1	—
Other, net	(1)	1	1
Changes in assets and liabilities:
Accounts receivable, net	(25)	44	(3)
Inventory	(31)	(53)	(46)
Accounts payable	32	(24)	(23)
Related party, net	23	—	—
Employee compensation and benefits	30	—	(32)
Income and other taxes payable	63	(2)	(5)
Other assets and liabilities	(99)	(11)	(8)
Net cash provided by operating activities	563	566	724
Cash flows from investing activities:
Purchases of property, plant and equipment	(70)	(69)	(103)
Acquisitions of businesses and intangible assets, net of cash acquired	(11)	(1)	(69)
Purchase of investments	—	(15)	—
Change in restricted cash, cash equivalents and investments	(2)	—	—
Other	1	—	—
Net cash used in investing activities	(82)	(85)	(172)
Cash flows from financing activities:
Issuance of senior notes	1,099	—	—
Debt issuance costs	(10)	—	—
Proceeds from short term borrowings	2	—	—
Repayment of debts and credit facility	(37)	—	—
Excess tax benefit from share-based plans	4	—	—
Return of capital to Agilent	(940)	—	—
Net transfers from (to) Agilent	217	(481)	(552)
Net cash provided by (used in) financing activities	335	(481)	(552)
Effect of exchange rate movements	(6)	—	—
Net increase in cash and cash equivalents	810	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$810	$—	$—
   The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Agilent Net Investment	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2011	—	$—	$—	$—	$115	$881	$996
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	841	841
Other comprehensive loss	—	—	—	—	(14)	—	(14)
Total comprehensive income							827
Net transfers to Agilent	—	—	—	—	—	(518)	(518)
Balance as of October 31, 2012	—	$—	$—	$—	$101	$1,204	$1,305
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	457	457
Other comprehensive loss	—	—	—	—	(70)	—	(70)
Total comprehensive income							387
Net transfers to Agilent	—	—	—	—	—	(447)	(447)
Balance as of October 31, 2013	—	$—	$—	$—	$31	$1,214	$1,245
Components of comprehensive income, net of tax:
Net income (pre-capitalization)	—	—	—	—	—	291	291
Net income (post-capitalization)	—	—	—	101	—	—	101
Total net income							392
Other comprehensive loss (pre-capitalization)	—	—	—	—	(8)	—	(8)
Other comprehensive loss (post-capitalization)	—	—	—	—	(96)	—	(96)
Total other comprehensive loss							(104)
Total comprehensive income							288
Net transfers to Agilent (pre-capitalization)	—	—	—	—	—	(267)	(267)
Transfers due to Capitalization	—	—	—	—	(263)	780	517
Return of capital to Agilent (post-capitalization)	—	—	—	—	—	(900)	(900)
Excess cash paid or payable to Agilent	—	—	—	—	—	(114)	(114)
Issuance of common stock and reclassification of parent company investment in connection with separation	167,483	2	1,002	—	—	(1,004)	—
Balance as of October 31, 2014	167,483	$2	$1,002	$101	$(336)	$—	$769
The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
1.     OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview.    Keysight Technologies, Inc. ("we", "us", "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing core electronic measurement solutions to communications and electronics industries.
On November 1, 2014, Keysight became an independent publicly-traded company through the distribution by Agilent Technologies Inc. ("Agilent") of 100 percent of the outstanding common stock of Keysight to Agilent's shareholders (the "Separation"). Each Agilent shareholder of record as of the close of business on October 22, 2014 received one share of Keysight common stock for every two shares of Agilent common stock held on the record date. Approximately 167 million shares of Keysight common stock were distributed on November 1, 2014 to Agilent shareholders. Keysight's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission ("SEC") on October 6, 2014. Keysight's common stock began trading "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.
Basis of presentation and separation from Agilent.  Prior to the distribution, Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. The combined financial statements reflect our financial position, results of operations, comprehensive income and cash flows as our business was operated as part of Agilent prior to the Capitalization. Following the Capitalization the consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries.  All periods have been accounted for in conformity with U.S. generally accepted accounting principles ("GAAP").
For periods prior to the Capitalization, the combined and consolidated financial statements include the allocation of certain assets and liabilities that were historically held at the Agilent level but which were specifically identified or allocated to us. Cash and cash equivalents held by Agilent were not allocated to us. Agilent’s debt and related interest expense were not allocated to us since we were not the legal obligor of the debt and Agilent’s borrowings were not directly attributable to us. In addition, prior to the Capitalization, all intercompany transactions between us and Agilent were considered to be effectively settled at the time the transactions were recorded. All cash generated by our business was assumed to be remitted to the Agilent subsidiary located in the same legal entity or country. The total net effect of the settlement of these intercompany transactions prior to the Capitalization is reflected in the combined and consolidated statement of cash flows as a financing activity and in the combined and consolidated balance sheet as Agilent net investment. Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all years and dates refer to our fiscal year.
We received significant management and shared administrative services from Agilent and we and Agilent engage in certain intercompany transactions. The combined and consolidated financial statements include allocation of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, legal advisory services and costs for research and development. In addition, other costs allocated to us include restructuring costs, share-based compensation expense and retirement plan expenses related to Agilent’s corporate and shared services employees. These costs have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other measures.
Management believes the assumptions and allocations underlying the combined and consolidated financial statements are reasonable and appropriate. The expenses and cost allocations have been determined on a basis that Agilent and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.
However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent. Consequently, our future results of operations after our separation from Agilent will include costs and expenses for us to operate as an independent company, and these costs and expenses may be materially different from our historical results of operations, statement of comprehensive income, financial position, and cash flows. Accordingly, the financial statements for these periods are not indicative of our future results of operations, financial position, and cash flows.
Management is responsible for the fair presentation of the accompanying combined and consolidated financial statements, prepared in accordance with U.S. GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying combined and consolidated financial statements contain all adjustments necessary to present fairly our combined and consolidated balance sheet, statement of operations, statement of comprehensive income, statement of cash flows and statement of equity for all periods presented.

Principles of consolidation.    The combined and consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated. All significant transactions between us and other businesses of Agilent are included in these combined and consolidated financial statements. All inter-company transactions prior to the Capitalization are considered to be effectively settled for cash in the combined and consolidated statement of cash flows at the time the transaction is recorded.
Agilent net investment. This balance represents the accumulation of our net earnings before our separation from Agilent, including share-based compensation expense recorded, cash transferred to and from Agilent, and net inter-company receivable/payable between us and Agilent.
Use of estimates.    The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocated expenses from Agilent and the related allocation methods, including share-based compensation and retirement and post-retirement plan assumptions, restructuring, valuation of goodwill and accounting for income taxes.
Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services and other arrangements (multiple-element arrangements) that include combinations of products and services.
We recognize revenue, net of trade discounts and allowances, provided that (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms not to be fixed or determinable, and accordingly we defer revenue until amounts become due. At the time of the transaction, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.
Product revenue.    Our product revenue is generated predominantly from the sales of various types of test equipment and associated software. Product revenue, including sales to resellers and distributors, is reduced for estimated returns, when appropriate. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.
Where software is licensed separately, revenue is recognized when the software is delivered and has been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs.
We also evaluate whether collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist on which a portion of the total fee would be allocated based on vendor-specific objective evidence ("VSOE").
Service revenue.    Revenue from services includes repair and calibration services, extended warranty, customer and software support, consulting, training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.
Revenue recognition for arrangements with multiple deliverables.    Our multiple-element arrangements are generally comprised of a combination of measurement instruments, installation or other start-up services, and/or software and/or support or services. Hardware and software elements are typically delivered at the same time and revenue is recognized upon delivery once title and risk of loss pass to the customer. Delivery of installation, start-up services and other services varies based on the complexity of the equipment, staffing levels in a geographic location and customer preferences, and can range from a few days to a few months. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. Revenue from the sale of software products that are not required to deliver the tangible product's essential functionality are accounted for under software revenue recognition rules which require VSOE of fair value to allocate revenue in a multiple-element arrangement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.
We have evaluated the deliverables in our multiple-element arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a standalone basis and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on VSOE if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.
We use VSOE of selling price in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE. ESP represents the best estimate of the price at which we would transact a sale if the product or service were sold on a standalone basis. We determine ESP for a product or service by using historical selling prices which reflect multiple factors including, but not limited to, customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through consultation with and approval by management. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, changes may occur in ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple-element arrangements, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.
Deferred revenue.    Deferred revenue represents the amount that is allocated to undelivered elements in multiple-element arrangements. We limit the revenue recognized to the amount that is not contingent on the future delivery of products or services or meeting other specified performance conditions. In addition, service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer.
Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2014 and 2013 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.
Share-based compensation.  Our employees have historically participated in Agilent’s various incentive award plans, including employee stock options, restricted stock units and the employee stock purchases made under Agilent’s Employee Stock Purchase Plan (“ESPP”). Prior to our separation from Agilent, we participated in Agilent’s share-based compensation plans and recorded share-based compensation expense based on the equity awards granted to our employees. We recorded compensation expense based on expenses for the awards to our employees as well as an allocation of Agilent’s corporate and shared services employee expenses.
In 2014, 2013 and 2012, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under the ESPP and performance share awards under Agilent Technologies, Inc. Long-Term Performance ("LTP") Program using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $44 million in 2014, $43 million in 2013 and $38 million in 2012.
Inventory.    Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand and actual usage. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales unit forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory.
Warranty.    Our standard warranty term for most of our products from the date of delivery is typically three years, which increased from one year in the second quarter of fiscal 2013. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product revenue. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. See Note 16, "Guarantees."
We also sell extended warranties that provide warranty coverage beyond the standard warranty term. Revenue associated with extended warranties is deferred and recognized over the extended coverage period.
Taxes on income.    Income taxes, as presented, are calculated on an "as if" separate tax return basis. Our operations have historically been included in Agilent's U.S. federal and state income tax returns or non-U.S. jurisdiction tax returns. Agilent's global tax model has been developed based on its entire portfolio of businesses. Accordingly, the tax results as presented are not necessarily reflective of the results that we would have generated on a standalone basis. It is possible that we will make different tax accounting elections and assertions in future periods, such as the amount of earnings that will be permanently reinvested outside the U.S. Income tax expense is based on reported income or loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.
We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate due to new information. We classify the liability for unrecognized tax benefits as current to the extent that the company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue, and the associated expense is recorded in cost of products for all periods presented.
Goodwill and other intangible assets.    In September 2011, the Financial Accounting Standards Board ("FASB") approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary.
The guidance includes examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers.
If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In fiscal 2014, in conjunction with the planned separation, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments, which are also our reporting units. In fiscal year 2014, we assessed goodwill impairment for our two reporting units, which consisted of our two segments, Measurement Solutions and Customer Support and Services. We performed a quantitative test for goodwill impairment for both reporting units as of September 30, 2014. Based on the results of our testing, the fair value for both reporting units was significantly in excess of the carrying value. There was no impairment of goodwill during the years ended October 31, 2014, 2013 and 2012.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. No impairments of purchased intangible assets were recorded during the year ended October 31, 2014, 2013 and 2012.
In July 2012, the FASB simplified the guidance for testing for impairment of indefinite-lived intangible assets other than goodwill. Our indefinite-lived intangible assets are IPR&D intangible assets. The guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We adopted this guidance for the year ended October 31, 2012. Due to specific cancellation of an IPR&D project, we recorded an impairment of $1 million in 2013. There were no impairments in fiscal years 2014 and 2012. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired.
Advertising. Advertising costs are expensed as incurred and amounted to $22 million in 2014, $16 million in 2013 and $18 million in 2012.
Research and development.  Costs related to research, design and development of our products are charged to research and development expense as they are incurred.
Sales taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.
Investments. Cost method investments consisting of non-marketable equity securities are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale were reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income.
Net income per share.    Basic net income per share is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). The denominator for basic and diluted earnings per share for the period is based on the number of shares of Keysight common stock outstanding on the distribution date. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014. See Note 6, "Net Income Per Share".
Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original maturity or remaining maturity at the time of purchase is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
As of October 31, 2014, approximately $598 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.
We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.
Fair value of financial instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $1 million as of October 31, 2014. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 12, "Fair Value Measurements," for additional information on the fair value of financial instruments.
Concentration of credit risk.    Financial instruments that potentially subject us to significant concentration of credit risk include money market fund investments, time deposits and demand deposit balances. These investments are categorized as cash and cash equivalents and long-term investments. In addition, we have credit risk from derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. We have a comprehensive credit policy in place and credit exposure is monitored on an ongoing basis.

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount.
Credit risk is mitigated through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2014 or 2013.
Derivative instruments.    We are exposed to global foreign currency exchange rate risk in the normal course of business. We enter into foreign exchange hedging contracts, primarily forward contracts and purchased options to manage financial exposures resulting from changes in foreign currency exchange rates. Foreign currency exposures include committed and anticipated revenue and expense transactions (cash flow exposure) and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary (balance sheet exposure). For cash flow hedges, contracts are designed at inception as hedges of the related foreign currency exposures. For option contracts, we exclude time value from the measurement of effectiveness. To qualify for hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; foreign exchange hedging contracts generally mature within twelve months. In order to manage foreign currency exposures in a few limited jurisdictions we may enter into foreign exchange contracts that do not qualify for hedge accounting. In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.
All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecast transaction occurs or it becomes probable the forecast transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.
Property, plant and equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger, and the resulting gain or loss is reflected in the combined and consolidated statement of operations. Buildings and improvements are depreciated over the lesser of their useful lives or the remaining term of the lease and machinery and equipment over three to ten years. We use the straight-line method to depreciate assets.
Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one to twenty-five years. Certain leases contain renewal options for periods up to ten years.
Capitalized software.    We capitalize certain internal and external costs incurred to acquire or create internal use software. Capitalized software is included in property, plant and equipment and is depreciated over three to five years once development is complete.
Impairment of long-lived assets.    We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.
Restructuring costs.  The main component of our restructuring plan is related to workforce reductions. Workforce reduction charges are accrued when payment of benefits becomes probable and the amounts can be estimated. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.
Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $70 million and $58 million as of October 31, 2014 and 2013, respectively.

Foreign currency translation.    We translate and remeasure balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses that are allocated to us by Agilent, are reported in other income (expense), net and were zero for fiscal year 2014, a $4 million loss for 2013 and a $1 million loss for 2012.
Retirement plans and post-retirement benefit plan assumptions.  Prior to the Capitalization, substantially all of our employees were covered under various defined benefit and/or defined contribution retirement plans sponsored by Agilent. All defined benefit plans and post-retirement health care plans were considered multi-employer plans. As a result, no asset or liability was recorded prior to the Capitalization to recognize the funded status in our combined and consolidated balance sheet. At the Capitalization, the assets and liabilities of these plans that were allocable to Keysight employees were transferred to Keysight plans; therefore, the plans are no longer accounted for as multi-employer plans.
Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually. See Note 15, "Retirement Plans and Post-Retirement Pension Plans."
2.    NEW ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. We adopted this guidance in the first quarter of 2014 and have presented the requisite disclosures in the combined and consolidated statement of comprehensive income and in the notes to the combined and consolidated financial statements.
In March 2013, the FASB issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustment. The guidance requires that a parent de-consolidate a subsidiary or de-recognize a group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) if the parent ceases to have a controlling financial interest in that group of assets. The guidance is effective for annual periods beginning on or after December 15, 2013 and interim periods within those years. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.
In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2013 and interim periods within those years and is consistent with our current practice.
In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting

Standards (“IFRS”). To meet those objectives, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers, and the IASB issued IFRS 15, Revenue from Contracts with Customers. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are evaluating the impact of adopting this guidance to our combined and consolidated financial statements.
In June 2014, the FASB issued an amendment to the accounting guidance relating to share-based compensation to resolve what it saw as diverse accounting treatment of certain awards. With this amendment, the FASB has given explicit guidance to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting rather than as a non-vesting condition that affects the grant-date fair value of an award. The new guidance is effective for annual periods beginning after December 15, 2015 and for the interim periods within those annual periods. Earlier adoption is permitted. We are evaluating the impact of adopting this prospective guidance to our combined and consolidated financial statements.
In August 2014, the FASB issued guidance related to the disclosures around going concern. The standard provided guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provided related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.
Other amendments to U.S. GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our combined and consolidated financial statements upon adoption.
3.    TRANSACTIONS WITH AGILENT
Prior to our separation, we were the Electronic Measurement segment of Agilent and thus our transactions with Agilent were considered intercompany. After our separation date, our transactions with Agilent are considered related party transactions since we were wholly-owned subsidiary of Agilent until October 31, 2014.
The amount of materials and services sold by us to other Agilent businesses was immaterial for the years ended October 31, 2014, 2013 and 2012 and we did not purchase any materials from the other Agilent businesses for those respective periods.
Allocated Costs
The combined and consolidated statement of operations includes our direct expenses for cost of products and services sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Agilent to us. These allocated expenses include costs of information technology, accounting and legal services, real estate and facilities, corporate advertising, insurance services, treasury and other corporate and infrastructure services and costs for central research and development efforts. In addition, other costs allocated to us include restructuring costs, share-based compensation expense and retirement plan expenses related to Agilent’s corporate and shared services employees and are included in the table below. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. These costs have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other measures.
Allocated costs included in the accompanying combined statement of operations are as follows:

	Years ended October 31,
	2014	2013	2012
Cost of products and services	$96	$93	$98
Research and development	44	54	58
Selling, general and administrative	273	257	246
Other (income) expense	(4)	(4)	(7)
Total allocated costs	$409	$400	$395
Fiscal 2014 includes allocated costs related to the period prior to the Capitalization.

Receivable from and Payable to Agilent

	October 31,
	2014	2013
Receivable from Agilent	$23	$—
Payable to Agilent	$125	$—
Payable to Agilent at October 31, 2014 includes an accrual for return of excess cash to Agilent of approximately $74 million, which is subject to final determination as provided in the separation and distribution agreement. Prior to the Capitalization, all intercompany transactions between us and Agilent were considered to be effectively settled at the time the transactions were recorded.
Agreements with Agilent
Prior to Capitalization, we shared and operated under agreements executed by Agilent with third parties, including but not limited to:
•purchasing, manufacturing, and freight agreements;
•the use of facilities owned, leased, and managed by Agilent; and
•software, technology and other intellectual property agreements.
4.    SHARE-BASED COMPENSATION
Prior to the Separation, Keysight employees participated in Agilent’s stock program. The Agilent 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years.
The following disclosures represent the portion of Agilent's incentive stock program in which Keysight employees participated. All awards granted under the program consisted of Agilent common shares. As such, all related equity account balances are reflected in Agilent's consolidated statements of stockholders' equity and have not been reflected in Keysight's combined and consolidated financial statements. Keysight's combined and consolidated statements of earnings reflects compensation expense for these stock-based awards associated with the portion of Agilent's incentive stock program in which Keysight employees participated; accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company for the periods presented.
In conjunction with the Separation, the company adopted the Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (the "Plan"). Upon the Separation, the outstanding Agilent equity-based compensation awards were converted into the Keysight equity-based compensation awards issued pursuant to the Plan.
Description of Keysight’s Share-Based Plans
Incentive compensation plans.    The 2014 Equity and Incentive Compensation Plan was originally adopted by the Board on July 16, 2014, subsequently amended and restated by the Board on September 29, 2014 and became effective as of November 1, 2014 (the “Effective Date”). The Board subsequently reserved 25 million shares of Company common stock that may be issued under the 2014 Plan, plus any shares forfeited or cancelled under the Plan. The 2014 Stock Plan provides for the grant of awards in the form of stock options, SARs, restricted stock, RSUs, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2014 Plan has a term of ten years.
Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted. Restricted stock units generally vest at a rate of 25 percent per year over a period of four years from the date of grant.
Effective November 1, 2014, the Compensation Committee of the Board of Directors approved the Performance awards plan, which is a performance stock award program administered under the 2014 Stock Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Performance awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison set at the beginning of the performance period. Based on the performance metrics the final award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the Performance awards program is three years. Beginning in the first quarter of fiscal 2015, we will consider the dilutive impact of this program in our diluted net income per share calculation only to the extent that the performance conditions are met.
Effective November 1, 2014, the company adopted the Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to contribute up to ten percent of their base compensation to purchase shares of Keysight common stock at 85 percent of the closing market price at purchase date. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding shares of Keysight common stock on November 1, or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.
Under Agilent's ESPP, our employees purchased 878,816 shares for $40 million in 2014, 764,113 shares for $25 million in 2013 and 729,920 shares for $25 million in 2012. The shares purchased by our employees in 2014 include the shares purchased for the second half FY 2014 ESPP purchase period. These shares were purchased one month in advance on Oct 1 2014 due to separation activities.
All equity award amounts presented below have not been converted to reflect the separation from Agilent. Subsequent to the separation on November 1, 2014, Keysight employees holding Agilent stock options, and restricted stock awards, received Keysight stock-based award in replacement of their outstanding Agilent stock based awards. The value of the replaced Keysight stock-based awards after separation was designed to generally preserve the intrinsic value and the fair value of the award immediately prior to separation. The per share data presented in this Note has not been adjusted to reflect the impact of the separation.
Impact of Share-based Compensation Awards
All share-based awards compensation expense has been recognized using a straight-line amortization method and as required by guidance, has been reduced for estimated forfeitures.
The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Cost of products and services	$11	$9	$8
Research and development	7	7	6
Selling, general and administrative	26	27	24
Total share-based compensation expense	$44	$43	$38

At October 31, 2014 and 2013 there was no share-based compensation capitalized within inventory. The income tax benefit realized from the exercised stock options and similar awards recognized was $4 million in 2014 and zero in 2013 and 2012, respectively. The weighted average grant date fair value of options, granted in 2014, 2013 and 2012 was $18.73, $12.18 and $13.69 per share, respectively
Valuation Assumptions
For all periods presented, the fair value of share based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. For all periods presented, shares granted under the LTP Program were valued using a Monte Carlo simulation. The estimated fair value of restricted stock unit awards was determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. On January 17, 2012, Agilent’s Board of Directors approved the initiation of quarterly cash dividends to the company's shareholders. The fair value of all the awards granted prior to the declaration of quarterly cash dividend was measured based on an expected dividend yield of 0%. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the fair market value at the purchase date.

The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Years Ended October 31,
	2014	2013	2012
Stock Option Plans:
Weighted average risk-free interest rate	1.69%	0.86%	0.88%
Dividend yield	1%	1%	0%
Weighted average volatility	39%	39%	38%
Expected life	5.8 years	5.8 years	5.8 years
LTP Program:
Volatility of Agilent shares	—	37%	41%
Volatility of selected peer-company shares	—	6%-64%	17%-75%
Price-wise correlation with selected peers	—	49%	62%
Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. For all the years presented, the expected stock price volatility assumption was determined using the historical volatility of Agilent's stock options over the most recent historical period equivalent to the expected life. There were no grants made to Keysight employees under the Agilent FY14 LTP Program.
For the grants awarded under the 2009 stock plan after November 1, 2010, Agilent increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing the estimated life of our employee stock options of 5.8 years for 2012 to 2014, Agilent considered the historical option exercise behavior of the executive employees who were granted the majority of the options in the annual grants made, which they believe is representative of future behavior.
Share-based Payment Award Activity
Employee Stock Options
The following table summarizes employee stock option award activity as part of Agilent's annual grants for 2014:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2013	2,320	$31
Granted	422	$54
Exercised	(1,472)	$30
Expired	(16)	$29
Employee transition (a)	948	$32
Outstanding at October 31, 2014	2,202	$36

(a)	Employee transition amounts consist of

i.	Option activity for employees transitioning between Agilent and Keysight.

ii.	Grants outstanding with corporate and shared services employees that were not included in grants outstanding at October 31, 2013, as they were not directly identifiable at that time.
There were no cancellations or forfeitures in 2014.

The options outstanding and exercisable for equity share-based payment awards at October 31, 2014 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	281	1.5	$20	$9,804	281	1.5	$20	$9,804
$25.01 - 30	119	4.4	$29	3,083	119	4.4	$29	3,084
$30.01 - 40	1,380	4.8	$35	28,542	752	2.5	$33	16,566
$40.01 & over	422	9.1	$54	727	—	0	$—	—
	2,202	5.2	$36	$42,156	1,152	2.5	$30	$29,454
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on Agilent's closing stock price of $55.28 at October 31, 2014, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2014 was approximately 1.2 million.
The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2014, 2013 and 2012:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2012	$18,694	$22
Black-Scholes per share value of options granted during fiscal 2012			$14
Options exercised in fiscal 2013	$26,808	$28
Black-Scholes per share value of options granted during fiscal 2013			$12
Options exercised in fiscal 2014	$39,886	$30
Black-Scholes per share value of options granted during fiscal 2014			$19
As of October 31, 2014 the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $5 million, which is expected to be amortized over a weighted average period of 2.3 years. See Note 5, "Income Taxes," for the tax impact on share-based award exercises.
Non-vested Awards
The following table summarizes non-vested award activity in 2014 primarily for our LTP Program and restricted stock unit awards:

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2013	1,086	$37
Granted	532	$54
Vested	(545)	$36
Forfeited	(15)	$43
Change in LTP Program shares vested in the year due to performance conditions	(12)	$36
Employee transition (a)	376	$37
Non-vested at October 31, 2014	1,422	$44

(a)	Employee transition amounts consist of:

i.	Stock activity for employees transitioning between Agilent and Keysight.

ii.	Unvested stock with corporate and shared services employees that were not included in grants outstanding at October 31, 2013, as they were not directly identifiable at that time.

As of October 31, 2014 the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $25 million, which is expected to be amortized over a weighted average period of 2.3 years. The total fair value of restricted stock awards vested was $29 million for 2014, $12 million for 2013 and $12 million for 2012.
5.    INCOME TAXES
The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
U.S. operations	$(18)	$14	$50
Non-U.S. operations	493	487	696
Total income before taxes	$475	$501	$746
The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
U.S. federal taxes:
Current	$(11)	$10	$15
Deferred	25	12	(124)
Non-U.S. taxes:
Current	62	16	7
Deferred	(4)	3	6
State taxes, net of federal benefit:
Current	9	4	1
Deferred	2	(1)	—
Total provision	$83	$44	$(95)
The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included in the combined and consolidated balance sheet are:

	October 31,
	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$20	$—	$11	$(1)
Intangibles	35	(6)	9	—
Property, plant and equipment	28	(10)	11	(6)
Warranty reserves	18	—	12	—
Pension benefits	61	(18)	—	—
Employee benefits, other than retirement	26	—	31	(1)
Net operating loss, capital loss, and credit carryforwards	127	—	214	—
State taxes	6	—	3	—
Unremitted earnings of foreign subsidiaries	—	(53)	—	(120)
Share-based compensation	15	—	8	—
Deferred revenue	42	(1)	11	(1)
Other	3	(11)	15	(11)
Subtotal	381	(99)	325	(140)
Tax valuation allowance	(39)	—	(41)	—
Total deferred tax assets or deferred tax liabilities	$342	$(99)	$284	$(140)
The significant increase in 2014 as compared to 2013 for the deferred tax asset relating to pension benefits is due mainly to the tax effect of changes in post-retirement pension plans recognized in other comprehensive income. Other significant changes in deferred tax assets and liabilities include a $101 million reduction in the tax credit carryovers resulting from the utilization of U.S. tax credits in the year ended October 31, 2014 following the repatriation of foreign earnings in the first quarter of fiscal 2014, the addition of $114 million in deferred tax assets as a result of the Separation as well as the reduction of $70 million of unremitted earnings of foreign subsidiaries.
We record U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. As of October 31, 2014 we recognized a $53 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered permanently reinvested. As of October 31, 2014 the cumulative amount of undistributed earnings considered permanently reinvested was $4.2 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the company’s foreign operations. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.
The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2014 and 2013:

	October 31,
	2014	2013
	(in millions)
Current deferred tax assets	$83	$65
Long-term deferred tax assets	163	88
Current deferred tax liabilities (included within other accrued liabilities)	(1)	(6)
Long-term deferred tax liabilities (included within other long-term liabilities)	(2)	(3)
Total	$243	$144
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012, management concluded that the valuation allowance for most of our U.S. federal and state deferred tax assets was no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012 the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for our U.S. consolidated income tax group will be realized. Accordingly, in the fourth quarter of 2012 we recognized a non-recurring tax benefit of $227 million relating to the valuation allowance reversal.
As of October 31, 2013 we continued to maintain a valuation allowance of $41 million until sufficient positive evidence existed to support reversal. The valuation allowance primarily related to deferred tax assets for California R&D credits and net operating losses in the Netherlands and United Kingdom.
The valuation allowance decreased by $2 million in the year ended October 31, 2014. In the fourth quarter of 2014 management concluded that the valuation allowance of our U.K. deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.K. operating profits and the expectation of sustainable profitability in future periods. Accordingly, we recognized a non-recurring tax benefit of $6 million relating to the U.K. valuation allowance reversal. As of October 31, 2014 we have maintained a valuation allowance of $39 million until sufficient positive evidence exists to support reversal. The valuation allowance is mainly related to deferred tax assets for California R&D credits and net operating losses in the Netherlands.
At October 31, 2014 we had U.S. federal net operating loss carryforwards of approximately $12 million and tax credit carryforwards of approximately $107 million. The federal net operating losses expire in years beginning 2023 through 2026, and the federal tax credits begin to expire in 2019, if not utilized. At October 31, 2014 we had state net operating loss carryforwards of approximately $4 million that expire in years beginning 2015 through 2031 if not utilized. In addition, we had net state tax credit carryforwards of $41 million that do not expire. All of the federal and state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2014 we also had foreign net operating loss carryforwards of approximately $191 million. Of this foreign loss, $133 million will expire in years beginning 2015 through 2023 if not utilized. The remaining $58 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in the U.S. and foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.
The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefit totals $69 million as of October 31, 2014 and will be accounted for as a credit to shareholders' equity, if and when realized, through a reduction in income taxes payable. We have recognized approximately $30 million as a credit to shareholders' equity for cumulative excess tax benefits related to stock and stock option plans that have been realized as of October 31, 2014.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Profit before tax times statutory rate	$166	$175	$261
State income taxes, net of federal benefit	6	2	1
Non-U.S. income taxed at different rates	(113)	(147)	(209)
Repatriation of foreign earnings	62	8	73
Change in unrecognized tax benefits	(39)	6	—
Valuation allowances	(5)	—	(227)
Other, net	6	—	6
Provision for income taxes	$83	$44	$(95)
Effective tax rate	18%	9%	(13)%
We enjoyed tax holidays in several different jurisdictions, most significantly in Singapore through the third quarter of fiscal 2014, and several jurisdictions have granted or are anticipated to grant us tax incentives that require renewal at various times in the future, most significant being in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2016 and 2024. As a result of the incentives, the impact of the tax holidays decreased income taxes by $40 million, $68 million, and $96 million in 2014, 2013, and 2012, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.24, $0.41, and $0.57 in 2014, 2013 and 2012, respectively.
For 2014 the effective tax rate was 18 percent. The 18 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore, where we enjoy tax holidays, combined with a $55 million benefit from a prior year tax reserve release.

For 2013 the effective tax rate was 9 percent. The 9 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays.
For 2012 the effective tax rate was 13 percent. The 13 percent effective tax rate reflected tax on earnings in jurisdictions that had low effective tax rates and includes a $227 million tax benefit due to the reversal of a valuation allowance for most U.S. federal and state deferred tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In the fourth quarter of 2012 management concluded that the valuation allowance for most of our U.S. federal and state deferred tax assets is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of October 31, 2012 the cumulative positive evidence outweighed the negative evidence regarding the likelihood that most of the deferred tax asset for Agilent's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring tax benefit of $227 million relating to the valuation allowance reversal. The effective tax rate also included a non-recurring tax expense of $80 million relating to an increase in the overall residual U.S. tax expected to be imposed upon the repatriation of unremitted foreign earnings previously considered permanently reinvested. During the fourth quarter of 2012, we assessed the forecasted cash needs and the overall financial position of its foreign subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas.
The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2014 and 2013:

	October 31,
	2014	2013
	(in millions)
Current income tax liabilities (included within income and other taxes payable) )	$(60)	$(20)
Long-term income tax liabilities (included within other long-term liabilities)	(82)	(92)
Total	$(142)	$(112)
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. The ultimate resolution of tax uncertainties may differ from what is currently estimated, which could result in a material impact on income tax expense. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2014	2013	2012
	(in millions)
Balance, beginning of year	$173	$162	$193
Additions for tax positions related to the current year	10	9	9
Additions for tax positions from prior years	9	5	22
Reductions for tax positions from prior years	(59)	(2)	(27)
Settlements with taxing authorities	(1)	—	(25)
Statute of limitations expirations	(3)	(1)	(10)
Balance, end of year	$129	$173	$162
As of October 31, 2014 we had $129 million of unrecognized tax benefits of which $118 million, if recognized, would affect our effective tax rate.
We recognized a tax benefit of $4 million, a tax expense of $2 million and a tax expense of $0.3 million of interest and penalties related to unrecognized tax benefits in 2014, 2013 and 2012, respectively. Interest and penalties accrued as of October 31, 2014 and 2013 were $8 million and $12 million, respectively.
In the U.S., Agilent's tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states.  On January 29, 2014 Agilent reached an agreement with the IRS for the tax years 2006 through 2007 which resulted in $55 million of tax benefits associated with the recognition of previously unrecognized U.S. federal and state tax benefits and the reversal of the related interest accruals resulting from this agreement and are reflected in the first quarter of 2014. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS.  In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
6.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below.

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Numerator:
Net income	$392	$457	$841
Denominator:
Basic and diluted weighted average shares	167	167	167
Basic and diluted net income per share	$2.35	$2.74	$5.04
Basic net income per share is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). The denominator for basic and diluted earnings per share for the period is based on the number of shares of Keysight common stock outstanding on the distribution date. On November 1, 2014, the distribution date, Agilent shareholders of record as of the close of business on October 22, 2014 received one share of Keysight common stock for every two shares of Agilent's common stock held as of the record date. Basic and diluted net income per share and the average number of shares outstanding were calculated using the number of Keysight common shares outstanding immediately following the distribution. The same number of shares was used to calculate basic and diluted earnings per share since no Keysight equity awards were outstanding prior to the distribution.
7.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $4 million in 2014 and zero in 2013 and 2012.
8.    INVENTORY

	October 31,
	2014	2013
	(in millions)
Finished goods	$219	$209
Purchased parts and fabricated assemblies	279	293
Inventory	$498	$502
Inventory-related excess and obsolescence charges of $33 million were recorded in total cost of products in 2014, $21 million in 2013 and $14 million in 2012. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

9.    PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2014	2013
	(in millions)
Land	$61	$68
Buildings and leasehold improvements	627	647
Machinery and equipment	861	512
Software	6	8
Total property, plant and equipment	1,555	1,235
Accumulated depreciation and amortization	(1,085)	(766)
Property, plant and equipment, net	$470	$469
Asset impairments were zero in 2014, 2013 and 2012. Depreciation expense was $74 million in 2014, $65 million in 2013 and $55 million in 2012.
10.   GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances at October 31, 2014, 2013 and 2012 and the movements in 2014 and 2013 for each of our reportable segments are shown in the table below:

	Customer Support and Services	Measurement Solutions	Total
	(in millions)
Goodwill as of October 31, 2012	$60	$407	$467
Foreign currency translation impact	(6)	(41)	(47)
Goodwill arising from acquisitions and other adjustments	—	(1)	(1)
Goodwill as of October 31, 2013	$54	$365	$419
Foreign currency translation impact	(4)	(28)	(32)
Goodwill arising from acquisitions and other adjustments	5	—	5
Goodwill as of October 31, 2014	$55	$337	$392
The component parts of other intangible assets at October 31, 2014 and 2013 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2013:
Developed technology	$123	$108	$15
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	26	23	3
Total amortizable intangible assets	$154	$136	$18
In-Process R&D	2	—	2
Total	$156	$136	$20
As of October 31, 2014:
Developed technology	$125	$114	$11
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	25	7
Total amortizable intangible assets	$162	$144	$18
In-Process R&D	—	—	—
Total	$162	$144	$18

In 2014 we recorded additions to goodwill of $5 million related to the acquisition of a business. During the year, we also recorded $6 million of additions to other intangibles related to the same business. The $2 million decrease in in-process R&D was due to the completion of one project.
In 2013 goodwill decreased by $1 million relating to an adjustment of a prior year acquisition’s goodwill. In 2013 we also recorded $2 million of other intangibles in total, with $1 million related to the same adjustment of a prior year’s acquisition and the remainder relating to another acquisition.
Amortization of intangible assets was $8 million in 2014, $9 million in 2013, and $7 million in 2012. In addition, we recorded $1 million of impairments of other intangibles related to the cancellation of an in-process research and development project during 2013. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $8 million in 2015, $6 million for 2016, $3 million for 2017, $1 million for 2018, and zero thereafter.
11.   INVESTMENTS
Equity Investments
The following table summarizes the company's equity investments as of October 31, 2014 and 2013 (net book value):

	October 31,
	2014	2013
	(in millions)
Long-Term
Cost method investments	$15	$10
Trading securities	13	11
Available-for-sale investments	35	23
Total	$63	$44
Cost method investments consist of non-marketable equity securities and two funds and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity.
Investments in available-for-sale securities at estimated fair value were as follows:

	October 31, 2014				October 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Equity securities	$15	$20	$—	$35	$15	$8	$—	$23
All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
There were no realized gains on the sale of available-for-sale securities in 2014, 2013 and 2012.
Net unrealized gains and losses on our trading securities portfolio were $1 million of unrealized gains in 2014, $2 million of unrealized gains in 2013 and $1 million of unrealized gains in 2012.
Realized gains from the sale of cost method securities were zero for 2014, 2013 and 2012.

12.   FAIR VALUE MEASUREMENTS
The authoritative guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
The guidance establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into three levels. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:
Level 1 — applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2 — applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, for the asset or liability such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in less active markets; or other inputs that can be derived principally from, or corroborated by, observable market data.
Level 3 — applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$634	$634	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	13	13	—	—
Available-for-sale investments	35	35	—	—
Total assets measured at fair value	$691	$682	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—
Long-term
Deferred compensation liability	13	—	13	—
Total liabilities measured at fair value	$16	$—	$16	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 were as follows:

		Fair Value Measurement at October 31, 2013 Using
	October 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Long-term
Trading securities	$11	$11	$—	$—
Available-for-sale investments	23	23	—	—
Total assets measured at fair value	$34	$34	$—	$—

Liabilities:
Long-term
Deferred compensation liability	11	—	11	—
Total liabilities measured at fair value	$11	$—	$11	$—
Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy. Our derivative financial instruments are classified within Level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as Level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.
Trading securities and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in net income.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-Lived Assets
For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2014 and 2013:

	Years Ended October 31,
	2014	2013
	(in millions)
Long-lived assets held and used	$—	$1
Long-lived assets held and used related to the cancellation of an in-process research and development project with a carrying amount of $1 million were written down to their fair value of zero, resulting in an impairment charge of $1 million, which was included in net income for 2013. Fair values for the impaired long-lived assets were measured using level 2 inputs.
13.   DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts and purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates. Prior to the Capitalization, there were no derivatives contracts legally held by us and the below disclosures represent the activity pertaining to the contracts entered into by us subsequently.

Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the combined and consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the combined and consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in 2014, 2013 and 2012 was not significant.
Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense), net in the combined and consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
Our use of derivative instruments exposes us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions which are selected based on their credit ratings and other factors. We have established policies and procedures for mitigating credit risk that include establishing counterparty credit limits, monitoring credit exposures, and continually assessing the creditworthiness of counterparties.
A number of our derivative agreements contain threshold limits to the net liability position with counterparties and are dependent on our corporate credit rating determined by the major credit rating agencies. The counterparties to the derivative instruments may request collateralization, in accordance with derivative agreements, on derivative instruments in net liability positions.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2014 was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2014.
There were 67 foreign exchange forward contracts and 2 foreign exchange option contracts open as of October 31, 2014 and designated as cash flow hedges. There were 80 foreign exchange forward contracts open as of October 31, 2014 not designated as hedging instruments. The aggregated U.S. Dollar notional amounts by currency and designation as of October 31, 2014 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$—	$22
British Pound	—	—	39
Malaysian Ringgit	91	—	19
Japanese Yen	(86)	(23)	(34)
Other	(15)	—	8
	$(10)	$(23)	$54

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the combined and consolidated balance sheet as of October 31, 2014 and 2013 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2014	October 31, 2013	Balance Sheet Location	October 31, 2014	October 31, 2013
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$—	Other accrued liabilities	$1	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	—	Other accrued liabilities	2	—
Total derivatives	$9	$—		$3	$—
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our combined and consolidated statement of operations was as follows:

	2014	2013	2012
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Gain recognized in accumulated other comprehensive income	$5	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$3	$—	$—
The estimated net amount of existing gain at October 31, 2014 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $5 million.
14.  RESTRUCTURING
In the second quarter of 2013, in response to slow revenue growth due to macroeconomic conditions, we accrued for a targeted restructuring program that was expected to reduce Keysight's total headcount by approximately 200 regular employees, representing approximately 2 percent of our global workforce. After the separation announcement in the fourth quarter of 2013, approximately 40 employees from the targeted restructuring plan have been redeployed within the company, reducing the total headcount under this plan to 160 employees.
A summary of total restructuring accrual activity is shown in the table below:

Workforce Reduction
(in millions)
Balance as of October 31, 2013	$6
Income statement expense (reversal)	(3)
Cash payments	(2)
Balance as of October 31, 2014	$1
The restructuring reversal of $3 million recorded in 2014 related to approximately 40 employees that have been redeployed within the company as a result of the separation announcement. At October 31, 2014, we have a remaining accrual of $1 million recorded in other accrued liabilities in the combined and consolidated balance sheet, and we have substantially completed this program.
A summary of the charges in the combined and consolidated statement of operations resulting from all restructuring plans is shown below:

	Year Ended
	October 31,
	2014	2013
	(in millions)
Cost of products and services	$(1)	$4
Research and development	(1)	5
Selling, general and administrative	(1)	6
Total restructuring, asset impairments and other special charges	$(3)	$15
15.   RETIREMENT PLANS AND POST-RETIREMENT PENSION PLANS
General.  Prior to the Capitalization, substantially all of our employees were covered under various defined benefit and/or defined contribution retirement plans sponsored by Agilent. All defined benefit retirement plans and the post-retirement health care plan were considered multi-employer plans. As a result, no asset or liability was recorded by us to recognize the funded status in our combined and consolidated balance sheet until the Capitalization. At the Capitalization, the assets and liabilities of these plans that were allocable to Keysight employees were transferred to Keysight plans; therefore, the plans are no longer considered multi-employer plans. Plan assets of $2,037 million, benefit obligations of $2,157 million and $344 million of accumulated other comprehensive loss ($270 million, net of tax) were recorded for the plans transferred to us.
Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. We provide U.S. employees, who meet eligibility criteria under the Keysight Technologies, Inc. Retirement Plan ("RP"), defined benefits which are based on an employee's base or target pay during the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the RP is reduced by any amounts due to the eligible employee under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993.
In addition, in the U.S. we maintain the Supplemental Benefits Retirement Plan ("SBRP"), a supplemental unfunded non-qualified defined benefit plan to provide benefits that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans."
As of October 31, 2014 the fair value of plan assets of the DPSP for U.S. employees was $331 million. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.
Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans ("Non-U.S. Plans") based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.
401(k) defined contribution plan.    Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $12 million in 2014, including allocated costs and contributions made from Agilent of $9 million. Agilent allocated costs and made contributions to the 401(k) Plan on our behalf in the amount of $12 million for each of the two years ended October 31, 2013.
Post-retirement medical benefit plans.    In addition to receiving retirement benefits, U.S. employees who meet eligibility requirements as of their termination date may participate in the Keysight Technologies, Inc. Health Plan for Retirees ("U.S. Post-Retirement Benefit Plans"). Eligible retirees who were less than age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service (age 54 with 14 or more years of service for workforce managed terminations) are eligible for a fixed amount which can be utilized to pay for premiums under a Keysight sponsored pre-Medicare medical plan, non-Keysight sponsored medical, dental and vision plans purchased in the individual insurance market, as well as Medicare Part A, Medicare Part B and prescription drug premiums. Premiums to purchase other employer-sponsored coverage are not eligible for reimbursement. Eligible retirees who were at least age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service (age 54 with 14 or more years of service for workforce managed terminations) currently choose from managed-care or indemnity options, with the company subsidization level or stipend dependent on a number of factors including eligibility and length of service. Grandfathered retirees receive a fixed monthly subsidy toward pre-65 premium costs (subsidy capped at 2011 levels) and a fixed monthly stipend post-65. The subsidy amounts will not increase.
Components of net periodic cost.    The company uses alternate methods of amortization, as allowed by the authoritative guidance, which amortizes the actuarial gains and losses on a consistent basis for the years presented. For the U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and the U.S. Post-Retirement Benefit Plan, gains and losses are amortized using a separate layer for each year's gains and losses.
For the years ended October 31, 2014, 2013 and 2012, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income were comprised of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$5	$—	$—	$4	$—	$—	$—	$—	$—
Interest cost on benefit obligation	5	—	—	11	—	—	2	—	—
Expected return on plan assets	(10)	—	—	(19)	—	—	(4)	—	—
Amortization of net actuarial loss	1	—	—	7	—	—	2	—	—
Amortization of prior service credit	(1)	—	—	—	—	—	(5)	—	—
Net periodic benefit cost (benefit)	—	—	—	3	—	—	(5)	—	—
Allocated benefit cost (benefit) from Agilent	3	9	8	9	23	26	(9)	(10)	(10)
Total periodic benefit cost (benefit)	$3	$9	$8	$12	$23	$26	$(14)	$(10)	$(10)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Prior service credits assumed at Capitalization	$(33)	$—	$—	$(3)	$—	$—	$(102)	$—	$—
Net actuarial loss assumed at Capitalization	40			367			75
Net actuarial loss	5	—	—	39	—	—	7	—	—
Amortization of net actuarial loss	(1)	—	—	(7)	—	—	(2)	—	—
Amortization of prior service credit	1	—	—	—	—	—	5	—	—
Foreign currency	—	—	—	9	—	—	—	—	—
Total recognized in other comprehensive (income) loss	$12	$—	$—	$405	$—	$—	$(17)	$—	$—
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$15	$9	$8	$417	$23	$26	$(31)	$(10)	$(10)

Funded status.    As of October 31, 2014 and 2013, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$—	$—	$—	$—	$—	$—
Assets received at Capitalization	490	—	1,358	—	189	—
Actual return on plan assets	7	—	46	—	2	—
Employer contributions	—	—	10	—	—	—
Benefits paid	(6)	—	(9)	—	(4)	—
Currency impact	—	—	(87)	—	—	—
Fair value — end of year	$491	$—	$1,318	$—	$187	$—
Change in benefit obligation:
Benefit obligation — beginning of year	$—	$—	$—	$—	$—	$—
Liabilities assumed at Capitalization	508	—	1,446	—	203
Service cost	5	—	4	—	—	—
Interest cost	5	—	11	—	2	—
Plan amendment	—	—	(1)	—	—	—
Actuarial loss	2	—	70	—	5	—
Benefits paid	(6)	—	(9)	—	(4)	—
Currency impact	—	—	(92)	—	—	—
Benefit obligation — end of year	$514	$—	$1,429	$—	$206	$—
Underfunded status of PBO	$(23)	$—	$(111)	$—	$(19)	$—
Amounts recognized in the combined and consolidated balance sheet consist of:
Other assets	$—	$—	$48	$—	$—	$—
Employee compensation and benefits	(1)	—	—	—	—	—
Retirement and post-retirement benefits	(22)	—	(159)	—	(19)	—
Net liability	$(23)	$—	$(111)	$—	$(19)	$—
Amounts recognized in accumulated other comprehensive income (loss):
Actuarial losses	$44	$—	$408	$—	$80	$—
Prior service credits	(32)	—	(3)	—	(97)	—
Total	$12	$—	$405	$—	$(17)	$—
The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost (benefit) during 2015 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
Amortization of net prior service credit	$(7)	$(1)	$(21)
Amortization of actuarial net loss	$4	$29	$12
Investment policies and strategies as of October 31, 2014.    In the U.S., our RP and U.S. Post-Retirement Benefit Plan target asset allocations are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 37 to 60 percent to equities, from 40 to 60 percent to fixed income investments, and from zero to 6 percent to real estate investments and from zero to 7 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in capital markets, our actual allocations of plan assets at October 31, 2014 differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.
Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds.
Fair Value.    The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 12, "Fair Value Measurements."
Cash and Cash Equivalents - Cash and cash equivalents consist of short-term investment funds. The funds also invest in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Cash and cash equivalents are classified as Level 1 investments except when the cash and cash equivalents are held in commingled funds, which have a daily net value derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.
Equity - Some equity securities consisting of common and preferred stock are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments. Commingled funds which have quoted prices in active markets are classified as Level 1 investments.
Fixed Income - Some of the fixed income securities are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments. Commingled funds which have quoted prices in active markets are classified as Level 1 investments.
Other Investments - Other investments include property-based pooled vehicles which invest in real estate. Market net asset values are regularly published in the financial press or on corporate websites and so these investments are classified as Level 2 and 3.
The following table presents the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2014:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$6	$1	$5	$—
Equity	365	86	279	—
Fixed Income	120	40	80	—
Other Investments	—	—	—	—
Total assets measured at fair value	$491	$127	$364	$—
For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during fiscal year 2014.

The following table presents the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2014:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$3	$1	$2	$—
Equity	143	34	109	—
Fixed Income	41	14	27	—
Other Investments	—	—	—	—
Total assets measured at fair value	$187	$49	$138	$—
For U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during fiscal year 2014.
The following table presents the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2014:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$5	$2	$3	$—
Equity	672	150	522	—
Fixed Income	603	23	580	—
Other Investments	38	—	21	17
Total assets measured at fair value	$1,318	$175	$1,126	$17
For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2014:

Balance, beginning of year	$—
Realized gains	—
Unrealized gains/(losses)	1
Purchases, sales, issuances, and settlements	(5)
Transfers in (out)	21
Balance, end of year	$17

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2014.

	Benefit Obligation
		Fair Value of Plan Assets
	PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$514	$491
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—
Total	$514	$491
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,111	$952
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	318	366
Total	$1,429	$1,318

	ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$5	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	472	491
Total	$477	$491
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$1,081	$952
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	310	366
Total	$1,391	$1,318
Contributions and estimated future benefit payments.    During fiscal year 2015, we do not expect to contribute to the U.S. Defined Benefit Plans, and expect to contribute $44 million to the Non-U.S. Defined Benefit Plans and $2 million to the U.S. Post-Retirement Benefit Plan. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2015	$31	$32	$16
2016	$29	$35	$17
2017	$32	$37	$17
2018	$35	$41	$16
2019	$37	$44	$16
2020 - 2024	$232	$289	$75
Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and other investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2014 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the Non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic benefit cost for the year ended October 31, 2014 were as follows:

U.S. Defined Benefit Plans:
Discount rate	4.00%
Average increase in compensation levels	3.50%
Expected long-term return on assets	8.00%
Non-U.S. Defined Benefit Plans:
Discount rate	1.75-4.25%
Average increase in compensation levels	2.50-3.25%
Expected long-term return on assets	4.00-6.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	4.00%
Expected long-term return on assets	8.00%
Current medical cost trend rate	8.00%
Ultimate medical cost trend rate	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028
Assumptions used to calculate the benefit obligation as of October 31, 2014 were as follows:

U.S. Defined Benefit Plans:
Discount rate	4.00%
Average increase in compensation levels	3.50%
Non-U.S. Defined Benefit Plans:
Discount rate	1.50-4.00%
Average increase in compensation levels	2.50-3.25%
U.S. Post-Retirement Benefits Plan:
Discount rate	3.75%
Current medical cost trend rate	8.00%
Ultimate medical cost trend rate	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028
Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2014.
16.  GUARANTEES
Standard Warranty
Our standard warranty term for most of our products from the date of delivery is typically three years, which increased from one year in the second quarter of fiscal 2013. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our combined and consolidated balance sheet, is as follows:

	Years Ended October 31,
	2014	2013
	(in millions)
Beginning balance	$38	$26
Accruals for warranties, including change in estimates	46	44
Settlements made during the period	(33)	(32)
Ending balance	$51	$38

Accruals for warranties due within one year	$34	$21
Accruals for warranties due after one year	17	17
Ending balance	$51	$38

Indemnifications to Agilent
In connection with our separation from Agilent, we agreed to indemnify Agilent against certain damages and expenses that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the electronic measurement business of Agilent which was contributed to Keysight. Additionally, if the distribution of Keysight common stock to the Agilent shareholders were determined to be taxable for U.S. federal income tax purposes, Agilent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. If such determination is the result of our taking or failing to take certain actions, then under the tax matters agreement with Agilent, we are generally required to indemnify Agilent against such tax liabilities. Pursuant to the tax matters agreement, we may also be required to indemnify Agilent for other contingent tax liabilities, which could materially adversely affect our financial position. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.
Indemnifications to Avago
In connection with the sale of Agilent's semiconductor products business in December 2005, Agilent agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Avago. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.
Indemnifications to Verigy
In connection with the spin-off of Verigy, Agilent agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy operates as a wholly-owned subsidiary of Advantest and Agilent's indemnification obligations to Verigy should be unaffected. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Verigy. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.
Indemnifications to Hewlett-Packard
Agilent has given multiple indemnities to Hewlett-Packard ("HP") in connection with Agilent's activities prior to its spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of Agilent's business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to Agilent's registration statement on Form S-1 filed on August 16, 1999. As part of our separation from Agilent, we have agreed to assume these indemnification obligations of Agilent relating to the electronic measurement business with respect to HP. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2014.

Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2014.
In connection with the previous sales of several of Agilent’s businesses, Agilent agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In connection with our separation from Agilent, we agreed to assume the indemnification obligations of Agilent to the extent that the retained businesses were part of the electronic measurement business. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2014.
17.   COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancellable operating leases. Future minimum lease payments under operating leases at October 31, 2014 were $32 million for 2015, $29 million for 2016, $25 million for 2017, $19 million for 2018, $16 million for 2019 and $41 million thereafter. Future minimum sublease income under leases at October 31, 2014 was $1 million for 2015, $1 million for 2016, $1 million for 2017, $1 million for 2018 and $1 million for 2019. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $38 million in 2014, $37 million in 2013 and $37 million in 2012.
Contingencies: We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, combined and consolidated financial condition, results of operations or cash flows.
On March 4, 2013, Agilent made a report to the Inspector General of the Department of Defense (‘‘DOD IG’’) regarding pricing irregularities relating to certain sales of electronic measurement products (which are now part of the company’s business) to U.S. government agencies.  Agilent conducted an investigation with the assistance of outside counsel and approached the DOD IG with a proposed methodology for resolving possible overcharges to U.S. government purchasers resulting from these sales and discussed the matter with the Department of Justice (“DOJ”).  On October 31, 2014, Agilent resolved the matter with the DOJ and agreed to pay $849,678 in connection with this resolution (the “Settlement Payment”), which is accrued in 2014.  Pursuant to the terms of the previously disclosed Separation and Distribution Agreement, dated as of August 1, 2014 (the “Separation Agreement”), between the company and Agilent, the company reimbursed Agilent for the Settlement Payment.
As part of routine internal audit activities, Agilent determined that certain employees of Agilent’s subsidiaries in China, including our employees, did not comply with Agilent’s Standards of Business Conduct and other policies. Based on those findings, Agilent has initiated an internal investigation, with the assistance of outside counsel, relating to certain sales of our products through third-party intermediaries in China. The internal investigation includes a review of compliance by our employees in China with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. On September 5, 2013, Agilent voluntarily contacted the SEC and U.S. Department of Justice to advise both agencies of this internal investigation. On September 15, 2014, Agilent received a letter from the SEC's Division of Enforcement stating that the investigation had been completed and that the Division of Enforcement did not intend to recommend any enforcement action against Agilent by the SEC. On September 24, 2014, Agilent received a letter from the DOJ stating that the DOJ had closed its inquiry into the matter, citing Agilent's voluntary disclosure and thorough investigation.

18.   DEBT
Short Term Debt
Credit Facility
On September 15, 2014, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2014, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the year ended October 31, 2014.
Short-Term Loan
On July 10, 2014, our wholly owned subsidiary in India entered into a short-term loan agreement with a financial institution, which provided up to $50 million of unsecured borrowings. On July 25, 2014, we borrowed $35 million against the loan agreement at an interest rate of 9.95 percent per annum. The loan was repaid during the year and as of October 31, 2014, no balance was outstanding.
Long Term Debt
The following table summarizes the company's long-term debt:

	October 31,
	2014	2013
	(in millions)
3.30% Senior Notes due 2019	$499	$—
4.55% Senior Notes due 2024	600	—
Total	$1,099	$—
2019 Senior Notes

In October 2014, the company issued an aggregate principal amount of $500 million in senior notes ("2019 senior notes"). The 2019 senior notes were issued at 99.902 percent of their principal amount. The notes will mature on October 30, 2019, and bear interest at a fixed rate of 3.30 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2015.
2024 Senior Notes
In October 2014, the company issued an aggregate principal amount of $600 million in senior notes ("2024 senior notes"). The 2024 senior notes were issued at 99.966 percent of their principal amount. The notes will mature on October 30, 2024, and bear interest at a fixed rate of 4.55 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2015.
Prior to the Separation, the 2019 and 2024 senior notes and the credit facility were guaranteed on an unsecured, unsubordinated basis by Agilent, which then terminated upon the completion of the Separation of Keysight from Agilent on November 1, 2014. The notes issued are unsecured and rank equally in right of payment with all of Keysight's other senior unsecured indebtedness. The company incurred issuance costs of $10 million in connection with the 2019 and 2024 senior notes and credit facility. These costs are included in other assets in the combined and consolidated balance sheet and are being amortized to interest expense over the term of the senior notes and credit facility.
As of October 31, 2014, the company had $13 million of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

19.   STOCKHOLDERS' EQUITY
Accumulated other comprehensive income
The following table summarizes the components of our accumulated other comprehensive income as of October 31, 2014 and 2013, net of tax effect:

	October 31,
	2014	2013
	(in millions)
Unrealized gain on equity securities, net of tax (expense) of $(4) and $(3)	$16	$5
Foreign currency translation, net of tax (expense) of $(63) and $(85)	6	26
Unrealized losses on defined benefit plans, net of tax benefit of $42 and $0	(361)	—
Unrealized gains (losses) on derivative instruments, net of tax (expense) of $(2) and $0	3	—
Total accumulated other comprehensive income (loss)	$(336)	$31
Changes in accumulated other comprehensive income by component and related tax effects for the years ended October 31, 2014 and 2013 were as follows:

			Net defined benefit pension cost and post retirement plan costs:
	Unrealized gain on equity securities	Foreign currency translation	Actuarial Losses	Prior service credits	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2012	$—	$101	$—	$—	$—	$101
Other comprehensive income (loss) before reclassifications	8	(69)	—	—	—	(61)
Tax (expense) benefit	(3)	(6)	—	—	—	(9)
Other comprehensive income (loss)	5	(75)	—	—	—	(70)
As of October 31, 2013 (a)	5	26	—	—	—	31

Pre-Capitalization
Other comprehensive income (loss) before reclassifications	9	(15)	—	—	—	(6)
Tax (expense) benefit	(3)	1	—	—	—	(2)
Other comprehensive income (loss) for nine months period ended July 31, 2014 (b)	6	(14)	—	—	—	(8)

Capitalization
Assumption of accumulated unrealized translation adjustment, losses on pension and other post-employment benefits	—	31	(483)	139	—	(313)
Tax (expense) benefit	3	21	77	(51)	—	50
Net assumptions (c)	3	52	(406)	88	—	(263)

Post Capitalization
Other comprehensive income (loss) before reclassifications	3	(58)	(60)	—	5	(110)
Amounts reclassified out of accumulated other comprehensive income	—	—	9	(8)	—	1
Tax (expense) benefit	(1)	—	13	3	(2)	13
Other comprehensive income (loss) for three months period ended October 31, 2014 (d)	2	(58)	(38)	(5)	3	(96)
As of October 31, 2014 (a+b+c+d)	$16	$6	$(444)	$83	$3	$(336)

Reclassifications out of accumulated other comprehensive income for the twelve months ended October 31, 2014 were as follows:

Details about accumulated other comprehensive income components	Amounts Reclassified from other comprehensive income		Affected line item in statement of operations
	Year Ended
	October 31,
	2014	2013
	(in millions)
Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	$(9)	$—
Prior service benefit	8	—
	$(1)	$—	Total before income tax
	—	—	Provision for income tax
	$(1)	$—	Total net of income tax
Total reclassifications for the period	$(1)	$—
20.   SEGMENT INFORMATION
Description of segments. We provide core electronic measurement solutions to the communications and electronics industries.
We have two reportable operating segments, measurement solutions and customer support and services. The two operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
A description of our two reportable segments is as follows:
Our measurement solutions business provides electronic measurement instruments and systems with related software and software design tools that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. We provide startup assistance, consulting, optimization and application support throughout the customer's product lifecycle.
The customer support and services business provides repair and calibration services for our installed base measurement solutions customers and facilitates the resale of used equipment. Our customer support and services business enables our customers to maximize the value from their electronic measurement equipment and strengthens customer loyalty. Providing these services assures a high level of instrument performance and availability while minimizing the cost of ownership and downtime.
A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.
The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily in conformity with U.S. GAAP. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, one-time and pre-separation costs, non-cash amortization and other items as noted in the reconciliations below.

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Year ended October 31, 2014:
Total net revenue	$2,533	$400	$2,933
Income from operations	$472	$87	$559
Depreciation expense	$64	$10	$74
Share-based compensation expense	$36	$6	$42
Year ended October 31, 2013:
Total net revenue	$2,493	$395	$2,888
Income from operations	$451	$93	$544
Depreciation expense	$56	$9	$65
Share-based compensation expense	$33	$5	$38
Year ended October 31, 2012:
Total net revenue	$2,942	$373	$3,315
Income from operations	$669	$82	$751
Depreciation expense	$49	$6	$55
Share-based compensation expense	$33	$4	$37
The following table reconciles reportable segments' income from operations to our total enterprise income before taxes:

	Years Ended October 31,
	2014	2013	2012
	(in millions)
Total reportable segments' income from operations	$559	$544	$751
Restructuring related costs	3	(15)	—
Asset impairments	—	(1)	—
Transformational programs	(1)	(4)	(1)
Amortization of intangibles	(8)	(9)	(7)
Acquisition and integration costs	(1)	(8)	(3)
Acceleration of share-based compensation expense related to workforce reduction	—	(1)	—
Pre-separation costs	(78)	(2)	—
Other	(5)	(8)	(7)
Interest expense	(3)	—	—
Other income (expense), net	9	5	13
Income before taxes, as reported	$475	$501	$746
Major customers.    No customer represented 10 percent or more of our total net revenue in 2014, 2013 or 2012.
The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, investments, long-term and other receivables and other assets.

	Measurement Solutions	Customer Support & Services	Total Segments
	(in millions)
As of October 31, 2014:
Assets	$1,740	$236	$1,976
Capital expenditures	$60	$10	$70
As of October 31, 2013:
Assets	$1,769	$228	$1,997
Capital expenditures	$60	$9	$69

The following table reconciles segment assets to our total assets:

	October 31,
	2014	2013
	(in millions)
Total reportable segments' assets	$1,976	$1,997
Cash, cash equivalents and short-term investments	810	—
Prepaid expenses	51	—
Other current assets	9	8
Investments	63	44
Long-term and other receivables	33	60
Other	108	(81)
Total assets	$3,050	$2,028
The other category primarily includes pension assets and also represents the difference between how segments report deferred taxes and intangible assets at the initial purchased amount.
The following table presents summarized information for net revenue and long-lived assets by geographic region. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of rest of Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2014	$1,051	$590	$331	$961	$2,933
Year ended October 31, 2013	$966	$512	$364	$1,046	$2,888
Year ended October 31, 2012	$1,223	$611	$425	$1,056	$3,315

	United States	Japan	Malaysia	China	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2014	$218	$157	$86	$—	$142	$603
October 31, 2013	$194	$122	$94	$51	$60	$521
21.  SUBSEQUENT EVENTS
On November 1, 2014, we became an independent publicly-traded company through the distribution by Agilent of 100 percent of our outstanding common stock to Agilent's shareholders. Each Agilent shareholder of record as of the close of business on October 22, 2014 received one share of Keysight common stock for every two shares of Agilent common stock held on the record date. Approximately 167 million shares of our common stock were distributed on November 1, 2014 to Agilent shareholders. Keysight's common stock began trading "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.
We have entered into various agreements to effect the Separation and provide a framework for our relationship with Agilent, including a separation and distribution agreement, services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a trademark license agreement and a real estate matters agreement. These agreements provide for the allocation between Keysight and Agilent of Agilent’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from Agilent and will govern certain relationships between Keysight and Agilent after the separation.
Our combined and consolidated financial statements reflect the calculation of certain deferred tax assets and deferred tax liabilities that have been estimated based on a separate return methodology. For periods prior to the Capitalization, the combined and consolidated financial statements include the allocation of certain assets and liabilities that were historically held at the Agilent level but which were specifically identified or allocated to us. As a result of no longer reporting under the separate return methodology, certain current deferred tax assets and deferred tax liabilities will be adjusted to reflect adjusted balances as of the Separation date. We estimate that as of the Separation date, as a result of no longer reporting under the separate return methodology, current deferred tax assets and noncurrent deferred tax assets will decrease by approximately $4 million and $24 million, respectively. We are currently evaluating certain deferred tax liability balances related to foreign unremitted earnings, and under the currently existing circumstances, the above estimated amounts do not include an estimate regarding such balances.
Under the terms of the tax matters agreement, current taxes payable for fiscal 2014 will be paid by the legal entity that files the tax return for such tax year.  As a result of the Separation, income and other taxes payable is expected to be reduced by $26 million to adjust the balance to reflect amounts we expect to pay with our 2014 returns.  The combined and consolidated financial statements include the allocation of liabilities for uncertain tax positions.  As a result of the Separation, other long-term liabilities will be reduced by $74 million, which reflects the difference between the reserves that were allocated to us in our combined and consolidated financial statements using the separate return methodology.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2014
Net revenue	$671	$743	$757	$762
Gross profit	372	415	414	419
Income from operations	91	127	121	130
Net income	$74	$110	$107	$101
Net income per share - basic and diluted(a)	$0.44	$0.66	$0.64	$0.60
Basic and diluted average shares outstanding(a)	167	167	167	167
2013
Net revenue	$722	$760	$701	$705
Gross profit	411	426	391	395
Income from operations	118	129	121	128
Net income	$110	$121	$111	$115
Net income per share - basic and diluted(a)	$0.66	$0.72	$0.66	$0.69
Basic and diluted average shares outstanding(a)	167	167	167	167
(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014. Refer to Note 6 of the combined and consolidated financial statements for information regarding earnings per common share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2014, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 19, 2015. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Board Structure and Compensation” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.
Our first Annual Meeting of Stockholders is scheduled to be held on March 19, 2015. In order for a stockholder proposal to be considered for inclusion in Keysight’s proxy statement for the 2015 annual meeting of stockholders for 2015, the written proposal must be received by Keysight no later than January 18, 2015 and should contain such information as is required under Keysight’s Bylaws. Such proposals will need to comply with the SEC’s regulations regarding the inclusion of stockholder proposals in Keysight sponsored proxy materials. The Company believes that January 18, 2015 is a reasonable time before the Company begins to print and send its proxy materials.
Compliance with Section 16(a) of the Exchange Act
Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 11.    Executive Compensation
Information about compensation of our named executive officers appears under “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. Information about compensation of our directors appears under “Director Compensation” and “Compensation Committee Report” and “Stock Ownership Guidelines” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership of certain beneficial owners and management appears under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
We did not have any outstanding shares issued under a company equity compensation plan as of October 31, 2014.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information about certain relationships and related transactions appears under "Related Person Transaction Policy and Procedures" in the Proxy Statement. Information about director independence appears under the heading "Board Structure and Compensation — Director Independence" in the Proxy Statement. Each of those portions of the Proxy Statement is incorporated by reference into this report.
Item 14.    Principal Accounting Fees and Services
Information about principal accountant fees and services as well as related pre-approval policies appears under "Fees Paid to PricewaterhouseCoopers" and "Policy on Audit and Finance Committee Preapproval of Audit and Permissible Non-Audit Services of Independent Registered Auditors" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.
See Index to Combined and Consolidated Financial Statements under Item 8 of this report.

2.	Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our combined and consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2014
Tax valuation allowance	$41	$4	$(6)	$39
2013
Tax valuation allowance	$41	$—	$—	$41
2012
Tax valuation allowance	$269	$1	$(229)	$41

* Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments and Other Comprehensive Income ("OCI") impact to deferred taxes.

** Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and OCI impact to deferred taxes. For 2012, the amount reflects the reversal of the valuation allowance for most of our U.S. federal and state deferred tax assets since management concluded that it is more likely than not that these deferred tax assets will be realized primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods.

3.	Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Guarantee, dated as of October 15, 2014, by Agilent Technologies, Inc. in favor of U.S. Bank National Association as Trustee for the Holders of Notes specified therein of Keysight Technologies, Inc.	8-K	10/17/2014	4.3
4.4	Registration Rights Agreement, dated as of October 15, 2014, by and among Keysight Technologies, Inc., Agilent Technologies, Inc., and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the Initial Purchasers	8-K	10/17/2014	4.4
10.1	Services Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.1
10.2	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.3	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.3
10.4	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.5	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.6	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.7	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.8	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.9	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on September 29, 2014)*	S-8	10/21/2014	4.3
10.10	Form of Keysight Technologies, Inc. Global Stock Award Agreement (with deferral alternative)*	8-K	11/3/2014	10.2

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.11	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.12	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.13	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.14	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.15	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.16	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.17	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.18	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.19	Agilent Technologies, Inc. France Pension Plan*	10-12B/A	8/13/2014	10.19
10.20	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.21	Credit Agreement, dated September 15, 2014, between Keysight Technologies, Inc., Agilent Technologies, Inc. and the Lenders Party Thereto*	10-12B/A	9/22/2014	10.21
10.22	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
11.1	See Note 6, “Net Income Per Share,” to our Combined and Consolidated Financial Statements.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business of this Annual Report on Form 10-K.				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014	8-K	11/3/2014	99.1

*	Indicates management contract or compensatory plan, contract or arrangement.

**
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Keysight will furnish supplemental copies of any such schedules or exhibits to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSIGHT TECHNOLOGIES, INC.

BY	/s/ Stephen D. Williams
Stephen D. Williams
General Counsel and Secretary

Date: December 22, 2014
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen D. Williams and Jeffrey Li, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Director, President and Chief Executive Officer	December 22, 2014
Ronald S. Nersesian	(Principal Executive Officer)

/s/ NEIL DOUGHERTY	Senior Vice President and Chief Financial Officer	December 22, 2014
Neil Dougherty	(Principal Financial Officer)

/s/ JOHN SKINNER	Vice President and Corporate Controller	December 22, 2014
John Skinner	(Principal Accounting Officer)

/s/ PAUL N. CLARK	Chairman of the Board	December 22, 2014
Paul N. Clark

/s/ JAMES G. CULLEN	Director	December 22, 2014
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 22, 2014
Charles J. Dockendorff

/s/ JEAN M. HALLORAN	Director	December 22, 2014
Jean M. Halloran

/s/ RICHARD HAMADA	Director	December 22, 2014
Richard Hamada