Form 10-Q
period 2015-01-31
Keysight Technologies, Inc.
filed 2015-03-05
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM              TO
 COMMISSION FILE NUMBER: 001-36334
 KEYSIGHT TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	46-4254555
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification no.)

1400 FOUNTAINGROVE PARKWAY,
SANTA ROSA, CALIFORNIA	95403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 829-4444
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2015
COMMON STOCK, $0.01 PAR VALUE	168,450,545

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
Net revenue:
Products	$596	$563
Services and other	105	108
Total net revenue	701	671
Costs and expenses:
Cost of products	260	245
Cost of services and other	58	54
Total costs	318	299
Research and development	96	90
Selling, general and administrative	206	191
Total costs and expenses	620	580
Income from operations	81	91
Interest expense	(12)	—
Other income (expense), net	9	1
Income before taxes	78	92
Provision for income taxes	8	18
Net income	$70	$74

Net income per share:(a)
Basic	$0.42	$0.44
Diluted	$0.41	$0.44

Weighted average shares used in computing net income per share:(a)
Basic	168	167
Diluted	170	167

(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the three months ended January 31, 2014 is calculated using the shares distributed on November 1, 2014.

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014

Net income	$70	$74
Other comprehensive income (loss):
Unrealized loss on investments, net of tax benefit of zero and $1	—	(2)
Unrealized loss on derivative instruments, net of tax benefit of $2 and zero	(3)	—
Amounts reclassified into earnings related to derivative instruments, net of tax expense of zero	(1)	—
Foreign currency translation, net of tax benefit of zero and $1	(33)	(12)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $(3) and zero	8	—
Change in net prior service benefit, net of tax benefit of $3 and zero	(4)	—
Other comprehensive loss	(33)	(14)
Total comprehensive income	$37	$60

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$887	$810
Accounts receivable, net	309	357
Receivable from Agilent	1	23
Inventory	477	498
Deferred tax assets	82	83
Other current assets	136	79
Total current assets	1,892	1,850
Property, plant and equipment, net	455	470
Goodwill	381	392
Other intangible assets, net	16	18
Long-term investments	59	63
Long-term deferred tax assets	135	163
Other assets	91	94
Total assets	$3,029	$3,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$158	$173
Payable to Agilent	64	125
Employee compensation and benefits	146	167
Deferred revenue	176	175
Income and other taxes payable	60	72
Other accrued liabilities	96	57
Total current liabilities	700	769
Long-term debt	1,099	1,099
Retirement and post-retirement benefits	187	213
Long-term deferred revenue	66	69
Other long-term liabilities	59	131
Total liabilities	2,111	2,281
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 168 million shares at January 31, 2015 and 167 million shares at October 31, 2014 issued and outstanding	2	2
Additional paid-in-capital	1,114	1,002
Retained earnings	171	101
Accumulated other comprehensive loss	(369)	(336)
Total stockholders' equity	918	769
Total liabilities and equity	$3,029	$3,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net income	$70	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23	19
Share-based compensation	29	17
Excess tax benefit from share-based plans	(3)	—
Deferred taxes	(1)	27
Excess and obsolete inventory related charges	10	6
Other non-cash expenses, net	(1)	—
Changes in assets and liabilities:
Accounts receivable	36	49
Inventory	(9)	(18)
Accounts payable	(13)	(1)
Payment to Agilent, net	(14)	—
Employee compensation and benefits	(22)	(22)
Other assets and liabilities	(13)	(16)
Net cash provided by operating activities	92	135

Cash flows from investing activities:
Investments in property, plant and equipment	(15)	(11)
Proceeds from sale of investments	1	—
Net cash used in investing activities	(14)	(11)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	4	—
Net transfers to Agilent	—	(124)
Excess tax benefit from share-based plans	3	—
Net cash provided by (used in) financing activities	7	(124)

Effect of exchange rate movements	(8)	—

Net increase in cash and cash equivalents	77	—

Cash and cash equivalents at beginning of period	810	—
Cash and cash equivalents at end of period	$887	$—
 The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Keysight Technologies, Inc. ("we", "us", "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing core electronic measurement solutions to communications and electronics industries.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarters.

On November 1, 2014, Keysight became an independent publicly-traded company through the distribution by Agilent Technologies, Inc. ("Agilent") of 100 percent of the outstanding common stock of Keysight to Agilent's shareholders (the "Separation"). Each Agilent shareholder of record as of the close of business on October 22, 2014 received one share of Keysight common stock for every two shares of Agilent common stock held on the record date, resulting in the distribution of approximately 167 million shares of Keysight common stock. Keysight's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission ("SEC") on October 6, 2014. Keysight's common stock began trading "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.

Basis of Presentation. We have prepared the accompanying financial statements for the three months ended January 31, 2015 and 2014 pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.

Prior to the distribution, Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. For the three months ended January 31, 2014, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

Following the Capitalization, the consolidated financial statements include the accounts of the company and our subsidiaries. Agilent continues to provide some services on a transitional basis for a fee, which are partially offset by other income from Keysight services provided to Agilent. These services are received or provided under a transition services agreement. We do not expect the net costs associated with the transition services agreement to be materially different than the historical costs that have been allocated to us related to these same services.

We recognized separation-related costs of $7 million for the three months ended January 31, 2015 and $8 million for the three months ended January 31, 2014, including branding, legal, accounting and other advisory fees and other costs to separate and transition from Agilent, which were principally classified in selling, general and administrative expenses.

In the opinion of management, the accompanying condensed combined and consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of January 31, 2015 and October 31, 2014, condensed combined and consolidated statement of comprehensive income for the three months ended January 31, 2015 and 2014, condensed combined and consolidated statement of operations for the three months ended January 31, 2015 and 2014, and condensed combined and consolidated statement of cash flows for the three months ended January 31, 2015 and 2014.

The preparation of condensed combined and consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Agilent, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are evaluating the impact of adopting this guidance to our combined and consolidated financial statements.

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

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our combined and consolidated financial statements upon adoption.

3.    TRANSACTIONS WITH AGILENT

Prior to the Separation, we were the Electronic Measurement segment of Agilent, and thus, our transactions with Agilent were considered intercompany. After the Capitalization and prior to November 1, 2014, our transactions with Agilent were considered related party transactions since Agilent owned 100% of our outstanding common stock until October 31, 2014.

For the three months ended January 31, 2015 and 2014, the amount of materials and services sold by us to other Agilent businesses was immaterial, and we did not purchase any materials from the other Agilent businesses.

Allocated Costs

The condensed combined and consolidated statement of operations for the three months ended January 31, 2014 included our direct expenses for cost of products and services sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Agilent to us. These allocated expenses include costs of information technology, accounting and legal services, real estate and facilities, corporate advertising, insurance services, treasury and other corporate and infrastructure services and costs for central research and development efforts. In addition, other costs allocated to us included restructuring costs, share-based compensation expense and retirement plan expenses related to Agilent’s corporate and shared services employees and are included in the table below. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. These costs were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other measures.

Allocated costs included in the accompanying condensed combined and consolidated statement of operations are as follows:

	Three Months Ended January 31,
	2015	2014
	(in millions)
Cost of products and services	$—	$25
Research and development	—	11
Selling, general and administrative	—	66
Other (income) expense, net	—	(1)
Total allocated costs	$—	$101

Receivable from and Payable to Agilent

	January 31, 2015	October 31, 2014
	(in millions)
Receivable from Agilent	$1	$23
Payable to Agilent	$64	$125

Payable to Agilent at January 31, 2015 includes an accrual for return of excess cash to Agilent of approximately $49 million, which has declined $25 million as compared to $74 million accrued at October 31, 2014 as a result of finalization of discussions with Agilent as provided in the separation and distribution agreement. The $25 million reduction in the accrual was reflected as an increase to additional paid-in-capital in the condensed consolidated balance sheet. Substantially all of the balance payable to Agilent as of January 31, 2015 was paid subsequent to quarter end.

4.     SHARE-BASED COMPENSATION

Keysight accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and performance share awards granted to selected members of our senior management under the Long-Term Performance (“LTP”) Program based on estimated fair values.

Prior to the Separation, Keysight employees participated in Agilent’s equity plans. Upon the Separation, outstanding Keysight employee stock options, restricted stock units ("RSUs") and LTP Program awards previously issued under Agilent’s equity plans were adjusted and converted into new Keysight stock-based awards under the Keysight 2014 Equity and Incentive Compensation Plan using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. These adjusted awards retained the vesting schedule and expiration date of the original awards.

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Cost of products and services	$4	$4
Research and development	4	3
Selling, general and administrative	21	10
Total share-based compensation expense	$29	$17

At January 31, 2015 and January 31, 2014, share-based compensation capitalized within inventory was $2 million and $1 million, respectively. The income tax benefit realized from the exercised stock options and similar awards recognized was $3 million and $0 million for the three months ended January 31, 2015 and 2014, respectively. The current period expense includes an expense of $14 million related to special inaugural RSU awards. These awards will vest over three years from the date of grant.

The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Three Months Ended
	January 31,
	2015	2014
Stock Option Plans:
Weighted average risk-free interest rate	1.6%	1.7%
Dividend yield	—%	1%
Weighted average volatility	31%	39%
Expected life	4.8 years	5.8 years
LTP Program
Volatility of Keysight shares	26%	—%
Volatility of selected peer-company shares	17%-67%	—%
Price-wise correlation with selected peers	38%	—%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTP Program were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock unit awards is determined based on the market price of Keysight’s common stock on the date of grant adjusted for expected dividend yield. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

As of November 1, 2014, Agilent’s fiscal 2013 LTP Program grants to Keysight executives are classified as liability awards in our condensed combined and consolidated financial statements as the payout of Keysight shares is dependent upon Agilent Total Shareholder Return (“TSR”) as compared to its peer companies at the end of fiscal 2015. The mark-to-market adjustment was immaterial for the three months ended January 31, 2015.

For the three months ended January 31, 2015, we used an average of historical volatility of eleven core peer companies to estimate the expected stock price volatility assumption for our employee stock option awards. In reaching to this conclusion, we considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. For the three months ended January 31, 2014, we used historical volatility of Agilent stock to estimate the expected stock price volatility assumption for employee stock option awards. In estimating the expected life of our options granted for three months ended January 31, 2015 and 2014, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

5.     INCOME TAXES

Our combined and consolidated financial statements for fiscal 2014 and prior reflect the calculation of certain deferred tax assets and deferred tax liabilities based on a separate return methodology. Subsequent to the Separation, Keysight will file tax returns on its own behalf and certain current and non-current deferred tax assets and deferred tax liabilities have been adjusted to reflect Keysight's stand-alone income tax positions. The current deferred tax assets and non-current deferred tax assets have decreased by approximately $3 million and $33 million, respectively, while the non-current deferred tax liabilities have increased by $2 million. The decrease in net non-current deferred tax assets of $33 million was primarily due to the decrease in tax attributes of $83 million offset by a decrease in the deferred tax liability related to foreign unremitted earnings of approximately $53 million. Our best estimate of the remaining deferred tax liability for foreign unremitted earnings is $0. This decrease is due to the current existing circumstances under the ongoing discussion with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements.

Under the terms of the tax matters agreement, current taxes payable for fiscal 2014 will be paid by the legal entity that files the tax return for such tax year.  As a result of the Separation, income and other taxes payable were reduced by $26 million to reflect the amounts we expect to pay with our 2014 returns. The combined and consolidated financial statements for fiscal 2014 and prior include an allocation of liabilities for uncertain tax positions. As a result of the Separation, other long-term liabilities has been reduced by $74 million, which reflects the difference between the reserves that were allocated to us prior to the Separation using the separate return methodology and the actual reserves we retained.

The company’s effective tax rate was 10.1 percent and 19.5 percent for the three months ended January 31, 2015 and 2014, respectively. Income tax expense was $8 million and $18 million for the three months ended January 31, 2015 and 2014, respectively.

The income tax provision for the three months ended January 31, 2015 included a net discrete tax benefit of $10 million. The income tax provision for the three months ended January 31, 2014 included a net discrete expense of $9 million primarily due to the recognition of tax expense related to the repatriation of earnings to the U.S., offset somewhat by the settlement of an IRS audit in the U.S.

The open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the Separation, the tax years generally remain open back to the year 2005. We do not believe it is reasonably possible that a change to our unrecognized tax benefits will occur in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Numerator:
Net income	$70	$74
Denominator:
Basic weighted-average shares(a)	168	167
Potential common shares— stock options and other employee stock plans	2	—
Diluted weighted-average shares(a)	170	167

(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the three months ended January 31, 2014 is calculated using the shares distributed on November 1, 2014.

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls recorded to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended January 31, 2015, no options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three months ended January 31, 2015, we excluded 32,700 shares.

7. INVENTORY

	January 31, 2015	October 31, 2014
	(in millions)
Finished goods	$225	$219
Purchased parts and fabricated assemblies	252	279
Total Inventory	$477	$498

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2015:

	Customer Support and Services	Measurement Solutions	Total
	(in millions)
Goodwill as of October 31, 2014	$55	$337	$392
Foreign currency translation impact	(1)	(10)	(11)
Goodwill as of January 31, 2015	$54	$327	$381

The components of other intangible assets as of January 31, 2015 and October 31, 2014 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Developed technology	$125	$114	$11
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	25	7
Total	$162	$144	$18
As of January 31, 2015:
Developed technology	125	115	10
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	26	6
Total	$162	$146	$16

During the three months ended January 31, 2015, we recorded no additions to goodwill or other intangible assets. During the three months ended January 31, 2015, there was no impact to other intangible assets due to foreign exchange translation.

Amortization of other intangible assets was $2 million for the three months ended January 31, 2015 and 2014. Future amortization expense related to existing finite-lived intangible assets is estimated to be $6 million for the remainder of 2015, $6 million for 2016, $3 million for 2017, $1 million for 2018, and $0 million thereafter.

9. FAIR VALUE MEASUREMENTS

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

Fair Value Hierarchy

The guidance establishes a fair value hierarchy that prioritizes inputs used in valuation techniques into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:

Level 1- applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2- applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, for the asset or liability such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in less active markets; or other inputs that can be derived principally from, or corroborated by, observable market data.

Level 3- applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 were as follows:

		Fair Value Measurement at January 31, 2015 Using
	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$696	$696	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	12	12	—	—
Available-for-sale investments	33	33	—	—
Total assets measured at fair value	$751	$741	$10	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$16	$—	$16	$—
Long-term
Deferred compensation liability	12	—	12	—
Total liabilities measured at fair value	$28	$—	$28	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$634	$634	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	13	13	—	—
Available-for-sale investments	35	35	—	—
Total assets measured at fair value	$691	$682	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—
Long-term
Deferred compensation liability	13	—	13	—
Total liabilities measured at fair value	$16	$—	$16	$—

Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy. Our derivative financial instruments are classified within Level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as Level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

Trading securities and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in other comprehensive income. Realized gains and losses from the sale of these instruments are recorded in net income.

10.	DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates. Prior to the Capitalization, there were no derivatives contracts legally held by us and the below disclosures represent the activity pertaining to the contracts entered into by us subsequently.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed combined and consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed combined and consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net over the life of the option contract. Ineffectiveness in the three months ended January 31, 2015 and 2014 was not significant.

Other Hedges

Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense), net in the condensed combined and consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

Our use of derivative instruments exposes us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions that are selected based on their credit ratings and other factors.  We have established policies and procedures for mitigating credit risk that include establishing counterparty credit limits, monitoring credit exposures, and continually assessing the creditworthiness of counterparties.

A number of our derivative agreements contain threshold limits to the net liability position with counterparties and are dependent on our corporate credit rating determined by the major credit rating agencies. The counterparties to the derivative instruments may request collateralization, in accordance with derivative agreements, on derivative instruments in net liability positions

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2015 was $8 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2015.

There were 68 foreign exchange forward contracts and 1 foreign exchange option contracts open as of January 31, 2015 and designated as cash flow hedges. There were 86 foreign exchange forward contracts open as of January 31, 2015 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2015 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$—	$65
British Pound	—	—	45
Singapore Dollar	12	—	13
Malaysian Ringgit	84	—	13
Japanese Yen	(94)	(5)	(31)
Other	(9)	—	9
Totals	$(7)	$(5)	$114

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2015 and October 31, 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2015	October 31, 2014	Balance Sheet Location	January 31, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$8	$7	Other accrued liabilities	$8	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	2	Other accrued liabilities	8	2
Total derivatives	$10	$9		$16	$3

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed combined and consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Loss recognized in accumulated other comprehensive income	$(5)	$—
Gain reclassified from accumulated other comprehensive income into cost of sales	$1	$—
Derivatives not designated as hedging instruments:
Loss recognized in other income (expense), net	$(6)	$—

The estimated amount of existing net loss at January 31, 2015 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $1 million.

11. RETIREMENT PLANS AND POST-RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2015 and 2014, our net pension and post-retirement benefit costs were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended January 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$5	$—	$4	$—	$—	$—
Interest cost on benefit obligation	5	—	11	—	2	—
Expected return on plan assets	(9)	—	(19)	—	(4)	—
Amortization:
Net actuarial losses	1	—	7	—	3	—
Prior service credit	(2)	—	—	—	(5)	—
Allocated benefit cost from Agilent	—	1	—	3	—	3
Total periodic benefit cost (benefit)	$—	$1	$3	$3	$(4)	$3

We did not contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan during the three months ended January 31, 2015 and 2014. We contributed $14 million to our Non-U.S. Defined Benefit Plans during the three months ended January 31, 2015. Contributions of $10 million to the Non-U.S. Defined Benefit Plans were made by Agilent on our behalf for the three months ended January 31, 2014.

We do not expect to contribute to our U.S. Defined Benefit Plans during the remainder of 2015 and expect to contribute $32 million to our Non-U.S. Defined Benefit Plans during the remainder of 2015.

12. COMMITMENTS AND CONTINGENCIES

Standard Warranty

Our standard warranty term for most of our products from the date of delivery is typically three years, which increased from one year in the second quarter of fiscal 2013. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Beginning balance as of November 1	$51	$38
Accruals for warranties including change in estimate	9	12
Settlements made during the period	(9)	(8)
Ending balance as of January 31	$51	$42

Accruals for warranties due within one year	$36	$24
Accruals for warranties due after one year	15	18
Ending balance as of January 31	$51	$42

Contingencies

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

13. DEBT

Short-Term Debt

Credit Facility

On September 15, 2014, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2015, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2015.

Long-Term Debt

The following table summarizes the components of our long-term debt:

	January 31, 2015	October 31, 2014
	(in millions)
3.30% Senior Notes due 2019	$499	$499
4.55% Senior Notes due 2024	600	600
Total	$1,099	$1,099

The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes, detailed in the table above, in the three months ended January 31, 2015 as compared to the senior notes described in our Annual Report on Form 10-K for fiscal year ended October 31, 2014.

As of January 31, 2015 and October 31, 2014, we had $12 million and $13 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $24 million and $1 million as of January 31, 2015 and October 31, 2014, respectively.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2015 were as follows:

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2014	$16	$6	$(444)	$83	$3	$(336)
Other comprehensive loss before reclassifications	—	(33)	—	—	(5)	(38)
Amounts reclassified out of accumulated other comprehensive income	—	—	11	(7)	(1)	3
Tax (expense) benefit	—	—	(3)	3	2	2
Other comprehensive income (loss)	—	(33)	8	(4)	(4)	(33)
As of January 31, 2015	$16	$(27)	$(436)	$79	$(1)	$(369)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss		Affected Line Item in Statement of Operations
	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Unrealized gain on derivatives	$1	$—	Cost of products
	—	—	Provision for income taxes
	1	—	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(11)	—
Prior service benefit	7	—
	(4)	—	Total before income tax
	—	—	Provision for income taxes
	(4)	—	Net of income tax

Total reclassifications for the period	$(3)	$—

An amount in parentheses indicates a reduction to income and a decrease to other comprehensive loss.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11, "Retirement Plans and Post Retirement Pension Plans").

15. SEGMENT INFORMATION

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

The profitability of each of the segments is measured after excluding restructuring-related charges, share-based compensation expense, investment gains and losses, interest expense, acquisition and integration costs, separation-related costs, amortization of intangibles and other items as noted in the reconciliations below.

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Three Months Ended January 31, 2015:
Total net revenue	$606	$95	$701
Segment income from operations	$107	$13	$120
Three months ended January 31, 2014:
Total net revenue	$574	$97	$671
Segment income from operations	$99	$19	$118

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Total reportable segment income from operations	$120	$118
Share based compensation expense	(29)	(17)
Restructuring-related costs	—	3
Transformational programs	—	(1)
Amortization of intangibles	(2)	(2)
Acquisition and integration costs	—	(1)
Separation related costs	(7)	(8)
Other	(1)	(1)
Interest expense	(12)	—
Other income (expense), net	9	1
Income before taxes, as reported	$78	$92

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, investments, long-term and other receivables and other assets.

	Measurement Solutions	Customer Support and Services	Total
	(in millions)
Assets:
As of January 31, 2015	$1,577	$214	$1,791
As of October 31, 2014	$1,740	$236	$1,976

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed combined and consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our acquisitions and other transactions, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, comprehensive income or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal periods.

Keysight Technologies, Inc. (“we,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, provides electronic measurement solutions to communications and electronics industries.

On November 1, 2014, Keysight became an independent publicly-traded company through the distribution by Agilent Technologies, Inc. ("Agilent") of 100 percent of the outstanding common stock of Keysight to Agilent's shareholders (the "Separation"). Each Agilent shareholder of record as of the close of business on October 22, 2014 received one share of Keysight common stock for every two shares of Agilent common stock held on the record date, resulting in the distribution of approximately 167 million shares of Keysight common stock. Keysight's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission ("SEC") on October 6, 2014. Keysight's common stock began trading "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.

Prior to the distribution, Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. For the three months ended January 31, 2014, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

Following the Capitalization, the consolidated financial statements include the accounts of the company and our subsidiaries. Agilent continues to provide some services on a transitional basis for a fee, which are partially offset by other income from Keysight services provided to Agilent. These services are received or provided under a transition services agreement. We do not expect the net costs associated with the transition services agreement to be materially different than the historical costs that have been allocated to us related to these same services.

We are incurring other incremental costs as an independent, publicly traded company as compared to the costs historically allocated to us by Agilent. These incremental costs are estimated to be approximately $20 million on an annual pre-tax basis. In addition, we recognized non-recurring separation costs of $7 million for the three-month periods ended January 31, 2015 and $8 million for the three months ended January 31, 2014. We expect to recognize additional non-recurring separation costs, which are currently estimated to range from $20 million to $25 million through fiscal 2016. These costs are expected to include, among other things, branding, legal, accounting and other advisory fees and other costs to separate and transition from Agilent.

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

In fiscal 2014, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic measurement market. The customer support and services segment provides repair and calibration of the hardware measurement solutions and the resale of used instrument equipment.

Total orders for the three months ended January 31, 2015 decreased 1 percent compared to the same period last year and increased 1 percent excluding the impact of currency fluctuations. Order increases in aerospace and defense were offset by decreases in industrial, computer, and semiconductor test; and the communication test market segments.

Net revenue of $701 million for the three months ended January 31, 2015 increased 4 percent when compared to the same period last year and increased 7 percent excluding the impact of currency fluctuations.

Net income for the three months ended January 31, 2015 was $70 million, compared to $74 million for the corresponding period last year.

Looking forward, we believe the long-term growth rate of our markets is 3 to 4 percent. We intend to leverage our unique formula of hardware plus software plus people to create value for our customers and shareholders.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed combined and consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. The preparation of financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Agilent, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty, valuation of goodwill and other intangible assets and accounting for income taxes. For a detailed description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed combined and consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our condensed combined and consolidated statement of operations. We do experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed combined and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Orders and Net Revenue

In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. Revenue reflects the delivery and acceptance of the products and services as defined on the customer's terms and conditions. Cancellations are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	(in millions)
Orders	$691	$699	(1)%
Net revenue:
Products	$596	$563	6%
Services and other	105	108	(3)%
Total net revenue	$701	$671	4%

Total orders for the three months ended January 31, 2015 decreased 1 percent compared to the same period last year and increased 1 percent excluding the impact of currency fluctuations. Orders had modest growth in aerospace and defense and declined in the industrial, computer, and semiconductor test, and communications test market segment. On a geographic basis, orders grew 3 percent in the Americas and 2 percent in Asia Pacific, excluding Japan, and increased 3 percent excluding currency fluctuations. Japan orders declined 7 percent and increased 3 percent excluding the impact of currency fluctuations. Europe declined 11 percent, declining 8 percent excluding the impact of currency fluctuations.

Net revenue of $701 million for the three months ended January 31, 2015 increased 4 percent when compared to the same period last year and increased 7 percent excluding the impact of currency fluctuations. Revenue from the Americas increased 16 percent with solid growth in aerospace and defense and communications test. Asia, excluding Japan, grew 6 percent and increased 7 percent excluding the impact of currency fluctuations, with growth in aerospace and defense and communications test. Europe declined 5 percent and declined 1 percent excluding the impact of currency fluctuations, with declines in all market segments. Japan declined 15 percent, declining 5 percent excluding the impact of currency fluctuations, with declines in aerospace and defense and industrial, computers and semiconductor, partially offset by growth in communication test.

Communications test revenue, representing approximately 33 percent of our total revenue, increased year-over-year with increases in wireless manufacturing, R&D and broadband communications. Wireless manufacturing grew year-over-year with continued strength in 4G base station/infrastructure manufacturing, partially offset by weakness in smartphone/device manufacturing. Wireless R&D grew year-over-year with new technologies driving investments, though customer spending remains cautious.

Aerospace and defense business, representing approximately 25 percent of our total revenue increased year-over-year. Strength in the Americas and Asia Pacific, excluding Japan, was partially offset by declines in Japan.

Industrial, computer and semiconductor test revenue, representing approximately 42 percent of our total revenue, declined year-over-year. The computer and semiconductor market segment declined in semiconductor manufacturing as compared to a relative strong compare to the three months ended January 31, 2014. The industrial test business declined impacted primarily by the decline in Japan.

Costs and Expenses

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	($ in millions)
Gross margin	54.6%	55.4%	(1) ppt
Operating margin	11.6%	13.6%	(2) ppts

Research and development	$96	$90	7%
Selling, general and administrative	$206	$191	8%

Gross margin declined 1 percentage point for the three months ended January 31, 2015 compared to the same period last year on slightly higher revenue. Higher inventory charges and pricing pressure in the wireless manufacturing market were the primary reasons for the lower gross margin, partially offset by lower warranty charges.

Research and development expense increased 7 percent in the three months ended January 31, 2015 compared to the same period last year primarily due to increases in infrastructure-related expenses, variable and incentive pay and discretionary expenses, partially offset by the favorable impact of currency movements.

Selling, general and administrative expenses increased 8 percent for the three months ended January 31, 2015, compared to the same period last year primarily due to higher costs related to non-recurring separation transaction costs, increases to variable and incentive pay, discretionary expenses and infrastructure costs, partially offset by the favorable impact of currency movements.

Operating margin declined 2 percentage points in the three months ended January 31, 2015 compared to the same period last year primarily driven by the lower gross margin, one-time separation costs and increased spending. At January 31, 2015, our headcount was approximately 9,500 as compared to approximately 9,300 at January 31, 2014.

Interest Expense

Interest expense for the three months ended January 31, 2015 and 2014 was $12 million and zero, respectively, and relates to interest on our senior notes.

Income Taxes

Our combined and consolidated financial statements for fiscal 2014 and prior reflect the calculation of certain deferred tax assets and deferred tax liabilities based on a separate return methodology. Subsequent to the Separation, Keysight will file tax returns on its own behalf and certain current and non-current deferred tax assets and deferred tax liabilities have been adjusted to reflect Keysight's stand-alone income tax positions. The current deferred tax assets and non-current deferred tax assets have decreased by approximately $3 million and $33 million, respectively, while the non-current deferred tax liabilities have increased by $2 million. The decrease in net non-current deferred tax assets of $33 million was primarily due to the decrease in tax attributes of $83 million offset by a decrease in the deferred tax liability related to foreign unremitted earnings of approximately $53 million. Our best estimate of the remaining deferred tax liability for foreign unremitted earnings is $0. This decrease is due to the current existing circumstances under the ongoing discussion with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements.

Under the terms of the tax matters agreement, current taxes payable for fiscal 2014 will be paid by the legal entity that files the tax return for such tax year.  As a result of the Separation, income and other taxes payable were reduced by $26 million to reflect the amounts we expect to pay with our 2014 returns. The combined and consolidated financial statements for fiscal 2014 and prior include an allocation of liabilities for uncertain tax positions. As a result of the Separation, other long-term liabilities has been reduced by $74 million, which reflects the difference between the reserves that were allocated to us prior to the Separation using the separate return methodology and the actual reserves we retained.

The company’s effective tax rate was 10.1 percent and 19.5 percent for the three months ended January 31, 2015 and 2014, respectively. Income tax expense was $8 million and $18 million for the three months ended January 31, 2015 and 2014, respectively.

The income tax provision for the three months ended January 31, 2015 included a net discrete tax benefit of $10 million. The income tax provision for the three months ended January 31, 2014 included a net discrete expense of $9 million primarily due to the recognition of tax expense related to the repatriation of earnings to the U.S., offset somewhat by the settlement of an IRS audit in the U.S.

The open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the Separation, the tax years generally remain open back to the year 2005. We do not believe it is reasonably possible that a change to our unrecognized tax benefits will occur in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.

At January 31, 2015, our estimate of annual effective tax rate is 22.6 percent excluding discrete items and 10.1 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of permanent differences, reserves for uncertain tax positions and the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates.

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

Measurement Solutions Business

Our measurement solutions business provides electronic measurement instruments and systems with related software and software design tools that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. We provide startup assistance, consulting, optimization and application support throughout the customer’s product lifecycle. Our electronic measurement solutions serve the following markets: communications test, aerospace and defense test, and industrial, computer and semiconductor test.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	(in millions)
Net revenue	$606	$574	6%

Measurement solutions revenue for the three months ended January 31, 2015 increased 6 percent when compared to the same period last year increasing 8 percent excluding the impact of currency fluctuations. Growth in aerospace and defense contributed to 5 percentage points of the increase, and communication test contributed 2 percentage points of the increase, partially offset by a decline in industrial, computer and semiconductor test.

Looking forward, near term we believe we are in a slow-growth environment within electronic measurement. In aerospace and defense overall we expect mixed results with slow growth in the United States and low growth in China, offset by a decline in Europe. We expect the industrial, computer and semiconductor market to return to modest growth based on generally healthy economic conditions and modest growth in the computers and semiconductor segment. We expect all segments within the Communications market to have steady growth, with manufacturing growth dependent on growth in smartphone capacity.

Gross Margin and Operating Margin

The following table shows the measurement solutions business' margins, expenses and income from operations for the three months ended January 31, 2015 versus the three months ended January 31, 2014.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	($ in millions)
Total gross margin	57.6%	57.8%	—
Operating margin	17.7%	17.2%	1 ppt

Research and development	$89	$85	5%
Selling, general and administrative	$153	$148	4%
Income from operations	$107	$99	9%

Gross margin for the three months ended January 31, 2015 decreased slightly compared to the same period last year primarily due to higher inventory charges and pricing pressure in the wireless manufacturing market offset by lower depreciation, trading expenses and third-party labor expenses.

Research and development expense for the three months ended January 31, 2015 increased 5 percent when compared to the same period last year. Increases were primarily driven by increases in wages and benefits, variable and incentive pay, higher infrastructure-related and discretionary expenses, partially offset by the favorable impact of currency movements. We remain committed to investment in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets.

Selling, general and administrative expense for the three months ended January 31, 2015 increased 4 percent compared to the same period last year. The increase was primarily driven by increases in variable and incentive pay, higher infrastructure-related and discretionary expenses, partially offset by the favorable impact of currency movements.

Operating margin for the three months ended January 31, 2015 increased 1 percentage point compared to the same period last year on higher revenue growth versus lower operating expense growth.

Income from Operations
Income from operations for the three months ended July 31, 2015 increased $8 million on increased revenue of $32 million.

Customer Support and Services Business

The customer support and services business provides repair and calibration services for our installed base instrument customers and facilitates the resale of used equipment. Our customer support and services business broadly addresses the same markets as the measurement solutions business, which includes the communications, aerospace and defense and industrial, computer and semiconductor test markets.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	(in millions)
Net revenue	$95	$97	(2)%

Customer support and services revenue for three months ended January 31, 2015 decreased 2 percent when compared to the same period last year and increased 1 percent excluding the impact of currency fluctuations. Excluding the impact of currency, growth in calibration services and remarketing sales of used equipment was partially offset by declines in the equipment repair business due to a reduction in extended warranty revenue as a result of extension of the standard warranty term from one to three years.

Looking forward, while the customer support and services business will be impacted by the same market trends as the measurement solutions business, it is typically less variable as orders and revenue are primarily driven from the existing installed base of previously purchased measurement solutions products and less impacted by economic cycles.

Gross Margin and Operating Margin

The following table shows the customer support and services business' margins, expenses and income from operations for the three months ended January 31, 2015 versus the three months ended January 31, 2014.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	($ in millions)
Total gross margin	42.0%	46.3%	(4) ppts
Operating margin	13.7%	20.0%	(6) ppts

Research and development	$3	$3	—%
Selling, general and administrative	$24	$23	4%
Income from operations	$13	$19	(33)%

Gross margin for the three months ended January 31, 2015 decreased 4 percentage points compared to the same period last year primarily due to increased wages and benefits and infrastructure-related costs as well as unfavorable service mix with a higher proportion of lower-margin calibration services.

Research and development expense for customer support and services represent the segment's share of centralized investment. Research and development expense was flat for the three months ended January 31, 2015 compared to the same period last year.

Selling, general and administrative expense for the three months ended January 31, 2015 increased 4 percentage points when compared to the same period last year due to an increase in centralized field sales organization allocation and increases in infrastructure related costs.
Operating margin for the three months ended January 31, 2015 decreased 6 percentage points compared to the same period last year as revenue growth was more than offset by the reductions in gross margin and increased costs.

Income from Operations

Income from operations for the three months ended January 31, 2015 decreased $6 million or 33 percent on a revenue decrease of $2 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2015 consisted of cash and cash equivalents of $887 million as compared to $810 million as of October 31, 2014. Substantially all of the balance payable to Agilent as of January 31, 2015 was paid subsequent to quarter end.

As of January 31, 2015, approximately $686 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We are in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements, and under the currently existing circumstances, non-current deferred tax liabilities have decreased approximately $53 million, which includes our best estimate of $0 for the deferred tax liability related to foreign unremitted earnings. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $92 million for the three months ended January 31, 2015 compared to cash provided of $135 million for the same period in 2014. In the three months ended January 31, 2015, we paid approximately $29 million under our variable and incentive pay programs. Net cash paid for income taxes was approximately $14 million in the three months ended January 31, 2015. For the three months ended January 31, 2015 and 2014, other assets and liabilities used cash of $13 million and $16 million, respectively. The usage of cash in other assets and liabilities was largely the result of changes in prepaid assets, defined benefit plan liabilities, interest accruals, derivative mark-to-market accruals, current income tax liability and transaction tax assets and liabilities.

In the three months ended January 31, 2015, accounts receivable provided cash of $36 million compared to cash provided of $49 million for the same period in 2014. Revenue increased by approximately 4 percent in the three months ended January 31, 2015 as compared to the same period in 2014. Days’ sales outstanding increased to 40 days as of January 31, 2015 from 39 days a year ago. Accounts payable used cash of $13 million for the three months ended January 31, 2015 compared to cash used of $1 million in the same period in 2014. Cash used by inventory was $9 million for the three months ended January 31, 2015 compared to cash used of $18 million for the same period in 2014. Inventory days on-hand decreased to 135 days as of January 31, 2015 compared to 155 days as of the end of the same period last year.

We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan and contributed $14 million to our non-U.S. defined benefit plans during the three months ended January 31, 2015. We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2015 and expect to contribute approximately $32 million to our non-U.S. defined benefit plans during the remainder of 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $14 million for the three months ended January 31, 2015 as compared to net cash used in investing activities of $11 million for the same period last year. Investments in property, plant and equipment were $15 million for the three months ended January 31, 2015 compared to $11 million in the same period of 2014. We expect that total capital expenditures for the current year will be approximately $100 million.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2015 was $7 million compared to cash used of $124 million for the same period of 2014. Financing activities in the three months ended January 31, 2015 reflects proceeds from issuance of common stock under employee stock option plans. Cash used in financing activities for the three months ended January 31, 2014 represents cash returned to Agilent.

Credit Facility

On September 15, 2014, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2015 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2015.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the three months ended January 31, 2015 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Other

There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, to our contractual commitments in the first three months of 2015. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $7 million and $82 million of liabilities related to uncertain tax positions as of January 31, 2015 and October 31, 2014, respectively (See Note 5, "Income Taxes"). We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for speculative trading purposes.

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 76 percent and 71 percent of our revenues were generated in U.S. dollars during the three months ended January 31, 2015 and 2014, respectively.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2015, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing. We believe that the fair value of our fixed rate debt changes when the underlying market rates of interest change, and we may use interest rate swaps to modify such market risk.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2015, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

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
        Some of our properties are undergoing remediation by Hewlett-Packard Company ("HP") for subsurface contaminations that were known at the time of Agilent's separation from HP in 1999. In connection with Agilent's separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to us in the separation. As a result, HP will have access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
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
        We benefit from tax incentives extended to our foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted or are anticipated to grant us tax incentives that require renewal at various times in the future, the most significant being Singapore. We do not expect incentives granted by other jurisdications to have a material impact on our financial statements. The specific conditions of the tax incentives with Singapore are being negotiated and have not been finally agreed. These conditions may include achieving thresholds of employment, ownership of certain assets, as well as specific types of investment activities within Singapore. We believe that we will satisfy such conditions in the future. Our effective tax rate could be lower upon being granted the Singapore tax incentives.
        Our taxes could increase if the incentives are not granted or renewed upon expiration. If we cannot or do not wish to satisfy all or portions of the tax incentive conditions, we may lose the related tax incentive and could be required to refund the benefits that the tax incentives previously provided. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.
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
       We transitioned from Agilent’s information technology system to our own system during the first quarter of fiscal year 2015. We rely on several centralized information technology systems to provide products and services, maintain financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we have not transitioned effectively and were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Furthermore, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to the company or our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to the company.
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
        Although the cash generated in the United States from our operations, including any cash and non-permanently invested earnings repatriated to the United States, is expected to cover our normal operating requirements and debt service requirements, a substantial amount of additional cash may be required for special purposes such as the maturity of our current and future debt obligations, any dividends that may be declared, any future stock repurchase programs and any acquisitions. If we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may incur unfavorable tax and earnings consequences. These adverse consequences would occur, for example, if the distribution of cash to the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. Foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay our internal cash transfers from time to time. These factors may cause us to have an overall tax rate higher than our tax rate has been in the past. Our business, operating results, financial condition and strategic initiatives could be adversely impacted if we are unable to address our U.S. cash requirements through the efficient and timely repatriations of overseas cash or other sources of cash obtained at a cost and on other terms acceptable to us.
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
        Our cash and cash equivalents are invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.
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
        The historical information about the company prior to fiscal year 2015 refers to our business as operated by and integrated with Agilent. Our historical financial information included in this Form 10-Q is derived from the consolidated financial statements and accounting records of Agilent. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
prior to the separation, our business was operated by Agilent as part of its broader corporate organization, rather than as an independent company. Agilent or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, auditing, human resources, corporate affairs and finance. Our historical financial results reflect allocations of corporate expenses from Agilent for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly-traded company. Following the separation, our cost related to such functions previously performed by Agilent may therefor increase;

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
        Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Agilent. For additional information about the past financial performance of our business and the basis of presentation of the historical combined and consolidated financial statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included elsewhere in this Form 10-Q.
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
        After the separation, there are several significant areas where the liabilities of Agilent may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Agilent U.S. consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is severally liable for the U.S. federal income tax liability of the entire Agilent U.S. consolidated group for that taxable period. Consequently, if Agilent is unable to pay the consolidated U.S. federal income tax liability for a prior period, we could be required to pay the entire amount of such tax, which could be substantial and in excess of the amount allocated to it under the tax matters agreement between us and Agilent. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
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
        To preserve the tax-free treatment for U.S. federal income tax purposes to Agilent of the separation and distribution, under the tax matters agreement that we have entered into with Agilent, we are restricted from taking any action that prevents the separation and distribution from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from entering into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock if such transactions, taken as a whole, would result in one or more persons acquiring forty percent (40%) or more of the outstanding Keysight stock.
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
Our financial results previously were included within the consolidated results of Agilent, and we believe that our financial reporting and internal controls were appropriate for those of subsidiaries of a public company. However, prior to the separation we were not directly subject to the reporting and other requirements of the Exchange Act. As an independent, publicly-traded company, we are subject to reporting and other obligations under the Exchange Act, and we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act also requires that we obtain a report by our independent registered public accounting firm expressing an opinion on the effectiveness of our internal control over financial reporting. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

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

        We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Agilent and (ii) our business is less diversified and have less scale than Agilent's business prior to the separation. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.
Keysight or Agilent may fail to perform under various transaction agreements that have been executed as part of the separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
        In connection with the separation, Keysight and Agilent have entered into a separation agreement and various other agreements, including a services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a trademark license agreement and a real estate matters agreement. The separation agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement, trademark license agreement and real estate matters agreement determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The services agreement provides for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We will rely on Agilent to satisfy its performance and payment obligations under these agreements. If Agilent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Agilent previously provided to us. However, we may not be successful in implementing these systems and services or in transitioning data from Agilent's systems to our own.
The one-time and ongoing costs of the spin-off may be greater than we expected.
We have and will continue to incur costs in connection with our transition to being a stand-alone public company that relate primarily to accounting, tax, legal and other professional costs; financing costs in connection with obtaining our financing as a stand-alone company; compensation, such as modifications to certain incentive awards as a result of spin-off; recruiting and relocation costs associated with hiring our senior management personnel; and costs to separate assets and information systems. These costs, whether incurred before or after the spin-off, may be greater than anticipated and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.
        In connection with the separation and distribution, Agilent has undertaken several corporate restructuring transactions which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these restructuring transactions or the separation and distribution:

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

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 45 of this report.

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 5, 2015	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2015	By:	/s/ John Skinner
John Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)

KEYSIGHT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.1	See Note 6, “Net Income Per Share,” to our Condensed Combined and Consolidated Financial Statements.

21.1	List of Significant Subsidiaries of Keysight Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.