Form 10-Q
period 2015-04-30
Keysight Technologies, Inc.
filed 2015-06-04
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM              TO
 COMMISSION FILE NUMBER: 001-36334
 KEYSIGHT TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	46-4254555
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification no.)

1400 FOUNTAINGROVE PARKWAY
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 3, 2015
COMMON STOCK, $0.01 PAR VALUE	169,337,658

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net revenue:
Products	$630	$627	$1,226	$1,190
Services and other	110	116	215	224
Total net revenue	740	743	1,441	1,414
Costs and expenses:
Cost of products	264	270	524	515
Cost of services and other	60	58	118	112
Total costs	324	328	642	627
Research and development	96	89	192	179
Selling, general and administrative	192	199	398	390
Total costs and expenses	612	616	1,232	1,196
Income from operations	128	127	209	218
Interest income	1	—	1	—
Interest expense	(11)	—	(23)	—
Other income (expense), net	4	1	13	2
Income before taxes	122	128	200	220
Provision for income taxes	26	18	34	36
Net income	$96	$110	$166	$184

Net income per share:(a)
Basic	$0.57	$0.66	$0.99	$1.10
Diluted	$0.56	$0.66	$0.97	$1.10

Weighted average shares used in computing net income per share:(a)
Basic	169	167	168	167
Diluted	171	167	171	167

(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the three and six months ended April 30, 2014 is calculated using the shares distributed on November 1, 2014.

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net income	$96	$110	$166	$184
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax expense of $1, $1, $1 and zero	8	2	8	—
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(1), zero, $1 and zero	2	—	(1)	—
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(1)	—	(2)	—
Foreign currency translation, net of tax expense of zero, $1, zero and zero	(1)	1	(34)	(11)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, zero, $6 and zero	8	—	16	—
Change in net prior service benefit, net of tax benefit of $3, zero, $6 and zero	(4)	—	(8)	—
Other comprehensive income (loss)	12	3	(21)	(11)
Total comprehensive income	$108	$113	$145	$173

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$894	$810
Accounts receivable, net	353	357
Receivable from Agilent	—	23
Inventory	476	498
Deferred tax assets	73	83
Other current assets	131	79
Total current assets	1,927	1,850
Property, plant and equipment, net	460	470
Goodwill	378	392
Other intangible assets, net	14	18
Long-term investments	67	63
Long-term deferred tax assets	126	163
Other assets	89	94
Total assets	$3,061	$3,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$178	$173
Payable to Agilent	—	125
Employee compensation and benefits	173	167
Deferred revenue	164	175
Income and other taxes payable	51	72
Other accrued liabilities	65	57
Total current liabilities	631	769
Long-term debt	1,099	1,099
Retirement and post-retirement benefits	173	213
Long-term deferred revenue	64	69
Other long-term liabilities	58	131
Total liabilities	2,025	2,281
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 169 million shares at April 30, 2015 and 167 million shares at October 31, 2014 issued and outstanding	2	2
Additional paid-in-capital	1,124	1,002
Retained earnings	267	101
Accumulated other comprehensive loss	(357)	(336)
Total stockholders' equity	1,036	769
Total liabilities and equity	$3,061	$3,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2015	2014
Cash flows from operating activities:
Net income	$166	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	39
Share-based compensation	42	26
Excess tax benefit from share-based plans	(3)	—
Deferred taxes	13	33
Excess and obsolete inventory related charges	17	14
Other non-cash expenses, net	1	—
Changes in assets and liabilities:
Accounts receivable	(5)	5
Inventory	(17)	(31)
Accounts payable	1	26
Payment to Agilent, net	(28)	—
Employee compensation and benefits	7	5
Retirement and post-retirement benefits	(21)	—
Other assets and liabilities	(59)	(26)
Net cash provided by operating activities	160	275

Cash flows from investing activities:
Investments in property, plant and equipment	(31)	(34)
Proceeds from sale of investments	1	—
Net cash used in investing activities	(30)	(34)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	8	—
Excess tax benefit from share-based plans	3	—
Return of capital to Agilent	(49)	—
Net transfers to Agilent	—	(241)
Net cash used in financing activities	(38)	(241)

Effect of exchange rate movements	(8)	—

Net increase in cash and cash equivalents	84	—
Cash and cash equivalents at beginning of period	810	—
Cash and cash equivalents at end of period	$894	$—

Cash paid during the period for:
Interest	$24	$—
Income taxes, net of refunds	$22	$—

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing core electronic measurement solutions to communications and electronics industries.

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

Basis of Presentation. We have prepared the accompanying financial statements for the three and six months ended April 30, 2015 and 2014 pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.

Prior to the distribution, Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. For the three and six months ended April 30, 2014, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

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

We recognized separation costs of $5 million and $12 million for the three and six months ended April 30, 2015, respectively, and $17 million and $25 million for the three and six months ended April 30, 2014, respectively, including branding, legal, accounting and other advisory fees and other costs to separate and transition from Agilent, which were principally classified in selling, general and administrative expenses.

In the opinion of management, the accompanying condensed combined and consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of April 30, 2015 and October 31, 2014, condensed combined and consolidated statement of comprehensive income for the three and six months ended April 30, 2015 and 2014, condensed combined and consolidated statement of operations for the three and six months ended April 30, 2015 and 2014, and condensed combined and consolidated statement of cash flows for the six months ended April 30, 2015 and 2014.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the impact of adopting this guidance to our combined and consolidated financial statements.

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

In August 2014, the FASB issued guidance related to the disclosures around going concern. The standard provided guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provided related footnote disclosures. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.

In February 2015, the FASB issued guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The new guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.

In April 2015, the FASB issued guidance to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.

In April 2015, the FASB issued guidance that clarifies the circumstances under which a cloud computing customer would account for an arrangement as a license of internal-use software. The standard is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this guidance to our combined and consolidated financial statements.

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.

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

For the three and six months ended April 30, 2015 and 2014, the amount of materials and services sold by us to other Agilent businesses was immaterial, and we did not purchase any materials from the other Agilent businesses.

Allocated Costs

The condensed combined and consolidated statement of operations for the three and six months ended April 30, 2014 included our direct expenses for cost of products and services sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Agilent to us. These allocated expenses include costs of information technology, accounting and legal services, real estate and facilities, corporate advertising, insurance services, treasury and other corporate and infrastructure services and costs for central research and development efforts. In addition, other costs allocated to us included restructuring costs, share-based compensation expense and retirement plan expenses related to Agilent’s corporate and shared services employees and are included in the table below. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. These costs were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other measures.

Allocated costs included in the accompanying condensed combined and consolidated statement of operations are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Cost of products and services	$—	$23	$—	$48
Research and development	—	11	—	22
Selling, general and administrative	—	73	—	139
Other (income) expense, net	—	—	—	(1)
Total allocated costs	$—	$107	$—	$208

Receivable from and Payable to Agilent

The payable to Agilent was reduced by $25 million during the first quarter of fiscal 2015 as a result of finalization of discussions with Agilent as provided in the separation and distribution agreement. This adjustment was reflected as an increase in additional paid-in-capital in the condensed consolidated balance sheet. The remaining receivables from and payables to Agilent were substantially settled as of April 30, 2015.

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

The impact of share-based compensation on our results was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)
Cost of products and services	$4	$3	$8	$7
Research and development	2	1	6	4
Selling, general and administrative	7	6	28	16
Total share-based compensation expense	$13	$10	$42	$27

At April 30, 2015 and October 31, 2014, there was no share-based compensation capitalized within inventory. For the three and six months ended April 30, 2015, the windfall tax benefit realized from exercised stock options and similar awards was zero and $3 million, respectively. For the three and six months ended April 30, 2014, the windfall tax benefit realized from exercised stock options and similar awards was zero. The expense for the three and six months ended April 30, 2015 includes expense of $1 million and $15 million, respectively, related to special inaugural RSU awards. These awards will vest over three years from the date of grant.

The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Stock Option Plans:
Weighted average risk-free interest rate	—	1.8%	1.6%	1.7%
Dividend yield	—	1%	—%	1%
Weighted average volatility	—	38%	31%	39%
Expected life	—	5.8 years	4.9 years	5.8 years
LTP Program:
Volatility of Keysight shares	26%	NA	26%	NA
Volatility of selected peer-company shares	17%-67%	NA	17%-67%	NA
Price-wise correlation with selected peers	38%	NA	38%	NA

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTP Program were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. Prior to the Separation, it was determined based on the market price of Agilent’s common stock on the date of grant, adjusted for expected dividend yield. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

As of November 1, 2014, Agilent’s fiscal 2013 LTP Program grants to Keysight executives are classified as liability awards in our condensed combined and consolidated financial statements as the payout of Keysight shares is dependent upon Agilent Total Shareholder Return (“TSR”) as compared to its peer companies at the end of fiscal 2015. The mark-to-market adjustment was not material for the three and six months ended April 30, 2015.

For the three months ended April 30, 2015, no stock option awards were granted. For the six months ended April 30, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. For the three and six months ended April 30, 2014, we used the historical volatility of Agilent stock to estimate the volatility for stock option awards. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

5.     INCOME TAXES

Our combined and consolidated financial statements for periods prior to November 1, 2014 reflect the calculation of certain deferred tax assets and deferred tax liabilities based on a separate return methodology. Subsequent to the Separation, we are filing tax returns on our own behalf and certain current and non-current deferred tax assets and deferred tax liabilities have been adjusted to reflect our stand-alone income tax positions. As of the Separation date, as a result of no longer reporting under the separate return methodology, current and non-current deferred tax assets decreased by approximately $6 million and $35 million, respectively. The net decrease in non-current deferred tax assets of $35 million was primarily due to the decrease in the deferred tax assets related to tax attributes of $83 million offset by a decrease in the deferred tax liability related to foreign unremitted earnings of approximately $53 million. The non-current deferred tax liabilities increased by $2 million as of the Separation date.

As of April 30, 2015, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements.

The company’s effective tax rate was 21.7 percent and 17.2 percent for the three and six months ended April 30, 2015, respectively. The company's effective tax rate was 14.1 percent and 16.4 percent for the three and six months ended April 30, 2014, respectively. The income tax expense was $26 million and $34 million for the three and six months ended April 30, 2015, respectively. The income tax expense was $18 million and $36 million for the three and six months ended April 30, 2014, respectively.

The income tax provision for the three and six months ended April 30, 2015 included a net discrete expense of $3 million and a net discrete benefit of $7 million, respectively. The income tax provision for the three and six months ended April 30, 2014 included a net discrete expense of $3 million and $12 million, respectively, primarily due to the recognition of tax expense related to the repatriation of earnings to the U.S., offset somewhat by the settlement of an IRS audit in the U.S.

Keysight enjoys tax incentives in several jurisdictions, most notably in Singapore. The tax incentives provide lower rates of taxation on certain classes of income and require that certain conditions be met, including thresholds of employment, ownership of certain assets as well as specific type of investment activities within Singapore. As a result of the Singapore tax incentive that was finalized this quarter, the current income tax provision decreased by $21 million resulting in a net income per share (diluted) benefit of approximately $0.12 per share for the six months ended April 30, 2015. Further, the discrete impact to the tax provision was a decrease of $6 million, resulting in a net income per share (diluted) benefit of approximately $0.03 per share related to the fiscal 2014 impact. The Singapore tax incentive is due for renewal in fiscal 2024.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2005. We do not believe it is reasonably possible that a change to our unrecognized tax benefits will occur in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)
Numerator:
Net income	$96	$110	$166	$184
Denominator:
Basic weighted-average shares(a)	169	167	168	167
Potential common shares— stock options and other employee stock plans	2	—	3	—
Diluted weighted-average shares(a)	171	167	171	167

(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the three and six months ended April 30, 2014 is calculated using the shares distributed on November 1, 2014.

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended April 30, 2015, no options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three and six months ended April 30, 2015, we excluded 13,600 and 23,200 shares, respectively.

7. INVENTORY

	April 30, 2015	October 31, 2014
	(in millions)
Finished goods	$224	$219
Purchased parts and fabricated assemblies	252	279
Total Inventory	$476	$498

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2015:

	Customer Support and Services	Measurement Solutions	Total
	(in millions)
Goodwill as of October 31, 2014	$55	$337	$392
Foreign currency translation impact	(2)	(12)	(14)
Goodwill as of April 30, 2015	$53	$325	$378

The components of other intangible assets as of April 30, 2015 and October 31, 2014 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Developed technology	$125	$114	$11
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	25	7
Total	$162	$144	$18
As of April 30, 2015:
Developed technology	$125	$117	$8
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	26	6
Total	$162	$148	$14

During the six months ended April 30, 2015, we recorded no additions to goodwill or other intangible assets. During the six months ended April 30, 2015, there was no impact to other intangible assets due to foreign exchange translation.

Amortization of other intangible assets was $2 million and $4 million for the three and six months ended April 30, 2015 and 2014, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $4 million for the remainder of 2015, $6 million for 2016, $3 million for 2017, $1 million for 2018, and zero thereafter.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2015 were as follows:

		Fair Value Measurement at April 30, 2015 Using
	April 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$713	$713	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	13	13	—	—
Available-for-sale investments	43	43	—	—
Total assets measured at fair value	$779	$769	$10	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	13	—	13	—
Total liabilities measured at fair value	$17	$—	$17	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$634	$634	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	13	13	—	—
Available-for-sale investments	35	35	—	—
Total assets measured at fair value	$691	$682	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—
Long-term
Deferred compensation liability	13	—	13	—
Total liabilities measured at fair value	$16	$—	$16	$—

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

Trading securities and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). Realized gains and losses from the sale of these instruments are recorded in net income.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of products in the condensed combined and consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed combined and consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net over the life of the option contract. Ineffectiveness in the three and six months ended April 30, 2015 and 2014 was not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2015 was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2015.

There were 64 foreign exchange forward contracts open as of April 30, 2015 that were designated as cash flow hedges. There were 80 foreign exchange forward contracts open as of April 30, 2015 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2015 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$—	$66
British Pound	—	—	38
Singapore Dollar	9	—	(2)
Malaysian Ringgit	88	—	9
Japanese Yen	(91)	—	(2)
Other	(4)	—	11
Totals	$2	$—	$120

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2015 and October 31, 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2015	October 31, 2014	Balance Sheet Location	April 30, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$7	Other accrued liabilities	$3	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	5	2	Other accrued liabilities	1	2
Total derivatives	$10	$9		$4	$3

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed combined and consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$3	$—	$(2)	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of products	$1	$—	$2	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$2	$—	$(4)	$—

The estimated amount of existing net gain at April 30, 2015 expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $1 million.

11. RETIREMENT PLANS AND POST-RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2015 and 2014, our net pension and post-retirement benefit costs were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended April 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$6	$—	$5	$—	$1	$—
Interest cost on benefit obligation	5	—	10	—	2	—
Expected return on plan assets	(10)	—	(18)	—	(3)	—
Amortization:
Net actuarial losses	1	—	7	—	3	—
Prior service credit	(1)	—	—	—	(6)	—
Allocated benefit cost (benefit) from Agilent	—	1	—	3	—	(3)
Total periodic benefit cost (benefit)	$1	$1	$4	$3	$(3)	$(3)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended April 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$11	$—	$9	$—	$1	$—
Interest cost on benefit obligation	10	—	21	—	4	—
Expected return on plan assets	(19)	—	(37)	—	(7)	—
Amortization:
Net actuarial losses	2	—	14	—	6	—
Prior service credit	(3)	—	—	—	(11)	—
Allocated benefit cost (benefit) from Agilent	—	2	—	6	—	(6)
Total periodic benefit cost (benefit)	$1	$2	$7	$6	$(7)	$(6)

We did not contribute to our U.S. Defined Benefit Plans during the three and six months ended April 30, 2015. Agilent contributed $15 million to the U.S. Defined Benefit Plans on our behalf for the three and six months ended April 30, 2014. There were no contributions made to the U.S. Post-Retirement Benefit Plan during the three and six months ended April 30, 2015 and 2014. We contributed $11 million and $25 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2015, respectively. Contributions of $10 million and $20 million to the Non-U.S. Defined Benefit Plans were made by Agilent on our behalf for the three and six months ended April 30, 2014, respectively.

We do not expect to contribute to our U.S. Defined Benefit Plans during the remainder of 2015, and we expect to contribute $20 million to our Non-U.S. Defined Benefit Plans during the remainder of 2015.

Employees hired on or after August 1, 2015 will not be eligible to participate in the U.S. Defined Benefit Plans or the U.S. Post-Retirement Benefit Plan. We will provide matching contributions to these employees under the Keysight Technologies, Inc. 401(k) Plan up to a maximum of 6 percent of the employee's annual eligible compensation.

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

	Six Months Ended
	April 30,
	2015	2014
	(in millions)
Beginning balance as of November 1	$51	$38
Accruals for warranties including change in estimate	17	23
Settlements made during the period	(16)	(15)
Ending balance as of April 30	$52	$46

Accruals for warranties due within one year	$39	$27
Accruals for warranties due after one year	13	19
Ending balance as of April 30	$52	$46

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

13. DEBT

Short-Term Debt

Credit Facility

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2015, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2015.

Long-Term Debt

The following table summarizes the components of our long-term debt:

	April 30, 2015	October 31, 2014
	(in millions)
3.30% Senior Notes due 2019	$499	$499
4.55% Senior Notes due 2024	600	600
Total	$1,099	$1,099

The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes, detailed in the table above, in the six months ended April 30, 2015 as compared to the senior notes described in our Annual Report on Form 10-K for fiscal year ended October 31, 2014.

As of April 30, 2015 and October 31, 2014, we had $18 million and $13 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $20 million and $1 million as of April 30, 2015 and October 31, 2014, respectively.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2015 and April 30, 2014 were as follows:

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2015	$16	$(27)	$(436)	$79	$(1)	$(369)
Other comprehensive income (loss) before reclassifications	9	(1)	—	—	3	11
Amounts reclassified out of accumulated other comprehensive loss	—	—	11	(7)	(1)	3
Tax (expense) benefit	(1)	—	(3)	3	(1)	(2)
Other comprehensive income (loss)	8	(1)	8	(4)	1	12
As of April 30, 2015	$24	$(28)	$(428)	$75	$—	$(357)

As of October 31, 2014	$16	$6	$(444)	$83	$3	$(336)
Other comprehensive income (loss) before reclassifications	9	(34)	—	—	(2)	(27)
Amounts reclassified out of accumulated other comprehensive loss	—	—	22	(14)	(2)	6
Tax (expense) benefit	(1)	—	(6)	6	1	—
Other comprehensive income (loss)	8	(34)	16	(8)	(3)	(21)
As of April 30, 2015	$24	$(28)	$(428)	$75	$—	$(357)

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2014	$3	$14	$—	$—	$—	$17
Other comprehensive income before reclassifications	3	2	—	—	—	5
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—	—	—
Tax expense	(1)	(1)	—	—	—	(2)
Other comprehensive income	2	1	—	—	—	3
As of April 30, 2014	$5	$15	$—	$—	$—	$20

As of October 31, 2013	$5	$26	$—	$—	$—	$31
Other comprehensive loss before reclassifications	—	(11)	—	—	—	(11)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—	—	—
Tax (expense) benefit	—	—	—	—	—	—
Other comprehensive loss	—	(11)	—	—	—	(11)
As of April 30, 2014	$5	$15	$—	$—	$—	$20

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Unrealized gain on derivatives	$1	$—	$2	$—	Cost of products
	—	—	—	—	Provision for income taxes
	1	—	2	—	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(11)	—	(22)	—
Prior service benefit	7	—	14	—
	(4)	—	(8)	—	Total before income tax
	—	—	—	—	Provision for income taxes
	(4)	—	(8)	—	Net of income tax

Total reclassifications for the period	$(3)	$—	$(6)	$—

An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive income.

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

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Three Months Ended April 30, 2015:
Total net revenue	$638	$102	$740
Segment income from operations	$132	$18	$150
Three Months Ended April 30, 2014:
Total net revenue	$640	$103	$743
Segment income from operations	$131	$26	$157

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Six Months Ended April 30, 2015:
Total net revenue	$1,244	$197	$1,441
Segment income from operations	$239	$31	$270
Six Months Ended April 30, 2014:
Total net revenue	$1,214	$200	$1,414
Segment income from operations	$230	$45	$275

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Total reportable segments' income from operations	$150	$157	$270	$275
Share based compensation expense	(13)	(10)	(42)	(27)
Restructuring-related costs	—	—	—	3
Asset impairment	(2)	—	(2)	—
Transformational programs	—	—	—	(1)
Amortization of intangibles	(2)	(2)	(4)	(4)
Acquisition and integration costs	—	—	—	(1)
Separation costs	(5)	(17)	(12)	(25)
Other	1	(1)	—	(2)
Interest expense	(11)	—	(23)	—
Other income (expense), net	4	1	13	2
Income before taxes, as reported	$122	$128	$200	$220

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments, long-term and other receivables and other assets.

	Measurement Solutions	Customer Support and Services	Total
	(in millions)
Assets:
As of April 30, 2015	$1,614	$225	$1,839
As of October 31, 2014	$1,740	$236	$1,976

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

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, comprehensive income or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarter periods.

Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing core electronic measurement solutions to communications and electronics industries.

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

Prior to the distribution, Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. For the three and six months ended April 30, 2014, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

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

We are incurring other incremental costs as an independent, publicly traded company as compared to the costs historically allocated to us by Agilent. These incremental costs are estimated to be approximately $20 million on an annual pre-tax basis. In addition, for the three and six months ended April 30, 2015, we recognized non-recurring separation costs of $5 million and $12 million, respectively, and for the three and six months ended April 30, 2014, we recognized non-recurring separation costs of $17 million and $25 million, respectively. We expect to recognize additional non-recurring separation costs, which are currently estimated to range from $15 million to $20 million through fiscal 2016. These costs are expected to include, among other things, branding, legal, accounting and other advisory fees and other costs to separate and transition from Agilent.

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

In fiscal 2014, we implemented changes in our organizational structure that resulted in the formation of two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic measurement market. The customer support and services segment provides repair and calibration of the hardware measurement solutions and the resale of used instrument equipment.

Total orders for the three and six months ended April 30, 2015 decreased 11 percent and 6 percent, respectively, compared to the same periods last year and decreased 8 percent and 4 percent, respectively, excluding the impact of currency fluctuations. Order decreases in industrial, computer and semiconductor and communication test market segments were partially offset by increases in aerospace and defense.

Net revenue of $740 million and $1,441 million for the three and six months ended April 30, 2015 was flat and increased 2 percent, respectively, compared to the same periods last year and increased 3 percent and 5 percent, respectively, excluding the impact of currency fluctuations.

Net income for the three and six months ended April 30, 2015 was $96 million and $166 million, respectively, compared to $110 million and $184 million, respectively, for the corresponding periods last year.

Looking forward, we believe the long-term growth rate of our markets is 3 to 4 percent. We intend to leverage our unique formula of hardware plus software plus people to create value for our customers and shareholders. Our focus is on delivering value through innovative electronic design and test solutions as well as improving our operational efficiency as an independent company. Accordingly, we initiated several programs that will provide operational savings over the next 24 months, including enhancement of our voluntary retirement program, the closure of our U.S. defined benefit plan to new entrants and other initiatives. These cost reduction initiatives in conjunction with our operating model discipline, will enable us to continue to invest in research and development for future growth.

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

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
	(in millions)
Orders	$697	$782	$1,388	$1,481	(11)%	(6)%
Net revenue:
Products	$630	$627	$1,226	$1,190	1%	3%
Services and other	110	116	215	224	(6)%	(4)%
Total net revenue	$740	$743	$1,441	$1,414	—%	2%

Total orders for the three and six months ended April 30, 2015 decreased 11 percent and 6 percent, respectively, compared to the same periods last year and decreased 8 percent and 4 percent, respectively, excluding the impact of currency fluctuations. For both the three and six months ended April 30, 2015, orders had modest growth in aerospace and defense, offset by declines in the industrial, computer and semiconductors and communications test market segments. For the three months ended April 30, 2015 on a geographic basis, orders in the Americas declined 5 percent and 4 percent excluding the impact of currency. Asia Pacific excluding Japan declined 17 percent and 16 percent excluding currency fluctuations. Japan orders grew 2 percent and 15 percent excluding the impact of currency fluctuations. Europe declined 20 percent and 12 percent excluding the impact of currency fluctuations. For the six months ended April 30, 2015 orders declined 1 percent in the Americas and 16 percent in Europe and 10 percent excluding currency. Japan declined 2 percent and grew 9 percent excluding the impact of currency fluctuations. Orders declined 8 percent in Asia Pacific excluding Japan and 7 percent excluding the impact of currency fluctuations.

Net revenue of $740 million and $1,441 million for the three and six months ended April 30, 2015, respectively, was flat and increased 2 percent, respectively, when compared to the same periods last year and increased 3 percent and 5 percent, respectively, excluding the impact of currency fluctuations. For the three months ended April 30, 2015, revenue from the Americas increased 19 percent with growth in aerospace and defense and industrial, computer and semiconductors test. Asia Pacific excluding Japan declined 14 percent with marginal impact from currency fluctuations and declines in all market segments. Europe declined 6 percent and grew 4 percent excluding the impact of currency fluctuations, with declines in the aerospace and defense and communications markets, partially offset by growth in industrial, computers and semiconductors test market segments. Japan was flat, growing 13 percent excluding the impact of currency fluctuations, with growth in industrial, computers and semiconductors and communications test markets, partially offset with declines in aerospace and defense. For the six months ended April 30, 2015, revenue from the Americas increased 17 percent with growth in aerospace and defense and industrial, computer and semiconductors test. Asia Pacific excluding Japan declined 5 percent with and without the impact of currency fluctuations, with declines in industrial, computers and semiconductors and communications test market segments, partially offset by growth in aerospace and defense test. Europe declined 6 percent and grew 1 percent excluding the impact of currency fluctuations, with declines in all market segments. Japan declined 7 percent, growing 4 percent excluding the impact of currency fluctuations, with growth in the communications test market, partially offset by decline in aerospace and defense.

Communications test revenue, representing approximately one third of our total revenue for the three and six months ended April 30, 2015, declined year-over-year with decreases in wireless manufacturing, partially offset with growth in wireless R&D and broadband communications. The decrease in wireless manufacturing reflects the difficult compares to last year’s strength in 4G base station/infrastructure manufacturing for China. Weakness in the smartphone/device manufacturing segment also continues. Wireless R&D grew year-over-year with new technologies driving investments, especially from wireless chipset players.

Aerospace and defense business, representing approximately 21 percent and 23 percent of our total revenue for the three months and six months ended April 30, 2015, respectively, decreased marginally year-over-year. Strength in the Americas was offset by declines in all other regions.

Industrial, computer and semiconductor test revenue, representing approximately 46 percent of our total revenue for the three months ended April 30, 2015, saw modest growth year-over-year. Strength in the Americas, Europe and Japan was partially offset by decline in Asia Pacific excluding Japan. For the six months ended April 30, 2015, industrial, computer and semiconductor test revenue, representing approximately 44 percent of our total revenue, saw modest decline year-over-year. Growth in the Americas was offset by declines in Japan, Europe and Asia Pacific excluding Japan.

Costs and Expenses

	Three Months Ended		Six Months Ended		Year over year change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Total gross margin	56.3%	55.9%	55.5%	55.7%	— ppt	— ppt
Operating margin	17.4%	17.1%	14.5%	15.4%	— ppt	(1) ppt

in millions
Research and development	$96	$89	192	$179	7%	7%
Selling, general and administrative	$192	$199	398	$390	(4)%	2%

Gross margin was flat for the three and six months ended April 30, 2015 compared to the same periods last year. For the three months ended April 30, 2015, gross margin was positively impacted by a higher mix of revenue from research and development versus manufacturing products and applications and lower warranty charges, partially offset by higher infrastructure costs. For the six months ended April 30, 2015, gross margin was flat primarily due to lower depreciation, warranty and manufacturing variances, offset by higher inventory charges, people costs and infrastructure charges.

Research and development expense increased 7 percent in each of the three and six months ended April 30, 2015 compared to the same periods last year, primarily due to higher project spending and prototyping expenses, infrastructure-related costs and share-based compensation expense, partially offset by the favorable impact of currency movements. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses decreased 4 percent for the three months ended April 30, 2015 compared to the same period last year, primarily driven by lower separation costs and favorable impact of currency movements. Selling, general and administrative expenses increased 2 percent for the six months ended April 30, 2015 compared to the same period last year due to higher infrastructure-related costs, advertising and marketing expenses and share-based compensation expense, partially offset by lower separation costs and the favorable impact of currency movements.

Operating margin for the three months ended April 30, 2015 remained flat compared to the same period last year on flat revenue and gross margin, with higher research and development expenses offset by decreases in other operating expenses. Operating margin for the six months ended April 30, 2015 decreased 1 percent compared to the same period last year on higher revenue and flat gross margin, with higher research and development expenses and other operating expenses.

At April 30, 2015, our headcount was approximately 9,600 as compared to approximately 9,300 at April 30, 2014.

Interest Expense

Interest expense for the three and six months ended April 30, 2015 was $11 million and $23 million, respectively, as compared to zero for both comparable periods last year, and relates to interest on our senior notes issued in October 2014.

Income Taxes

Our combined and consolidated financial statements for periods prior to November 1, 2014 reflect the calculation of certain deferred tax assets and deferred tax liabilities based on a separate return methodology. Subsequent to the Separation, we are filing tax returns on our own behalf and certain current and non-current deferred tax assets and deferred tax liabilities have been adjusted to reflect our stand-alone income tax positions. As of the Separation date, as a result of no longer reporting under the separate return methodology, current and non-current deferred tax assets decreased by approximately $6 million and $35 million, respectively. The net decrease in non-current deferred tax assets of $35 million was primarily due to the decrease in the deferred tax assets related to tax attributes of $83 million offset by a decrease in the deferred tax liability related to foreign unremitted earnings of approximately $53 million. The non-current deferred tax liabilities increased by $2 million as of the Separation date.

As of April 30, 2015, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements.

The company’s effective tax rate was 21.7 percent and 17.2 percent for the three and six months ended April 30, 2015, respectively. The company's effective tax rate was 14.1 percent and 16.4 percent for the three and six months ended April 30, 2014, respectively. The income tax expense was $26 million and $34 million for the three and six months ended April 30, 2015, respectively. The income tax expense was $18 million and $36 million for the three and six months ended April 30, 2014, respectively.

The income tax provision for the three and six months ended April 30, 2015 included a net discrete expense of $3 million and a net discrete benefit of $7 million, respectively. The income tax provision for the three and six months ended April 30, 2014 included a net discrete expense of $3 million and $12 million, respectively, primarily due to the recognition of tax expense related to the repatriation of earnings to the U.S., offset somewhat by the settlement of an IRS audit in the U.S.

Keysight enjoys tax incentives in several jurisdictions, most notably in Singapore. The tax incentives provide lower rates of taxation on certain classes of income and require that certain conditions be met, including thresholds of employment, ownership of certain assets as well as specific type of investment activities within Singapore. As a result of the Singapore tax incentive that was finalized this quarter, the current income tax provision decreased by $21 million resulting in a net income per share (diluted) benefit of approximately $0.12 per share for the six months ended April 30, 2015. Further, the discrete impact to the tax provision was a decrease of $6 million, resulting in a net income per share (diluted) benefit of approximately $0.03 per share related to the fiscal 2014 impact. The Singapore tax incentive is due for renewal in fiscal 2024.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2005. We do not believe it is reasonably possible that a change to our unrecognized tax benefits will occur in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.

At April 30, 2015, our estimate of annual effective tax rate is 20.6 percent excluding discrete items and 17.2 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of permanent differences, reserves for uncertain tax positions, the mix of earnings in non-U.S. jurisdictions taxed at lower rates and our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
	(in millions)		(in millions)
Net revenue	$638	$640	$1,244	$1,214	—%	2%

Measurement solutions revenue for the three and six months ended April 30, 2015 was flat and increased 2 percent, respectively, when compared to the same periods last year, increasing 3 percent and 5 percent, respectively, excluding the impact of currency fluctuations. For the three months ended April 30, 2015, growth in industrial, computers and semiconductors was offset by declines in aerospace and defense and the communications test markets. For the six months ended April 30, 2015, the increase in revenue is attributed to growth in the aerospace and defense and communications test markets.

Looking forward, near term we believe the market has softened, particularly in communications. In aerospace and defense, overall we expect mixed results with slow growth in the United States, offset by declines in other regions. There are positives and negatives across the industrial, computer and semiconductor end markets, and overall macroeconomic indicators remain mixed.

Gross Margin and Operating Margin

The following table shows the measurement solutions business' margins, expenses and income from operations for the three and six months ended April 30, 2015 versus the three and six months ended April 30, 2014.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Total gross margin	59.3%	58.1%	58.5%	57.9%	1 ppt	1 ppt
Operating margin	20.7%	20.5%	19.3%	18.9%	—	—

in millions
Research and development	$91	$85	$180	$170	7%	6%
Selling, general and administrative	$155	$155	$308	$303	—%	2%
Income from operations	$132	$131	$239	$230	1%	4%

Gross margin for the three months ended April 30, 2015 increased slightly compared to the same period last year primarily due to reductions in people costs and manufacturing variances. Gross margin for the six months ended April 30, 2015 increased slightly compared to the same period last year primarily due to lower depreciation, people costs and manufacturing variances, partially offset by higher inventory charges.

For the three and six months ended April 30, 2015 research and development expense increased 7 percent and 6 percent respectively, when compared to the same periods last year. Increases were primarily driven by higher project spending and prototyping expenses and infrastructure-related costs, partially offset by the favorable impact of currency movements.

Selling, general and administrative expense for the three months ended April 30, 2015 was flat, compared to the same period last year. This was primarily driven by increases in infrastructure-related cost and advertising and marketing expenses, offset by the favorable impact of currency movements. It increased 2 percent for the six months ended April 30, 2015, driven by higher infrastructure-related costs and advertising and marketing expenses partially offset by the favorable impact of currency movements.

Operating margin for the three and six months ended April 30, 2015 was flat when compared to the same periods last year on higher gross margin, offset by higher operating expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2015 increased $1 million and $9 million, respectively, on a corresponding revenue decrease of $2 million and increase of $30 million, respectively, when compared to the same period last year.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
	(in millions)		(in millions)
Net revenue	$102	$103	$197	$200	(1)%	(2)%

Customer support and services revenue for the three and six months ended April 30, 2015 decreased 1 percent and 2 percent, respectively, when compared to the same periods last year and increased 5 percent and 2 percent, respectively, excluding the impact of currency fluctuations. Growth in calibration services and re-marketing sales of used equipment was partially offset by declines in the equipment repair business due to a reduction in extended warranty revenue as a result of extension of the standard warranty term from one to three years.

Looking forward, while the customer support and services business will be impacted by the same market trends as the measurement solutions business, it is typically less variable as orders and revenue are primarily driven from the existing installed base of previously purchased measurement solutions products and less impacted by economic cycles.

Gross Margin and Operating Margin

The following table shows the customer support and services business' margins, expenses and income from operations for the three and six months ended April 30, 2015 versus the three and six months ended April 30, 2014.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three		Six
	2015	2014	2015	2014	Months		Months
Total gross margin	43.8%	47.4%	42.9%	46.9%	(4	) ppts	(4	) ppts
Operating margin	17.7%	25.0%	15.8%	22.6%	(7	) ppts	(7	) ppts

in millions
Research and development	$3	$2	$6	$5	20%		9%
Selling, general and administrative	$24	$21	$48	$44	15%		10%
Income from operations	$18	$26	$31	$45	(30)%		(31)%

Gross margin for the three and six months ended April 30, 2015 decreased 4 percentage points for both periods compared to the same periods last year, primarily due to higher people costs and infrastructure-related costs as well as an unfavorable service mix with a higher proportion of lower-margin calibration services.

Research and development expense for customer support and services represents the segment's share of centralized investment. Research and development expenses for the three and six months ended April 30, 2015 increased 20 percentage points and 9 percentage points, respectively, compared to the same periods last year.

Selling, general and administrative expenses for the three and six months ended April 30, 2015 increased 15 percentage points and 10 percentage points, respectively, when compared to the same periods last year due to higher field selling costs and increases in infrastructure-related costs.
Operating margin for the three and six months ended April 30, 2015 decreased 7 percentage points for both periods compared to the same periods last year due to reductions in gross margin and increased costs.
Income from Operations

Income from operations for the three and six months ended April 30, 2015 decreased $8 and $14 million, respectively, on corresponding revenue decreases of $1 million and $3 million, respectively, when compared to the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2015 consisted of cash and cash equivalents of $894 million as compared to $810 million as of October 31, 2014.

As of April 30, 2015, approximately $763 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We are in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements, and under the currently existing circumstances, non-current deferred tax liabilities have decreased approximately $53 million, which includes our best estimate of zero for the deferred tax liability related to foreign unremitted earnings. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $160 million for the six months ended April 30, 2015 compared to cash provided of $275 million for the same period in 2014. In the six months ended April 30, 2015, we paid approximately $29 million under our variable and incentive pay programs. Net cash paid for income taxes and interest was approximately $22 million and $24 million, respectively, in the six months ended April 30, 2015. In the six months ended April 30, 2015, we paid the remaining outstanding related party balances of approximately $28 million to Agilent. For the six months ended April 30, 2015 and 2014, other assets and liabilities used cash of $59 million and $26 million, respectively. The usage of cash in other assets and liabilities was largely the result of changes in prepaid assets, interest on senior notes, mark-to-market of derivatives, and deferred revenue accruals.

In the six months ended April 30, 2015, accounts receivable used cash of $5 million compared to cash provided of $5 million for the same period in 2014. Revenue increased by approximately 2 percent in the six months ended April 30, 2015 as compared to the same period in 2014. Days’ sales outstanding increased to 44 days as of April 30, 2015 from 41 days a year ago. Accounts payable provided cash of $1 million for the six months ended April 30, 2015 compared to cash provided of $26 million in the same period in 2014. Cash used by inventory was $17 million for the six months ended April 30, 2015 compared to cash used of $31 million for the same period in 2014. Inventory days on-hand decreased to 137 days as of April 30, 2015 compared to 142 days as of the end of the same period last year.

We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan and contributed $25 million to our non-U.S. defined benefit plans during the six months ended April 30, 2015. We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2015 and expect to contribute approximately $20 million to our non-U.S. defined benefit plans during the remainder of 2015.

Net Cash Used in Investing Activities

Net cash used by investing activities was $30 million for the six months ended April 30, 2015 as compared to net cash used in investing activities of $34 million for the same period last year. Investments in property, plant and equipment were $31 million for the six months ended April 30, 2015 compared to $34 million in the same period last year. We expect that total capital expenditures for the current year will be approximately $100 million.

Net Cash Used in Financing Activities

Net cash used by financing activities for the six months ended April 30, 2015 was $38 million compared to cash used of $241 million for the same period of 2014. Financing activities in the six months ended April 30, 2015 reflects $8 million of proceeds from issuance of common stock under employee stock option plans and $49 million of cash returned to Agilent in accordance with the separation and distribution agreement. Cash used in financing activities for the six months ended April 30, 2014 represents cash returned to Agilent.

Credit Facility

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2015 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2015.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the six months ended April 30, 2015 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Other

There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, to our contractual commitments in the first six months of 2015. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $8 million and $82 million of liabilities related to uncertain tax positions as of April 30, 2015 and October 31, 2014, respectively (See Note 5, "Income Taxes"). We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. There were no material changes during the six months ended April 30, 2015 to this information reported in the company’s 2014 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
        As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourcees could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure of our IT providers to perform could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues and unrealized efficiencies, and could impact our results of operations and stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.
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

        In connection with the separation from Agilent, it also agreed to indemnify us for any liability associated with contamination from past operations at all properties transferred from Agilent to Keysight. We cannot be sure that Agilent will fulfill its indemnification obligations.
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
Our operations may be adversely impacted by changes in our business mix or changes in the tax legislative landscape.
Our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, and changes in tax laws. We cannot give any assurance as to what our effective tax rate will be in the future because, among other things, there is uncertainty regarding the tax policies of the jurisdictions where we operate. Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (“OECD”) multi-jurisdictional plan of action to address “base erosion and profit shifting,” could impact our effective tax rate.
If tax incentives change or cease to be in effect, our income taxes could increase significantly.
        We benefit from tax incentives extended to our foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted or are anticipated to grant us tax incentives that require renewal at various times in the future, the most significant being Singapore. We do not expect incentives granted by other jurisdictions to have a material impact on our financial statements. The Singapore tax incentive requires that specific conditions be satisfied, which include achieving thresholds of employment, ownership of certain assets, as well as specific types of investment activities within Singapore. We believe that we will satisfy such conditions in the future. Further, the portion of the Singapore tax incentive relating to amortization is still waiting finalization. Upon this portion being granted, our effective tax rate could be lower in the period in which the incentive is finalized.
        Our taxes could increase if the incentives are not renewed upon expiration. If we cannot or do not wish to satisfy all or portions of the tax incentive conditions, we may lose the related tax incentive and could be required to refund the benefits that the tax incentives previously provided. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.
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
If we experience a significant disruption in, or breach in security of, our information technology systems, our business could be adversely affected.
       We rely on several centralized information technology systems to provide products and services, maintain financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. If we experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Furthermore, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to the company or our employees, partners, customers or suppliers, which could result in significant financial or reputational damage to the company.
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
In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. We are devoting significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.
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
Risks Related to the Separation
We have limited history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
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

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 47 of this report.

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 4, 2015	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 4, 2015	By:	/s/ John C. Skinner
John C. Skinner
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