Form 10-Q
period 2015-07-31
Keysight Technologies, Inc.
filed 2015-09-03
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015
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
The number of shares of common stock outstanding at September 1, 2015 was 169,470,653.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Net revenue:
Products	$557	$643	$1,783	$1,833
Services and other	108	114	323	338
Total net revenue	665	757	2,106	2,171
Costs and expenses:
Cost of products	236	286	760	801
Cost of services and other	59	57	177	169
Total costs	295	343	937	970
Research and development	90	91	282	270
Selling, general and administrative	183	202	581	592
Other operating expense (income), net	(3)	—	(14)	—
Total costs and expenses	565	636	1,786	1,832
Income from operations	100	121	320	339
Interest income	—	—	1	—
Interest expense	(12)	—	(35)	—
Other income (expense), net	(1)	1	1	3
Income before taxes	87	122	287	342
Provision for income taxes	17	15	51	51
Net income	$70	$107	$236	$291

Net income per share:(a)
Basic	$0.41	$0.64	$1.40	$1.74
Diluted	$0.41	$0.64	$1.38	$1.74

Weighted average shares used in computing net income per share:(a)
Basic	169	167	169	167
Diluted	172	167	171	167

(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the three and nine months ended July 31, 2014 is calculated using the shares distributed on November 1, 2014.

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Net income	$70	$107	$236	$291
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax expense of $2, zero, $3 and zero	(7)	9	1	9
Unrealized loss on derivative instruments, net of tax benefit of $1, zero, $2 and zero	(2)	—	(3)	—
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	—	—	(2)	—
Foreign currency translation, net of tax benefit (expense) of zero, $(2), zero and $(2)	(12)	(6)	(46)	(17)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, zero, $10 and zero	7	—	23	—
Change in net prior service benefit, net of tax benefit of $3, zero, $9 and zero	(5)	—	(13)	—
Other comprehensive income (loss)	(19)	3	(40)	(8)
Total comprehensive income	$51	$110	$196	$283

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$810
Accounts receivable, net	313	357
Receivable from Agilent	—	23
Inventory	478	498
Deferred tax assets	73	83
Other current assets	119	79
Total current assets	1,983	1,850
Property, plant and equipment, net	462	470
Goodwill	372	392
Other intangible assets, net	12	18
Long-term investments	70	63
Long-term deferred tax assets	112	163
Other assets	86	94
Total assets	$3,097	$3,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$171	$173
Payable to Agilent	—	125
Employee compensation and benefits	144	167
Deferred revenue	161	175
Income and other taxes payable	56	72
Other accrued liabilities	88	57
Total current liabilities	620	769
Long-term debt	1,099	1,099
Retirement and post-retirement benefits	160	213
Long-term deferred revenue	61	69
Other long-term liabilities	52	131
Total liabilities	1,992	2,281
Commitments and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 169 million shares at July 31, 2015 and 167 million shares at October 31, 2014 issued and outstanding	2	2
Additional paid-in-capital	1,142	1,002
Retained earnings	337	101
Accumulated other comprehensive loss	(376)	(336)
Total stockholders' equity	1,105	769
Total liabilities and equity	$3,097	$3,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net income	$236	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	59
Share-based compensation	49	35
Excess tax benefit from share-based plans	(4)	—
Deferred taxes	15	39
Excess and obsolete inventory related charges	23	26
Other non-cash expenses (income), net	2	(1)
Changes in assets and liabilities:
Accounts receivable	31	20
Inventory	(25)	(40)
Accounts payable	1	(19)
Payment to Agilent, net	(28)	—
Employee compensation and benefits	(18)	(12)
Retirement and post-retirement benefits	(29)	—
Other assets and liabilities	(27)	(36)
Net cash provided by operating activities	295	362

Cash flows from investing activities:
Investments in property, plant and equipment	(66)	(52)
Purchase of investments	(7)	—
Proceeds from sale of investments	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	—	(1)
Other	—	1
Net cash used in investing activities	(72)	(52)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	23	—
Excess tax benefit from share-based plans	4	—
Return of capital to Agilent	(49)	—
Net transfers to Agilent	—	(310)
Net cash used in financing activities	(22)	(310)

Effect of exchange rate movements	(11)	—

Net increase in cash and cash equivalents	190	—
Cash and cash equivalents at beginning of period	810	—
Cash and cash equivalents at end of period	$1,000	$—

Cash paid during the period for:
Interest	$24	$—
Income taxes, net of refunds	$35	$—

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

Basis of Presentation. We have prepared the accompanying financial statements for the three and nine months ended July 31, 2015 and 2014 pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.

Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. For the three and nine months ended July 31, 2014, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

Following the Capitalization, the consolidated financial statements include the accounts of the company and our subsidiaries. For the first half of fiscal 2015, Agilent provided some services on a transitional basis for a fee, which were partially offset by other income from Keysight services provided to Agilent. These services were received or provided under a transition services agreement. The net costs associated with the transition services agreement were not materially different than the historical costs that were allocated to us related to these same services.

We recognized non-recurring separation and related costs of $3 million and $15 million for the three and nine months ended July 31, 2015, respectively, and $26 million and $51 million for the three and nine months ended July 31, 2014, respectively, including branding, legal, accounting and other advisory fees and other costs to separate and transition from Agilent, which were principally classified in selling, general and administrative expenses.

In the opinion of management, the accompanying condensed combined and consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of July 31, 2015 and October 31, 2014, condensed combined and consolidated statement of comprehensive income for the three and nine months ended July 31, 2015 and 2014, condensed combined and consolidated statement of operations for the three and nine months ended July 31, 2015 and 2014, and condensed combined and consolidated statement of cash flows for the nine months ended July 31, 2015 and 2014.

The preparation of condensed combined and consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Agilent prior to the separation, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.

Investments. In June 2015, we purchased $7 million of preferred stock of a privately held radio frequency microstructure company. We are accounting for this investment using the cost method.

Reclassifications. Other operating expense (income), net for the nine months ended July 31, 2015 includes $11 million of miscellaneous income and expense that was previously classified as other income (expense), net in the condensed combined and consolidated statement of operations, primarily representing rental income, as management believes this is more appropriately classified within our operating results. Of the $11 million, $6 million and 5 million was recognized in the three months ended January 31, 2015 and April 30, 2015, respectively. This change had no effect on reported net income for any period presented.

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the impact of adopting this guidance to our combined and consolidated financial statements.

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

In August 2014, the FASB issued guidance related to the disclosures around going concern. The standard provided guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.

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

In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory. The standard requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance under which inventory must be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our combined and consolidated financial statements upon adoption.

3.    TRANSACTIONS WITH AGILENT

Prior to the Separation, we were the Electronic Measurement segment of Agilent. After the Capitalization and prior to November 1, 2014, our transactions with Agilent were considered related party transactions since Agilent owned 100% of our outstanding common stock.

For the three and nine months ended July 31, 2015 and 2014, the amount of materials and services sold by us to other Agilent businesses was immaterial, and we did not purchase any materials from the other Agilent businesses.

Allocated Costs

The condensed combined and consolidated statement of operations for the three and nine months ended July 31, 2014 included our direct expenses for cost of products and services sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Agilent to us. These allocated expenses include costs of information technology, accounting and legal services, real estate and facilities, corporate advertising, insurance services, treasury and other corporate and infrastructure services and costs for central research and development efforts. In addition, other costs allocated to us included restructuring costs, share-based compensation expense and retirement plan expenses related to Agilent’s corporate and shared services employees and are included in the table below. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. These costs were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other measures.

Allocated costs included in the accompanying condensed combined and consolidated statement of operations are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)		(in millions)
Cost of products and services	$—	$25	$—	$73
Research and development	—	11	—	33
Selling, general and administrative	—	78	—	217
Other (income) expense, net	—	(1)	—	(2)
Total allocated costs	$—	$113	$—	$321

Receivable from and Payable to Agilent

The payable to Agilent was reduced by $25 million during the first quarter of fiscal 2015 as a result of finalization of discussions with Agilent as provided in the separation and distribution agreement. This adjustment was reflected as an increase in additional paid-in-capital in the condensed consolidated balance sheet. The remaining receivables from and payables to Agilent were settled as of July 31, 2015.

4.     SHARE-BASED COMPENSATION

Keysight accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards, restricted stock units ("RSUs"), employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) and performance share awards granted to selected members of our senior management under the Long-Term Performance (“LTP”) Program based on estimated fair values.

Prior to the Separation, Keysight employees participated in Agilent’s equity plans. Upon the Separation, outstanding Keysight employee stock options, RSUs and LTP Program awards previously issued under Agilent’s equity plans were adjusted and converted into new Keysight stock-based awards under the Keysight 2014 Equity and Incentive Compensation Plan using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation. These adjusted awards retained the vesting schedule and expiration date of the original awards.

The impact of share-based compensation on our results was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Cost of products and services	$2	$2	$10	$9
Research and development	2	2	8	6
Selling, general and administrative	3	5	31	21
Total share-based compensation expense	$7	$9	$49	$36

At July 31, 2015 and October 31, 2014, there was no share-based compensation capitalized within inventory. For the three and nine months ended July 31, 2015, the windfall tax benefit realized from exercised stock options and similar awards was zero and $3 million, respectively. For the three and nine months ended July 31, 2014, the windfall tax benefit realized from exercised stock options and similar awards was zero. The expense for the three and nine months ended July 31, 2015 includes expense of $1 million and $16 million, respectively, related to special inaugural RSU awards. These awards will vest over three years from the date of grant.

The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Stock Option Plans:
Weighted average risk-free interest rate	—	1.7%	1.6%	1.7%
Dividend yield	—	1%	—%	1%
Weighted average volatility	—	38%	31%	39%
Expected life	—	5.8 years	4.9 years	5.8 years
LTP Program:
Volatility of Keysight shares	26%	NA	26%	NA
Volatility of selected peer-company shares	17%-67%	NA	17%-67%	NA
Price-wise correlation with selected peers	38%	NA	38%	NA

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

As of November 1, 2014, Agilent’s fiscal 2013 LTP Program grants to Keysight executives are classified as liability awards in our condensed combined and consolidated financial statements as the payout of Keysight shares is dependent upon Agilent Total Shareholder Return (“TSR”) as compared to its peer companies at the end of fiscal 2015. The mark-to-market adjustment resulted in gains of $3 million and $2 million for the three and nine months ended July 31, 2015, respectively.

For the three months ended July 31, 2015, no stock option awards were granted. For the nine months ended July 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. For the three and nine months ended July 31, 2014, we used the historical volatility of Agilent stock to estimate the volatility for stock option awards. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

5.     INCOME TAXES

Our combined and consolidated financial statements for periods prior to November 1, 2014 reflect the calculation of certain deferred tax assets and deferred tax liabilities based on a separate return methodology. Subsequent to the Separation, we are filing tax returns on our own behalf and certain current and non-current deferred tax assets and deferred tax liabilities have been adjusted to reflect our stand-alone income tax positions. As of the Separation date, as a result of no longer reporting under the separate return methodology, current and non-current deferred tax assets decreased by approximately $5 million and $46 million, respectively. The net decrease in non-current deferred tax assets of $46 million was primarily due to the decrease in the deferred tax assets related to tax attributes of $83 million offset by a decrease in the deferred tax liability related to foreign unremitted earnings of approximately $53 million.

As of July 31, 2015, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements.

The company’s effective tax rate was 19 percent and 17.7 percent for the three and nine months ended July 31, 2015, respectively. The company's effective tax rate was 12.3 percent and 14.9 percent for the three and nine months ended July 31, 2014, respectively. Income tax expense was $17 million and $51 million for the three and nine months ended July 31, 2015, respectively. Income tax expense was $15 million and $51 million for the three and nine months ended July 31, 2014, respectively.

The income tax provision for the three and nine months ended July 31, 2015 included a net discrete expense of $0.3 million and a net discrete benefit of $7 million, respectively. The income tax provision for the three and nine months ended July 31, 2014 included a net discrete expense of $6 million and $18 million, respectively, primarily due to the recognition of tax expense related to the repatriation of previously unasserted earnings to the U.S., offset somewhat by the settlement of an IRS audit in the U.S.

Keysight enjoys tax incentives in several jurisdictions, most notably in Singapore. The tax incentives provide lower rates of taxation on certain classes of income and require that certain conditions be met, including thresholds of employment, ownership of certain assets as well as specific type of investment activities within Singapore. As a result of the Singapore tax rate incentive that was granted during the quarter ended April 30, 2015, the income tax provision for the nine months period ended July 31, 2015 decreased by $31 million, resulting in a net income per share (diluted) benefit of approximately $0.18 per share for the nine months ended July 31, 2015. Further, the discrete impact to the tax provision was a decrease of $6 million, resulting in a net income per share (diluted) benefit of approximately $0.03 per share related to the fiscal 2014 impact. The Singapore tax incentive is due for renewal in fiscal 2024.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2005. We do not believe it is reasonably possible that a material change to our unrecognized tax benefits will occur in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Numerator:
Net income	$70	$107	$236	$291
Denominator:
Basic weighted-average shares(a)	169	167	169	167
Potential common shares— stock options and other employee stock plans	3	—	2	—
Diluted weighted-average shares(a)	172	167	171	167

(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the three and nine months ended July 31, 2014 is calculated using the shares distributed on November 1, 2014.

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2015, no options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three and nine months ended July 31, 2015, we excluded 122,900 and 56,400 shares, respectively.

7. INVENTORY

	July 31, 2015	October 31, 2014
	(in millions)
Finished goods	$224	$219
Purchased parts and fabricated assemblies	254	279
Total Inventory	$478	$498

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2015:

	Measurement Solutions	Customer Support and Services	Total

Goodwill as of October 31, 2014	$337	$55	$392
Foreign currency translation impact	(17)	(3)	(20)
Goodwill as of July 31, 2015	$320	$52	$372

The components of other intangible assets as of July 31, 2015 and October 31, 2014 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Developed technology	$125	$114	$11
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	25	7
Total	$162	$144	$18
As of July 31, 2015:
Developed technology	$125	$118	$7
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	27	5
Total	$162	$150	$12

During the nine months ended July 31, 2015, we recorded no additions to goodwill or other intangible assets. During the nine months ended July 31, 2015, there was no impact to other intangible assets due to foreign exchange translation.

Amortization of other intangible assets was $2 million and $6 million for the three and nine months ended July 31, 2015 and 2014, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $2 million for the remainder of 2015, $6 million for 2016, $3 million for 2017, $1 million for 2018, and zero thereafter.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2015 were as follows:

		Fair Value Measurement at July 31, 2015 Using
	July 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$849	$849	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	13	13	—	—
Available-for-sale investments	38	38	—	—
Total assets measured at fair value	$904	$900	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—
Long-term
Deferred compensation liability	13	—	13	—
Total liabilities measured at fair value	$20	$—	$20	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$634	$634	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	13	13	—	—
Available-for-sale investments	35	35	—	—
Total assets measured at fair value	$691	$682	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—
Long-term
Deferred compensation liability	13	—	13	—
Total liabilities measured at fair value	$16	$—	$16	$—

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of products in the condensed combined and consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed combined and consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net over the life of the option contract. Ineffectiveness in the three and nine months ended July 31, 2015 and 2014 was not significant.

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

In connection with the acquisition of Anite plc ("Anite"), which was announced in the current fiscal quarter and closed on August 13, 2015 (see Note 17, "Subsequent events"), Keysight entered into foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in British Pound ("GBP") currency. The aggregate notional amount of the currencies hedged was $608 million as of July 31, 2015. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting unrealized loss on outstanding contracts was $1 million and was recorded in other income (expense) in the condensed consolidated statement of operations in the three and nine months ended July 31, 2015.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2015 was $6 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2015.

There were 79 foreign exchange forward contracts open as of July 31, 2015 that were designated as cash flow hedges. There were 63 foreign exchange forward contracts open as of July 31, 2015 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2015 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$—	$63
British Pound	—	—	649
Singapore Dollar	13	—	(2)
Malaysian Ringgit	82	—	(1)
Japanese Yen	(93)	—	2
Other	(2)	—	13
Totals	$—	$—	$724

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2015 and October 31, 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2015	October 31, 2014	Balance Sheet Location	July 31, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$7	Other accrued liabilities	$5	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	—	2	Other accrued liabilities	2	2
Total derivatives	$4	$9		$7	$3

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed combined and consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)		(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(3)	$—	$(5)	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of products	$—	$—	$2	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(1)	$—	$(5)	$—

The estimated amount of existing net loss at July 31, 2015 expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $2 million.

11.	RESTRUCTURING

We initiated a targeted workforce reduction program in July 2015 that is expected to reduce Keysight's total headcount by approximately 85 regular employees, representing approximately 1 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. This is a targeted workforce management program designed to restructure our operations and cost structure for optimization of resources and cost savings.

We also announced a Pre-Retirement Notification program for retirement-eligible employees to provide early notice of their planned retirement in return for severance benefits. The program is entirely voluntary and can be initiated only by an employee. Approximately 160 employees of our total workforce opted for early retirement under this program as of July 31, 2015.

When completed, the restructuring programs are expected to result in operational savings and efficiency while maintaining our focus on growing the business. We expect to complete a majority of these actions by the end of first quarter of fiscal year 2016.

A summary of balances and restructuring activity is shown in the table below:

	Workforce reduction	U.S. Pre-retirement Plan
	(in millions)
Balance as of October 31, 2014	$1	$—
Income statement expense	8	4
Cash payments	(2)	(2)
Balance as of July 31, 2015	$7	$2

The restructuring accrual of $7 million at July 31, 2015 relating to workforce reduction are recorded in other accrued liabilities, and $2 million related to the Pre-Retirement Notification program is included in employee compensation and benefits in the condensed consolidated balance sheet.

A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Cost of products and services	3	—	3	(1)
Research and development	1	—	1	(1)
Selling, general and administrative	7	—	8	(1)
Total restructuring and other related costs	11	—	12	(3)

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2015 and 2014, our net pension and post-retirement benefit costs were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended July 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$5	$—	$4	$—	$—	$—
Interest cost on benefit obligation	5	—	10	—	2	—
Expected return on plan assets	(9)	—	(18)	—	(4)	—
Amortization:
Net actuarial losses	1	—	8	—	3	—
Prior service credit	(2)	—	(1)	—	(5)	—
Allocated benefit cost (benefit) from Agilent	—	1	—	3	—	(3)
Total periodic benefit cost (benefit)	$—	$1	$3	$3	$(4)	$(3)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended July 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$16	$—	$13	$—	$1	$—
Interest cost on benefit obligation	15	—	31	—	6	—
Expected return on plan assets	(28)	—	(55)	—	(11)	—
Amortization:
Net actuarial losses	3	—	22	—	9	—
Prior service credit	(5)	—	(1)	—	(16)	—
Allocated benefit cost (benefit) from Agilent	—	3	—	9	—	(9)
Total periodic benefit cost (benefit)	$1	$3	$10	$9	$(11)	$(9)

We did not contribute to our U.S. Defined Benefit Plans during the three and nine months ended July 31, 2015. Agilent contributed zero and $15 million to the U.S. Defined Benefit Plans on our behalf for the three and nine months ended July 31, 2014, respectively. There were no contributions made to the U.S. Post-Retirement Benefit Plan during the three and nine months ended July 31, 2015 and 2014. We contributed $10 million and $35 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2015, respectively. Contributions of $12 million and $32 million to the Non-U.S. Defined Benefit Plans were made by Agilent on our behalf for the three and nine months ended July 31, 2014, respectively.

We do not expect to contribute to our U.S. Defined Benefit Plans during the remainder of 2015, and we expect to contribute $10 million to our Non-U.S. Defined Benefit Plans during the remainder of 2015.

Employees hired on or after August 1, 2015 are not eligible to participate in the U.S. Defined Benefit Plans or the U.S. Post-Retirement Benefit Plan. We provide matching contributions to these employees under the Keysight Technologies, Inc. 401(k) Plan up to a maximum of 6 percent of the employee's annual eligible compensation.

13. COMMITMENTS AND CONTINGENCIES

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

	Nine Months Ended
	July 31,
	2015	2014
	(in millions)
Beginning balance as of November 1	$51	$38
Accruals for warranties including change in estimate	26	34
Settlements made during the period	(23)	(24)
Ending balance as of July 31	$54	$48

Accruals for warranties due within one year	$42	$30
Accruals for warranties due after one year	12	18
Ending balance as of July 31	$54	$48

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

14. DEBT

Short-Term Debt

Credit Facility

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2015, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the nine months ended July 31, 2015.

Long-Term Debt

The following table summarizes the components of our long-term debt:

	July 31, 2015	October 31, 2014
	(in millions)
3.30% Senior Notes due 2019	$499	$499
4.55% Senior Notes due 2024	600	600
Total	$1,099	$1,099

The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes, detailed in the table above, in the nine months ended July 31, 2015 as compared to the senior notes described in our Annual Report on Form 10-K for fiscal year ended October 31, 2014.

As of July 31, 2015 and October 31, 2014, we had $17 million and $13 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was below the carrying value by approximately $20 million as of July 31, 2015 and exceeded the carrying value by approximately $1 million as of October 31, 2014.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2015 and 2014 were as follows:

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2015	$24	$(28)	$(428)	$75	$—	$(357)
Other comprehensive income (loss) before reclassifications	(5)	(12)	—	—	(3)	(20)
Amounts reclassified out of accumulated other comprehensive loss	—	—	11	(8)	—	3
Tax (expense) benefit	(2)	—	(4)	3	1	(2)
Other comprehensive income (loss)	(7)	(12)	7	(5)	(2)	(19)
As of July 31, 2015	$17	$(40)	$(421)	$70	$(2)	$(376)

As of October 31, 2014	$16	$6	$(444)	$83	$3	$(336)
Other comprehensive income (loss) before reclassifications	4	(46)	—	—	(5)	(47)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	(22)	(2)	9
Tax (expense) benefit	(3)	—	(10)	9	2	(2)
Other comprehensive income (loss)	1	(46)	23	(13)	(5)	(40)
As of July 31, 2015	$17	$(40)	$(421)	$70	$(2)	$(376)

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2014	$5	$15	$—	$—	$—	$20
Other comprehensive income before reclassifications	9	(4)	—	—	—	5
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—	—	—
Tax expense	—	(2)	—	—	—	(2)
Other comprehensive income	9	(6)	—	—	—	3
As of July 31, 2014	$14	$9	$—	$—	$—	$23

As of October 31, 2013	$5	$26	$—	$—	$—	$31
Other comprehensive loss before reclassifications	9	(15)	—	—	—	(6)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—	—	—
Tax (expense) benefit	—	(2)	—	—	—	(2)
Other comprehensive loss	9	(17)	—	—	—	(8)
As of July 31, 2014	$14	$9	$—	$—	$—	$23

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)		(in millions)
Unrealized gain on derivatives	$—	$—	$2	$—	Cost of products
	—	—	—	—	Provision for income taxes
	—	—	2	—	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(11)	—	(33)	—
Prior service benefit	8	—	22	—
	(3)	—	(11)	—	Total before income tax
	1	—	1	—	Provision for income taxes
	(2)	—	(10)	—	Net of income tax

Total reclassifications for the period	$(2)	$—	$(8)	$—

An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12, "Retirement Plans and Post Retirement Pension Plans").

16. SEGMENT INFORMATION

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

The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily in conformity with GAAP. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

The profitability of each of the segments is measured after excluding restructuring-related charges, share-based compensation expense, investment gains and losses, interest expense, acquisition and integration costs, separation-related costs, amortization of intangibles and other items as noted in the reconciliations below.

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Three Months Ended July 31, 2015:
Total net revenue	$564	$101	$665
Segment income from operations	$104	$20	$124
Three Months Ended July 31, 2014:
Total net revenue	$656	$101	$757
Segment income from operations	$133	$25	$158

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Nine Months Ended July 31, 2015:
Total net revenue	$1,808	$298	$2,106
Segment income from operations	$350	$52	$402
Nine Months Ended July 31, 2014:
Total net revenue	$1,870	$301	$2,171
Segment income from operations	$363	$70	$433

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)		(in millions)
Total reportable segments' income from operations	$124	$158	$402	$433
Share-based compensation expense	(7)	(9)	(49)	(36)
Restructuring-related costs	(10)	—	(10)	3
Asset impairment	(1)	—	(3)	—
Transformational programs	—	—	—	(1)
Amortization of intangibles	(2)	(2)	(6)	(6)
Acquisition and integration costs	(3)	—	(3)	(1)
Separation and related costs	(3)	(26)	(15)	(51)
Other	—	—	—	(2)
Interest income	—	—	1	—
Interest expense	(12)	—	(35)	—
Other income (expense), net	1	1	5	3
Income before taxes, as reported	$87	$122	$287	$342

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments, long-term and other receivables and other assets.

	Measurement Solutions	Customer Support and Services	Total
	(in millions)
Assets:
As of July 31, 2015	$1,784	$245	$2,029
As of October 31, 2014	$1,740	$236	$1,976

17. SUBSEQUENT EVENTS

Singapore tax incentive. On August 6, 2015, the Singapore Minister of Finance’s ministerial order was gazetted, which officially sanctioned a waiver under Section 19B(2A)(a) of the Income Tax Act dated July 25, 2014 and an exemption under Section 19B(10A) of the Income Tax Act dated October 1, 2014 allowing us to claim amortization in Singapore of approximately $4.4 billion of intellectual property that we acquired from Agilent. The waiver and exemption is retroactive to August 1, 2014 and will result in a deferred tax asset and an income tax benefit of approximately $186 million to $208 million, net of uncertain tax benefits, which will be recorded during the fiscal quarter ended October 31, 2015.

Acquisition of Anite. On August 13, 2015, we acquired all of the outstanding common stock of Anite for approximately $600 million in cash. Anite is a U.K.-based global company with strong software expertise and a leading supplier of wireless test solutions. This acquisition expands our solutions offering in wireless research and development design and test, coupling Keysight's expertise in helping customers design and test hardware, we can now provide customers with comprehensive wireless solutions. Anite also has a Network Test business that brings innovative solutions that help deliver an outstanding experience for mobile users in the network. The initial accounting for the business combination is currently being completed and will be included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Agilent’s consolidated financial statements and accounting records. For the three and nine months ended July 31, 2014, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

Following the Capitalization, the consolidated financial statements include the accounts of the company and our subsidiaries. For the first half of fiscal year 2015, Agilent provided some services on a transitional basis for a fee, which were partially offset by other operating income from Keysight services provided to Agilent. These services were received or provided under a transition services agreement. The net costs associated with the transition services agreement were not materially different than the historical costs that were allocated to us related to these same services.

We are incurring other incremental costs as an independent, publicly traded company as compared to the costs historically allocated to us by Agilent. These incremental costs are estimated to be approximately $20 million on an annual pre-tax basis. In addition, for the three and nine months ended July 31, 2015, we recognized non-recurring separation and related costs of $3 million and $15 million, respectively, and for the three and nine months ended July 31, 2014, we recognized non-recurring separation and related costs of $26 million and $51 million, respectively. We expect to recognize additional non-recurring separation costs, which are currently estimated to range from $12 million to $17 million through fiscal 2016. These costs are expected to include, among other things, branding, legal, accounting and other advisory fees and other costs to separate and transition from Agilent.

Reclassifications. Other operating expense (income), net for the nine months ended July 31, 2015 includes $11 million of miscellaneous income and expense that was previously classified as other income (expense), net in the condensed combined and consolidated statement of operations, primarily representing rental income, as management believes this is more appropriately classified within our operating results. Of the $11 million, $6 million and $5 million was recognized in the three months ended January 31, 2015 and April 30, 2015, respectively. This change had no effect on reported net income for any period presented.

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

Total orders for the three months ended July 31, 2015 decreased 5 percent compared to the same period last year and decreased 1 percent, excluding the impact of currency fluctuations. Order decreases in communications and aerospace and defense test markets were partially offset by growth in industrial, computer and semiconductor test markets. Orders for the nine months ended July 31, 2015 decreased 6 percent compared to the same period last year and decreased 3 percent, excluding the impact of currency fluctuations. Orders declined for all market segments.

Net revenue of $665 million and $2,106 million for the three and nine months ended July 31, 2015 decreased 12 percent and 3 percent, respectively, compared to the same periods last year and decreased 8 percent and remained flat, respectively, excluding the impact of currency fluctuations.

Net income for the three and nine months ended July 31, 2015 was $70 million and $236 million, respectively, compared to $107 million and $291 million, respectively, for the corresponding periods last year.

We initiated a targeted workforce reduction program in July 2015 that is expected to reduce Keysight's total headcount by approximately 85 regular employees, representing approximately 1 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. This is a targeted workforce management program designed to restructure our operations and cost structure for optimization of resources and cost savings. In the current quarter we recognized $8 million associated with the headcount reductions. As of July 31, 2015, approximately 30 employees have left and $1 million was paid under the above actions.

We also announced a Pre-Retirement Notification program for retirement-eligible employees to provide early notice of their planned retirement in return for severance benefits. The program is entirely voluntary and can be initiated only by an employee. Approximately 160 employees of our total workforce opted for early retirement under this program as of July 31, 2015. In the current quarter we recognized $3 million associated with the headcount reductions and paid $2 million severance under this program.

When completed, these programs are expected to result in operational efficiency and net annual savings of approximately $18 million, while maintaining our focus on growing the business. We expect to complete a majority of these actions by the end of first quarter of fiscal year 2016.

Looking forward, we believe the long-term growth rate of our markets is 2 to 3 percent, although current macroeconomic indicators remain mixed. We intend to leverage our unique formula of hardware plus software plus people to create value for our customers and shareholders. Our focus is on delivering value through innovative electronic design and test solutions as well as improving our operational efficiency as an independent company.

We accelerated our efforts in both wireless communications and software by acquiring Anite in August 2015. This acquisition expands our solutions offering in wireless communications design and test, specifically into the software layer for design and validation and provides an adjacent market opportunity in Network Test.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our condensed combined and consolidated statement of operations. We do experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed combined and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

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

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
	(in millions)
Orders	$685	$722	$2,073	$2,203	(5)%	(6)%
Net revenue:
Products	$557	$643	$1,783	$1,833	(13)%	(3)%
Services and other	108	114	323	338	(5)%	(4)%
Total net revenue	$665	$757	$2,106	$2,171	(12)%	(3)%

Orders

The following table provides the percent change in orders for the three and nine months ended July 31, 2015 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended		Nine Months Ended
	July 31, 2015		July 31, 2015
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	1%	2%	—%	—%
Europe	(3)%	7%	(12)%	(5)%
Japan	(12)%	3%	(6)%	7%
Asia Pacific ex-Japan	(10)%	(9)%	(8)%	(8)%
Total orders	(5)%	(1)%	(6)%	(3)%

Total orders for the three and nine months ended July 31, 2015 decreased 5 percent and 6 percent, respectively, compared to the same periods last year. For the three months ended July 31, 2015, order decreases in communications and aerospace and defense test markets were partially offset by growth in industrial, computer and semiconductors test markets. For the nine months ended July 31, 2015, orders declined for all three market segments.

Net Revenue

The following table provides the percent change in net revenue for the three and nine months ended July 31, 2015 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended		Nine Months Ended
	July 31, 2015		July 31, 2015
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	(11)%	(11)%	7%	7%
Europe	(14)%	(5)%	(8)%	(1)%
Japan	(1)%	14%	(5)%	7%
Asia Pacific ex-Japan	(15)%	(14)%	(9)%	(8)%
Total net revenue	(12)%	(8)%	(3)%	—%

Net revenue of $665 million and $2,106 million for the three and nine months ended July 31, 2015, respectively, decreased 12 percent and 3 percent, when compared to the same periods last year. For the three months ended July 31, 2015, revenue from the Americas declined 11 percent, with declines in aerospace and defense and communications, partially offset by growth in industrial, computer and semiconductors test markets. Asia Pacific excluding Japan declined 15 percent, with declines in all market segments. Europe declined 14 percent, with declines in the aerospace and defense and communications markets, partially offset by growth in industrial, computer and semiconductors test market segments. Japan declined 1 percent, with declines in industrial, computer and semiconductors and aerospace and defense test markets, partially offset by growth in the communications test market. For the nine months ended July 31, 2015, revenue from the Americas increased 7 percent, with growth in aerospace and defense and industrial, computer and semiconductors test, partially offset by decline in the communications test market. Asia Pacific excluding Japan declined 9 percent, with declines in industrial, computer and semiconductors and communications test markets, partially offset by growth in the aerospace and defense test market. Europe declined 8 percent, with declines in aerospace and defense and communications test markets, partially offset by growth in industrial, computer and semiconductors test markets. Japan declined 5 percent, with declines in industrial, computer and semiconductors and aerospace and defense test markets, partially offset with growth in the communications test market.

Communications test revenue, representing approximately one-third of our total revenue for the three and nine months ended July 31, 2015, declined year-over-year with decreases in wireless manufacturing and wireless R&D, partially offset with growth in broadband communications. The decrease in wireless manufacturing reflects the difficult compares to last year’s strength in 4G base station/infrastructure manufacturing for China. Weakness in the smartphone/device manufacturing segment also continued. Wireless R&D declined year-over-year with reduced spending by wireless chipset developers.

Aerospace and defense test revenue, representing approximately 23 percent of our total revenue for the three months ended July 31, 2015, declined due to continued weakness in overseas markets and a difficult year-over-year comparison in the U.S. For the nine months ended July 31, 2015, aerospace and defense test revenue, representing approximately 23 percent of our total revenue, grew year-over-year, with strength in Americas supported by modest growth in Asia Pacific excluding Japan, partially offset by declines in Europe and Japan.

Industrial, computer and semiconductor test revenue, representing approximately 44 percent of our total revenue for the three months ended July 31, 2015, declined year-over-year. Declines in Japan and Asia Pacific excluding Japan were partially offset by growth in the Americas and Europe. For the nine months ended July 31, 2015, industrial, computer and semiconductor test revenue, representing approximately 44 percent of our total revenue, saw modest growth year-over year with strength across the Americas and Europe, partially offset by weakness in Asia Pacific.

Costs and Expenses

	Three Months Ended		Nine Months Ended		Year over year change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
Total gross margin	55.6%	54.7%	55.5%	55.3%	1 ppt	— ppt
Operating margin	15.0%	16.0%	15.2%	15.6%	(1) ppt	— ppt

in millions
Research and development	$90	$91	$282	$270	—%	4%
Selling, general and administrative	$183	$202	$581	$592	(10)%	(2)%
Other operating expense (income), net	$(3)	$—	$(14)	$—	—%	—%

Gross margin increased 1 percentage point and was flat for the three and nine months ended July 31, 2015, respectively, compared to the same periods last year. For the three months ended July 31, 2015, gross margin was positively impacted by favorable mix, disciplined price management, lower inventory charges, lower than expected US benefits expenses and lower trading expenses. For the nine months ended July 31, 2015, gross margin was flat primarily due to lower depreciation, warranty, inventory charges and manufacturing variances, offset by infrastructure charges.

Research and development expense was flat for the three months ended July 31, 2015, compared to the same period last year, primarily due to favorable people cost driven by lower than expected US benefits expense and favorable impact of currency movements offset by investments in research and development programs. Research and development expense increased 4 percent for the nine months ended July 31, 2015 compared to the same period last year, primarily due to an increase in people-related costs and investments in research and development programs, partially offset by the favorable impact of currency movements. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses decreased 10 percent and 2 percent for the three and nine months ended July 31, 2015, respectively, compared to the same periods last year. For the three months ended July 31, 2015, decreases were primarily driven by lower separation costs and favorable impact of currency movements, focused short-term cost reduction plans and lower than expected US benefit expenses, partially offset by infrastructure related costs, restructuring and expenses related to acquisition activities. For the nine months ended July 31, 2015, decreases were primarily driven by lower separation costs and favorable impact of currency movements, partially offset by increases in share-based compensation, restructuring programs and acquisition related expenses.

Other operating expense (income), net for the three months and nine months ended July 31, 2015 includes income of $3 million and $14 million, respectively, and primarily represents rental income.

Operating margin for the three months ended July 31, 2015 decreased 1 percentage point compared to the same period last year on lower revenue, partially offset by decreases in other operating expenses. Operating margin remained flat for the nine months ended July 31, 2015 when compared to the same period last year on lower revenue and flat gross margin, increase in research and development expenses, offset by decreases in selling, general and administration expenses.

At July 31, 2015, our headcount was approximately 9,700 as compared to approximately 9,500 at July 31, 2014.

Interest Expense

Interest expense for the three and nine months ended July 31, 2015 was $12 million and $35 million, respectively, as compared to zero for both comparable periods last year, and relates to interest on our senior notes issued in October 2014.

Income Taxes

Our combined and consolidated financial statements for periods prior to November 1, 2014 reflect the calculation of certain deferred tax assets and deferred tax liabilities based on a separate return methodology. Subsequent to the Separation, we are filing tax returns on our own behalf and certain current and non-current deferred tax assets and deferred tax liabilities have been adjusted to reflect our stand-alone income tax positions. As of the Separation date, as a result of no longer reporting under the separate return methodology, current and non-current deferred tax assets decreased by approximately $5 million and $46 million, respectively. The net decrease in non-current deferred tax assets of $46 million was primarily due to the decrease in the deferred tax assets related to tax attributes of $83 million offset by a decrease in the deferred tax liability related to foreign unremitted earnings of approximately $53 million.

As of July 31, 2015, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements.

The company’s effective tax rate was 19 percent and 17.7 percent for the three and nine months ended July 31, 2015, respectively. The company's effective tax rate was 12.3 percent and 14.9 percent for the three and nine months ended July 31, 2014, respectively. Income tax expense was $17 million and $51 million for the three and nine months ended July 31, 2015, respectively. Income tax expense was $15 million and $51 million for the three and nine months ended July 31, 2014, respectively.

The income tax provision for the three and nine months ended July 31, 2015 included a net discrete expense of $0.3 million and a net discrete benefit of $7 million, respectively. The income tax provision for the three and nine months ended July 31, 2014 included a net discrete expense of $6 million and $18 million, respectively, primarily due to the recognition of tax expense related to the repatriation of previously unasserted earnings to the U.S., offset somewhat by the settlement of an IRS audit in the U.S.

Keysight enjoys tax incentives in several jurisdictions, most notably in Singapore. The tax incentives provide lower rates of taxation on certain classes of income and require that certain conditions be met, including thresholds of employment, ownership of certain assets as well as specific type of investment activities within Singapore. As a result of the Singapore tax rate incentive that was granted during the quarter ended April 30, 2015, the income tax provision for the nine months period ended July 31, 2015 decreased by $31 million, resulting in a net income per share (diluted) benefit of approximately $0.18 per share for the nine months ended July 31, 2015. Further, the discrete impact to the tax provision was a decrease of $6 million, resulting in a net income per share (diluted) benefit of approximately $0.03 per share related to the fiscal 2014 impact. The Singapore tax incentive is due for renewal in fiscal 2024.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2005. We do not believe it is reasonably possible that a material change to our unrecognized tax benefits will occur in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement.

At July 31, 2015, our estimate of annual effective tax rate is 20.1 percent excluding discrete items and 17.7 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the impact of permanent differences, reserves for uncertain tax positions, the mix of earnings in non-U.S. jurisdictions taxed at lower rates and our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. However, the regulations continue to retain the requirement to include stock-based compensation. Also, there is uncertainty related to the

IRS response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the company. As such, no impact has been recorded at this time. We will continue to monitor developments related to this opinion and the potential impact of those developments on our current and prior fiscal years.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
	(in millions)		(in millions)
Net revenue	$564	$656	$1,808	$1,870	(14)%	(3)%

Measurement solutions revenue for the three and nine months ended July 31, 2015 decreased 14 percent and 3 percent, respectively, when compared to the same periods last year, decreasing 11 percent and remaining flat, respectively, excluding the impact of currency fluctuations. For the three months ended July 31, 2015, there was decline in all three test markets. For the nine months ended July 31, 2015, declines in communications and industrial, computer and semiconductors test markets was partially offset by growth in the aerospace and defense test market.

Looking forward, we expect our fourth fiscal quarter to be seasonally stronger than our third fiscal quarter, which is in line with historical norms, although macroeconomic indicators remain mixed. In addition, we will benefit from the Anite acquisition, which expands our solutions offering in wireless communications design and test, and provides an adjacent market opportunity in Network Test.

Gross Margin and Operating Margin

The following table shows the measurement solutions business' margins, expenses and income from operations for the three and nine months ended July 31, 2015 versus the three and nine months ended July 31, 2014.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
Total gross margin	59.1%	56.9%	58.7%	57.6%	2 ppts	1 ppt
Operating margin	18.4%	20.3%	19.4%	19.4%	(2) ppts	—

in millions
Research and development	$86	$87	$266	$257	(1)%	3%
Selling, general and administrative	$146	$153	$454	$456	(5)%	—%
Other operating expense (income), net	$(3)	$—	$(10)	$—	—%	—%
Income from operations	$104	$133	$350	$363	(22)%	(3)%

Gross margin for the three months ended July 31, 2015 increased 2 percentage points compared to the same period last year primarily due to favorable product mix, disciplined price management, lower inventory charges, lower than expected U.S. benefit expenses and lower trading expenses. Gross margin for the nine months ended July 31, 2015 increased slightly compared to the same period last year primarily due to lower depreciation, warranty, and inventory charges, and favorable currency and manufacturing variances, partially offset by higher infrastructure charges.

For the three and nine months ended July 31, 2015 research and development expense decreased 1 percent and increased 3 percent, respectively, when compared to the same periods last year. Decreases for the three months ended July 31, 2015 were primarily driven by lower than expected US benefit costs and favorable currency movements, partially offset by higher infrastructure-related costs. For the nine months ended July 31, 2015, the increase is primarily driven by additional headcount and related people costs, investments in research and development programs and infrastructure-related costs, partially offset by the favorable impact of currency movements.

Selling, general and administrative expense for the three months ended July 31, 2015 decreased 5 percent compared to the same period last year primarily driven by focused short-term cost reduction plans, lower than expected U.S. benefit expenses and favorable impact of currency movements. Selling, general and administrative expense remained flat for the nine months ended July 31, 2015, driven by lower people-related costs and favorable currency movements, offset by higher infrastructure-related costs and advertising and marketing expenses.

Operating margin for the three and nine months ended July 31, 2015 decreased 2 percentage points and remained flat, respectively, when compared to the same periods last year driven by lower revenue, partially offset by the favorable impact of lower operating expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2015 decreased $29 million and $13 million, respectively, on a corresponding revenue decrease of $92 million and $62 million, respectively, when compared to the same periods last year.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
	(in millions)		(in millions)
Net revenue	$101	$101	$298	$301	—%	(1)%

Customer support and services revenue for the three and nine months ended July 31, 2015 was flat and decreased 1 percent, respectively, when compared to the same periods last year and increased 5 percent and 3 percent, respectively, excluding the impact of currency fluctuations. Growth in calibration services and re-marketing sales of used equipment was partially offset by declines in the equipment repair business due to a reduction in extended warranty revenue as a result of extension of the standard warranty term from one to three years.

Looking forward, while the customer support and services business will be impacted by the same market trends as the measurement solutions business, it is typically less variable as orders and revenue are primarily driven from the existing installed base of previously purchased measurement solutions products and less impacted by economic cycles.

Gross Margin and Operating Margin

The following table shows the customer support and services business' margins, expenses and income from operations for the three and nine months ended July 31, 2015 versus the three and nine months ended July 31, 2014.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three		Nine
	2015	2014	2015	2014	Months		Months
Total gross margin	42.7%	46.4%	42.9%	46.7%	(4	) ppts	(4	) ppts
Operating margin	19.4%	24.4%	17.4%	23.2%	(5	) ppts	(6	) ppts

in millions
Research and development	$1	$2	$7	$7	(29)%		(2)%
Selling, general and administrative	$23	$20	$71	$64	12%		11%
Other operating expense (income), net	$—	$—	$(2)	$—	—%		—%
Income from operations	$20	$25	$52	$70	(21)%		(26)%

Gross margin for the three and nine months ended July 31, 2015 decreased 4 percentage points compared to each of the same periods last year, primarily due to higher infrastructure-related costs as well as an unfavorable service mix.

Research and development expense for customer support and services represents the segment's share of centralized investment. Research and development expenses for the three and nine months ended July 31, 2015 decreased 29 percent and 2 percent, respectively, compared to the same periods last year.

Selling, general and administrative expenses for the three and nine months ended July 31, 2015 increased 12 percent and 11 percent, respectively, when compared to the same periods last year due to higher field selling costs and increases in infrastructure-related costs.
Operating margin for the three and nine months ended July 31, 2015 decreased 5 percentage points and 6 percentage points, respectively, compared to the same periods last year due to reductions in gross margin and increased costs.
Income from Operations

Income from operations for the three and nine months ended July 31, 2015 decreased $5 and $18 million, respectively, on corresponding flat revenue and a decrease of $3 million, respectively, when compared to the same periods last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2015 consisted of cash and cash equivalents of $1,000 million as compared to $810 million as of October 31, 2014.

As of July 31, 2015, approximately $875 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We are in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements, and under the currently existing circumstances, non-current deferred tax liabilities have decreased approximately $53 million, which includes our best estimate of zero for the deferred tax liability related to foreign unremitted earnings. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All significant international locations have access to internal funding through an offshore cashpool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $295 million for the nine months ended July 31, 2015 compared to cash provided of $362 million for the same period in 2014. In the nine months ended July 31, 2015, we paid approximately $50 million under our variable and incentive pay programs. Net cash paid for income taxes and interest was approximately $35 million and $24 million, respectively, in the nine months ended July 31, 2015. In the nine months ended July 31, 2015, we paid the remaining outstanding related party balances of approximately $28 million to Agilent. For the nine months ended July 31, 2015 and 2014, other assets and liabilities used cash of $27 million and $36 million, respectively. The usage of cash in other assets and liabilities was largely the result of changes in prepaid assets, interest on senior notes, mark-to-market of derivatives, and deferred revenue accruals.

In the nine months ended July 31, 2015, accounts receivable provided cash of $31 million compared to cash provided of $20 million for the same period in 2014. Improved collections and a decrease in revenue of approximately 3 percent in the nine months ended July 31, 2015 as compared to the same period in 2014 contributed to the reduction in accounts receivable. Accounts payable provided cash of $1 million for the nine months ended July 31, 2015 compared to cash used of $19 million in the same period in 2014. Cash used to purchase inventory was $25 million for the nine months ended July 31, 2015 compared to cash used of $40 million for the same period in 2014.

For the nine months ended July 31, 2015, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2015. During the same period, we contributed $35 million to our non-U.S. defined benefit plans and we expect to contribute approximately $10 million to our non-U.S. defined benefit plans during the remainder of 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $72 million for the nine months ended July 31, 2015 as compared to net cash used in investing activities of $52 million for the same period last year. Investments in property, plant and equipment were $66 million for the nine months ended July 31, 2015 compared to $52 million in the same period last year. In the nine months ended July 31, 2015, we invested $7 million in preferred stock of a privately held radio frequency microstructure company. We are accounting for this investment using the cost method. We expect that total capital expenditures for the current year will be approximately $95 million.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2015 was $22 million compared to cash used of $310 million for the same period in 2014. Financing activities in the nine months ended July 31, 2015 reflect $23 million of proceeds from issuance of common stock under employee stock option plans and $49 million of cash returned to Agilent in accordance with the separation and distribution agreement. Cash used in financing activities for the nine months ended July 31, 2014 represents cash returned to Agilent.

Credit Facility

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, we entered into an Accession Agreement, increasing the credit facility from $300 million to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2015 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2015.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the nine months ended July 31, 2015 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Other

There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, to our contractual commitments in the first nine months of 2015. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $10 million and $82 million of liabilities related to uncertain tax positions as of July 31, 2015 and October 31, 2014, respectively (See Note 5, "Income Taxes"). We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. There were no material changes during the nine months ended July 31, 2015 to this information reported in the company’s 2014 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
        Although the cash generated in the United States from our operations, including any cash and non-permanently invested earnings repatriated to the United States, is expected to cover our normal operating requirements and debt service requirements, a substantial amount of additional cash may be required for special purposes such as the maturity of our current and future debt obligations, any dividends that may be declared, any future stock repurchase programs and any acquisitions. If we encounter a significant need for liquidity domestically that we cannot fulfill through borrowings, equity offerings or other internal or external sources, the transfer of cash into the United States may incur an overall tax rate higher than our tax rates have been in the past and negatively impact after-tax earnings.
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
        The historical information about the company prior to fiscal year 2015 refers to our business as operated by and integrated with Agilent. Our historical financial information prior to fiscal year 2015 included in this Form 10-Q is derived from the consolidated financial statements and accounting records of Agilent. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

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
        We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution is expected to provide the following benefits, among others:

•	a distinct investment identity allowing investors to evaluate the merits, performance and future prospects of Keysight separately from Agilent;

•	more effective pursuit of each company's distinct operating priorities and strategies;

•	more efficient allocation of capital for Keysight;

•	direct access by Keysight to the capital markets; and

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

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 49 of this report.

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 3, 2015	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 3, 2015	By:	/s/ John C. Skinner
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