Form 10-K
period 2015-10-31
Keysight Technologies, Inc.
filed 2015-12-21
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2015 was approximately $4 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 14, 2015, there were 170,850,543 shares of our common stock outstanding.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 17, 2016 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2015 are incorporated by reference into Part III of this Report.
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
PART I
Item 1.    Business
Overview
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company”), incorporated in Delaware on December 6, 2013, is a measurement company providing core electronic design and test solutions to communications and electronics industries. We provide electronic measurement instruments and systems and related software, software design tools, and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity, application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.
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
After separation, we reorganized our business into two operating segments, the measurement solutions segment and customer support and services segment. The measurement solutions segment consists of businesses that sell hardware and software products including Radio Frequency ("RF"), microwave, digital and other design and test technology solutions. The customer support and services segment consists of businesses that provide repair and calibration services for our customers' installed base of instruments and facilitates the resale of refurbished used equipment.
On August 13, 2015, we acquired all share capital of Anite, for a cash purchase price of $558 million, net of $43 million cash acquired. Anite is a U.K.-based global company with strong software expertise and a leading supplier of wireless test solutions. This acquisition strengthens our wireless software design and test portfolio and its Network Test business expands our served addressable market. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with more comprehensive wireless hardware and software solutions. Anite’s Network Test business will also enable us to provide innovative solutions that help customers deliver an outstanding experience for mobile users in the network. Keysight funded the acquisition using existing cash.

We have a comprehensive sales strategy that uses our direct sales force, distributors, resellers and manufacturer's representatives. The strategy varies based on the size of customer, the complexity of products and geographical coverage. We generated $2.9 billion of net revenue in fiscal year 2015, 2014 and 2013. Of our total net revenue of $2.9 billion for the fiscal year ended October 31, 2015, we generated 35 percent in the United States and 65 percent outside the United States. As of October 31, 2015, we employed approximately 10,250 people worldwide. Our primary research and development and manufacturing sites are in California and Colorado in the United States and outside of the United States in China, Germany, Great Britain, India, Japan, Malaysia, Singapore and Spain.

Net revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2015, 2014 and 2013 are shown in Note 21, "Segment Information," to our combined and consolidated financial statements, which we incorporate by reference herein.
We had approximately 15,500 direct customers for our products and services in fiscal year 2015 and greater than 30,000 customers including indirect channels. No single customer represented a material amount of our net revenue. Many of our customers acquire products and services across both of our segments.
Strategies
With a singular focus on electronic design and test, we help our customers bring breakthrough electronic products to market faster and at a lower cost. Our research and development investments focus on our customers' design and test challenges, from simulation to design validation to manufacturing and optimization. Market and customer opportunities are driven by the need for faster data rates and new form factors, and by evolving technology standards.

•
Invest in new wireless communication measurement solutions. We are investing in the development of new wireless communications test solutions to satisfy the market which is being driven by the explosive growth in mobile data and evolving wireless standards. The acquisition of Anite strengthens our wireless software design and test portfolio and its Network Test business expands our served addressable market.

•
Invest in modular solutions. The market for modular solutions is expected to grow faster than the overall electronic measurement market.  We are investing to leverage our strength in feature-rich instrumentation into a portfolio of modular measurement solutions.

•
Enhance and expand software solutions. An increasing percentage of measurement science and functionality is delivered through software solutions. Our portfolio of software solutions and software productivity tools is extensive and represents a significant corporate asset. We will continue to invest in software development to capitalize on its growth potential.

•
Grow the services business. Services is a new growth initiative with significant potential. Our focus on growing services through multi-vendor calibration and asset management builds upon a strong foundation of repair and calibration services and refurbished used equipment sales.

Strengths
Our Electronic Measurement Business originated in 1939. Our legacy encompasses more than 75 years of innovation, measurement science expertise and deep customer relationships. We do business with most Fortune 1000 companies that are developing electronic products. The following strengths are significant:

Technology Leadership as a Competitive Differentiator: Proprietary software and hardware technologies unavailable on the commercial market and developed by our thirteen R&D centers around the world, enable many Keysight products to deliver the best design and measurement solution capability available for our customers’ engineering requirements. Built on an intellectual property foundation developed over a 30 year period, Keysight’s Electronic Design Automation computer aided design software for radio and microwave frequency designs is the premiere tool used by over two-thirds of the world’s engineers doing design work in this field. Some of Keysight’s hardware technologies are designed and manufactured in our own in-house integrated circuit fabrication facilities which were purpose-built and optimized to deliver unmatched capabilities across the broad portfolio of Keysight instruments. Once developed, these technologies can be deployed into multiple instrument form factors which include the Feature Rich Box or Bench Top instruments, modular instruments and handheld portable instruments. For Keysight, deploying technology across all the instrument form factors provides multiple revenue streams from a single technology investment. The result is that Keysight is recognized as being the product leader in four core engineering instrumentation categories; RF and Microwave Design Simulation software, Network Analyzers, Signal Analyzers, and Signal Sources.
Broad Portfolio of Solutions to Address Customer Needs: We believe we have the broadest portfolio of electronic measurement products in the industry. Our hardware product portfolio spans many technologies, price points and form factors. We address time and frequency domain applications with RF, microwave, high-speed digital and general instrumentation. In addition, we have a broad portfolio of software products including Electronic Design Automation software for RF and high-speed digital design, hundreds of measurement application solutions to help customers make specific measurements quickly and consistently, and software tools for programming. We were recognized in December 2014 with the 2014 Global Frost & Sullivan Award for Market Leadership in Instrumentation Software for capturing the highest market share within the industry. We were recognized in September 2015 with the Global Frost & Sullivan Global Electronics Test Systems in Automotive Price/Performance Value Leadership 2015. We were also recognized with the 2015 Global Frost & Sullivan Award for Growth Excellence Leadership in the digital oscilloscope market in December 2015.

Industry Leading Commitment to Product Quality and Reliability: We believe we have a reputation in the industry for high quality and high reliability electronic measurement instrumentation and software. This reputation for quality is supported by a three-year instrument warranty. Ensuring quality and reliability is an integral part of our new product development processes.
Large Installed Base: We have a large installed base of equipment because of the breadth of our product portfolio and our long history of producing high-performance and high-quality products. This installed base enables a strong and growing Customer Support and Services organization that provides a wide range of calibration and repair services, on both a per incident and contract basis, and provides a significant source of loyal customers for future sales.
Sales Channel with Global Reach: We have a worldwide and comprehensive sales channel. We have experienced management teams and highly technical sales and application engineers in all parts of the world, including a strong local presence in emerging markets. Our sales channel strategy is segmented by customer size, customer location and product characteristics. We deploy a direct sales organization for medium and large targeted accounts, and focus our direct sales efforts on higher performance products that require configuration and application-specific information. Approximately 76 percent of our business comes from customer interactions with our direct sales organization. To ensure broad geographic coverage and wide availability of our general purpose products, we maintain a network of over 600 channel partners to complement our direct sales force.
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
We employed approximately 9,050 people as of October 31, 2015 in our measurement solutions business. This business generated revenue of $2.5 billion in fiscal 2015, 2014 and 2013.
Measurement Solutions Markets
Our electronic design and test solutions serve the following three markets:
Communications Market
We market our electronic design and test solutions to network equipment manufacturers (“NEMs”), wireless device manufacturers, and communications service providers, including the component manufacturers within the supply chain for these customers. Growth in mobile data traffic and increasing complexity in semiconductors and components are drivers of test demand across the communications market.
NEMs manufacture and sell products to facilitate the transmission of voice, data and video traffic. The NEMs’ customers are communications service providers that deploy and operate the networks and services, as well as distribute end‑user subscriber devices, including wireless personal communication devices and set‑top boxes. To meet their customers’ demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each network technology.
Wireless device manufacturers require design and test solutions for the design, development, manufacture and repair of mobile devices. These mobile devices are used for voice, data and video delivery to individuals who connect wirelessly to the service provider’s network. The device manufacturers’ primary customers are large and small service providers and consumers who purchase devices directly from retailers. Wireless device manufacturers require design and test solutions that enable technology development in conformance with the latest communications standards.
Communications service providers require reliable network equipment that enables new service offerings and allows their networks to operate at ever‑increasing capacities. To achieve this, communications service providers require a range of sophisticated test instruments and systems to ensure conformance to communication standards and network requirements and to evaluate network performance.
Component manufacturers design, develop and manufacture electronic components and modules used in network equipment and wireless devices. The component manufacturers require test and measurement products to verify that the performance of their components and modules meets the specifications of their NEM and device customers.
Aerospace and Defense Market
We market our electronic design and test solutions to manufacturers and research facilities within the aerospace and defense industries. This market includes commercial and government customers and their contracted suppliers. The modernizations of satellite, radar and surveillance systems worldwide are drivers of test demand within the aerospace and defense market.
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
Industrial, Computer and Semiconductor Market
We market our electronic design and test solutions to customers with significant electronic content within the industrial, computer and semiconductor test market. These industries design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. Other industrial applications for products include power, energy, medical, research and education.
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
Measurement Solutions Products
Our electronic design and test solutions include RF and microwave instruments, digital instruments and various other general purpose test instruments and targeted test solutions. We offer these products and related software in a variety of form factors, including benchtop, modular and handheld, depending on the specific requirements of the customer application.
RF and Microwave Products
Our RF and microwave test instruments and related software and electronic design automation (“EDA”) software tools are used mainly in wireless and aerospace and defense applications. These products are required for the design and production of wireless network products, communications links, cellular handsets and base stations. RF and microwave test instruments include signal analyzers, signal generators, network analyzers, one box testers and power meters. The recent acquisition of Anite provides the software and hardware tools used to design and test the software portion of wireless devices and test the performance of networks.
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

Software Solutions
Our high-frequency EDA software tools are used to model, simulate and analyze communications product designs at the circuit and system levels. Our measurement application software is an extension of our hardware solutions which enables a wide range of measurement capability used across all end markets to design and manufacture next-generation electronic components and products. The recent acquisition of Anite provides the software tools used to design and test the software portion of wireless devices and test the performance of networks.
Other Products
Our general purpose instruments and related software are used across all of our markets by engineers in research and development laboratories, in manufacturing, for calibration and service; for measuring voltage, current, frequency, signal pulse width, modulation and other complex electronics measurements. Our general purpose products include voltmeters, multimeters, frequency counters, bench and system power supplies, function generators and waveform synthesizers.
Our semiconductor and board test solutions enable customers to develop and test state-of-the-art semiconductors, test printed circuit boards and measure position and distance information to the sub‑nanometer level. We supply parametric test instruments and systems used primarily to examine semiconductor wafers during the manufacturing process. Our in‑circuit test systems help identify quality defects, such as faulty or incorrect parts, that affect electrical performance. Our laser interferometer measurement systems are based on precision optical technology and provide precise position or distance information for dimensional measurements.
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
Our microscopy products are high‑resolution imaging devices that can resolve features as small as an atomic lattice. Our atomic force microscopes and scanning electron microscopes allow researchers to observe and manipulate molecular and atomic level features. Our portfolio provides customers with reliable, easy‑to‑use tools for a wide range of nanotechnology applications, including semiconductor, data storage, polymers, materials science and life science studies.
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
We had approximately 6,600 direct customers for the measurement solutions business in fiscal year 2015. No single customer represented a material amount of our net revenue.
In general, the orders and revenues from many of the electronic measurement markets and product categories are seasonal, traditionally marked by lower business levels in the first and third quarters of the fiscal year and higher volumes in the second and fourth quarters of the fiscal year. The seasonal impact of our business is tempered by broader economic trends and the diversity of our electronic measurement products and customers, which span multiple industries.
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
To complement our direct sales force, we have agreements with channel partners around the world. These partners, including resellers, manufacturer’s representatives and distributors, serve customers across both of our segments and are expected to provide the same level of service and support as our direct sales force. Lower dollar sales transactions are also served by our tele‑sales and electronic commerce channels.
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
Within our business, there are three Technology Centers that collectively provide key components and sub‑systems. The three Technology Centers are located in Boeblingen, Germany, Colorado Springs, Colorado and Santa Rosa, California. These technologies include optical components and sub‑systems, Application-Specific Integrated Circuits (ASICs), Thick and Thin Films, High Speed Probes and Precision Machining. These Technology Centers provide a competitive advantage by developing unique technologies for our instrumentation needs.
We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.
Measurement Solutions Competition
The market for electronic design and test solutions is highly competitive across our targeted markets. In the communications test market, our primary competitors are Anritsu Corporation, Ansoft Corporation (a subsidiary of Ansys Corporation), Cobham plc, National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Danaher Corporation) and Teradyne, Inc.  In the aerospace and defense market our primary competitors are Cobham plc, Rohde & Schwarz GmbH & Co. KG, and Tektronix, Inc.  In the industrial, computer, and semiconductor market, we compete against companies such as Ametek, Inc., Fluke Corporation (a subsidiary of Danaher Corporation), National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc., Teledyne Technologies Incorporated and Teradyne, Inc.

Our electronic design and test solutions offer a wide range of products and related software, and these products compete primarily on the basis of product quality and functionality.

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
We employed approximately 1,200 people as of October 31, 2015 in our customer support and services business. This business generated revenue of approximately $400 million in each of fiscal 2015, 2014 and 2013.
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
Calibration: We are an accredited calibration service provider for our electronic design and test solutions. Calibration services are performed in company service centers or on site at customer locations. We continue to expand our multi-vendor physical, dimensional and optical calibration services to meet the growing customer demand.
Parts: We provide parts and self‑maintenance tools to customers who do their own in‑house maintenance.
Refurbished Used Equipment: We refurbish and resell used equipment sourced primarily from sales demonstration equipment and trade‑in programs. Our CertiPrime program ensures the same high-quality product as new equipment.
Customer Support and Services Customers
The customers for our customer support and services business include most customers of the measurement solutions business as well as customers who buy repair and calibration services and parts for our products they already own. We had approximately 13,000 direct customers for the customer support and services business. No single customer represented a material amount of our net revenue.
Customer Support and Services Sales, Marketing and Support
Our electronic measurement customer support and services business shares the same industry‑leading sales, marketing and support resources as the measurement solutions business, including the same direct sales force and complementary channel partners.
Our global presence, with localized service proximity, is an important factor in sustaining our customers’ equipment uptime. The service delivery organization includes more than 60 Keysight service locations in 30 countries, customer on‑site capabilities, resident professionals and a network of complementary channel partners.
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
Research and Development
Research and development ("R&D") expenditures were $387 million in fiscal 2015, $361 million in fiscal 2014 and $375 million in fiscal 2013. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality products and services. We are committed to investing in R&D and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to grow in our markets.
Our R&D efforts focus on potential new products and product improvements covering a wide variety of technologies. We conduct R&D in four principal areas: applied R&D in enabling technologies, communications, simulation and measurement. Our R&D seeks to improve on various technical competencies in electronics, software, systems and solutions. In each of these R&D fields, we conduct R&D that is focused on specific product development for release in the short-term as well as other R&D that is intended to be the foundation for future products over a longer time horizon. Product development R&D investments support new product introductions, improvements to existing products and development of products to meet future market opportunities.

Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2015, our unfilled backlog was approximately $779 million, as compared to approximately $781 million at October 31, 2014. We expect that a majority of the unfilled backlog will be recognized as revenue within six months. On average, our backlog represents approximately three months' of revenue. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
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

International Operations
Our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 65 percent in fiscal 2015, 64 percent in fiscal 2014, and 67 percent in fiscal 2013, the majority of which was from customers other than foreign governments. Revenues from external customers are generally attributed to regions based upon the location of our sales representative.
Long-lived assets located outside of the United States as a percentage of our total long-lived assets was approximately 62 percent in fiscal year 2015 and 64 percent in fiscal year 2014. Approximately 22 and 26 percent of our long-lived assets were located in Japan in fiscal years 2015 and 2014, respectively. Approximately 12 and 14 percent of our long-lived assets were located in Malaysia in fiscal years 2015 and 2014, respectively.
Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the United States.
Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment portfolios we hold. There may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 21, "Segment Information," to our combined and consolidated financial statements.
Acquisition of Material Assets

On August 13, 2015, we acquired all share capital of Anite, a U.K.-based global company, under the scheme document dated July 6, 2015. This acquisition strengthens our wireless software design and test portfolio and its Network Test business expands our served addressable market. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with more comprehensive wireless hardware and software solutions. Anite’s Network Test business will also enable us to provide innovative solutions that help customers deliver an outstanding experience for mobile users in the network. As a result of the acquisition, Anite has become a wholly-owned subsidiary of Keysight. The consideration paid was $558 million, net of $43 million of cash acquired. We funded the acquisition using our existing cash.

Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of December 1, 2015 appear below:
Ronald S. Nersesian, 56, has served as President and Chief Executive Officer of Keysight since December 2013 and, prior to separation, served as Executive Vice President of Agilent. Mr. Nersesian served as President of Agilent from November 2012 to September 2013 and as Chief Operating Officer, Agilent from November 2011 to September 2013. From November 2011 to November 2012, Mr. Nersesian served as Agilent’s Executive Vice President and Chief Operating Officer. He served as Senior Vice President, Agilent, and President, Electronic Measurement Group from March 2009 to November 2011, as Agilent’s Vice President and General Manager of the Wireless Business Unit of the Electronics Measurement Group from February 2005 to February 2009, and as Agilent’s Vice President and General Manager of the Design Validation Division from May 2002 to February 2005. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002. From 1984 through 1996, Mr. Nersesian served in various roles with HP. Mr. Nersesian serves on the Board of Directors of Trimble Navigation Limited.

Neil Dougherty, 46, has served as Senior Vice President and Chief Financial Officer of Keysight since December 2013 and, prior to separation, served as Vice President, Agilent, since 2012. From 2012 to 2013, Mr. Dougherty also served as Agilent’s Treasurer. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer. Prior to that, Mr. Dougherty held a broad variety of positions in finance for Agilent and HP.

Jay Alexander, 52, has served as Senior Vice President and Chief Technology Officer of Keysight since May 2014 and, from October 2009 until prior to the separation, he served as Vice President and General Manager for the Oscilloscope and Protocol Division of Agilent.

Ingrid Estrada, 51, has served as Senior Vice President, Human Resources, Keysight since December 2013 and, prior to separation, served as Vice President and General Manager of Global Sourcing of Agilent since 2011, and as Vice President and General Manager of Remarketing Solutions Division of Agilent since 2006.

Michael Gasparian, 57, has served as Senior Vice President of the Communications Solutions Group since November 2015. From March 2014 to November 2015, Mr. Gasparian served as Senior Vice President of Customer Support and Services and Worldwide Marketing for Keysight and, prior to separation, served as Vice President, Agilent since 2000, although he did not work at Agilent from 2009 to 2010. From 2011 to 2012, Mr. Gasparian served as Agilent’s Vice President of Marketing. From 2007 to 2008, Mr. Gasparian served as the General Manager of the Material Science Solutions Unit of Agilent.

Soon Chai Gooi, 54, has served as Senior Vice President of the Industrial Solutions Group since November 2015. From December 2013 to November 2015, Mr. Gooi served as Senior Vice President of Order Fulfillment and Infrastructure for Keysight and, prior to separation, as Senior Vice President, Agilent since December 2011. From November 2012 to September 2013, he served as President of Agilent Order Fulfillment and Supply Chain, and from December 2011 to November 2012, he was the Senior Vice President of Order Fulfillment and Supply Chain. Previously, Mr. Gooi served as Agilent’s Vice President and General Manager of the Electronic Instruments Business Unit and EMG Order Fulfillment from May 2006 to December 2011.

John Page, 51, has served as Senior Vice President of Services Solutions Group since November 2015 and most recently served as vice president of business finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010-2014.

Guy Séné, 60, has served as Senior Vice President of Worldwide Sales since November 2015. From March 2014 to November 2015, Mr. Séné served as Senior Vice President of Measurement Solutions and Worldwide Sales for Keysight and, prior to separation, served as Senior Vice President, Agilent, and President, Electronic Measurement Group since November 2011. From May 2009 to November 2011, Mr. Sene served as Agilent’s Vice President and General Manager, Microwave and Communications Division of the Electronic Measurement Group.

Stephen Williams, 43, has served as Senior Vice President, General Counsel and Secretary of Keysight since December 2013 and, prior to separation, served as Agilent’s Vice President, Assistant General Counsel and Assistant Secretary since November 2009. From February 2007 to November 2009, Mr. Williams served as Managing Counsel in Agilent’s Legal Department.

John Skinner, 53, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since December 2013 and, prior to separation, served as Vice President, Agilent. From April 2012 to December 2013, Mr. Skinner served as Vice President, Agilent and Controller of Global Infrastructure and Enterprise Financial Planning and Analysis. From April 2009 to April 2012, Mr. Skinner served as Agilent’s Senior Director of Agilent Business Reporting.

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
        In addition, although a substantial amount of our products are priced and paid for in U.S. dollars, many of our products are priced in local currencies and a significant amount of certain types of expenses, such as payroll, utilities, tax and marketing expenses, are paid in local currencies. Our hedging programs are designed to reduce, but not entirely eliminate, within any given 12-month period, the impact of currency exchange rate movements, including those caused by currency controls, which could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond a 12-month period, our hedging strategy will not mitigate our exchange rate risk. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of these counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in the number of available counterparties, increasingly unfavorable terms or the failure of counterparties to perform under hedging contracts.
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
        In connection with the separation from Agilent, Agilent also agreed to indemnify us for any liability associated with contamination from past operations at all properties transferred from Agilent to Keysight. We cannot be sure that Agilent will fulfill its indemnification obligations.
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
        We sponsor several defined benefit pension plans that cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of the U.S. plans, and there may be similar funding requirements in the plans outside the United States. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition.
Risks Related to the Separation
Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
        The historical information about the company prior to fiscal year 2015 refers to our business as operated by and integrated with Agilent. Our historical financial information prior to fiscal year 2015 included in this Form 10-K is derived from the consolidated financial statements and accounting records of Agilent. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
prior to the separation, our business was operated by Agilent as part of its broader corporate organization, rather than as an independent company. Agilent or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, auditing, human resources, corporate affairs and finance. Our historical financial results reflect allocations of corporate expenses from Agilent for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly-traded company. Following the separation, we are responsible for the cost related to such functions previously performed by Agilent;

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
        Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Agilent. For additional information about the past financial performance of our business and the basis of presentation of the historical combined and consolidated financial statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included elsewhere in this Form 10-K.
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
        After the separation, there are several significant areas where the liabilities of Agilent may become our obligations. For example, under the Internal Revenue Code and the related rules and regulations, each corporation that was a member of the Agilent U.S. consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is severally liable for the U.S. federal income tax liability of the entire Agilent U.S. consolidated group for that taxable period. Consequently, if Agilent is unable to pay the consolidated U.S. federal income tax liability for a prior period, we could be required to pay the entire amount of such tax, which could be substantial and in excess of the amount allocated to it under the tax matters agreement between us and Agilent. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
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
        These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. In addition, under the tax matters agreement, we may be required to indemnify Agilent against any such tax liabilities as a result of the acquisition of Keysight's stock or assets, even if we did not participate in or otherwise facilitate the acquisition.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Agilent.
        The ownership by our executive officers and some of our directors of common shares of Agilent may create, or may create the appearance of, conflicts of interest. Because of their current or former positions with Agilent, certain of our executive officers and directors own Agilent common shares. The individual holdings of common shares may be significant for some of these persons compared to these persons' total assets. Even though our board of directors consist of a majority of directors who are independent, and our executive officers ceased to be employees of Agilent upon the separation, continuing ownership of Agilent common shares by our executive officers and some of our directors could create, or appear to create, potential conflicts of interest if Keysight and Agilent pursue the same corporate opportunities or face decisions that could have different implications for Keysight and Agilent.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease a total of approximately 145 operating facilities located throughout the world that handle manufacturing production, assembly, sales, quality, assurance testing, distribution and packaging of our products. These facilities are located in the following countries: Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Great Britain, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Russia, Singapore, Spain, South Korea, Sweden, Switzerland, Taiwan, the United Arab Emirates and the United States. As of October 31, 2015, we own or lease a total of approximately 5.8 million square feet of space worldwide, of which we own approximately 4.1 million square feet and lease 1.7 million square feet. Our sales and support facilities occupy a total of approximately 0.5 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupy approximately 5.3 million square feet. All of these facilities are well maintained and suitable for the operations conducted in them.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "KEYS.’’ High and low sales prices per share of our common stock as reported by the NYSE for each full quarterly period of fiscal years 2014 are not provided as Keysight common shares did not begin "regular way" trading on the NYSE until November 3, 2014. The following table sets forth the high and low sale prices per quarter for the fiscal year 2015 as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2015	High	Low	Dividends
First Quarter (ended January 31, 2015)	$36.33	$28.56	—
Second Quarter (ended April 30, 2015)	$38.99	$33.37	—
Third Quarter (ended July 31, 2015)	$36.31	$29.51	—
Fourth Quarter (ended October 31, 2015)	$34.13	$29.28	—
There were 25,139 shareholders of record of Keysight common stock as of December 14, 2015.
We have not paid any dividends or repurchased any stock to date, and we currently intend to retain any future income to fund the development and growth of our business. We do not anticipate paying any cash dividends or repurchase stock in the foreseeable future. All decisions regarding the declaration and payment of dividends and repurchase stock are at the discretion of our Board of Directors and will be evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that our Board deems relevant.
The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the 2016 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 6.    Selected Financial Data (Unaudited)
The following table presents the selected combined and consolidated financial data, which should be read in conjunction with our combined and consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2015 and for each of the fiscal years in the three-year period ended October 31, 2015 from our audited combined and consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2012 and for the fiscal year ended October 31, 2011 from audited combined financial statements that are not included in this Form 10-K.
Our historical combined and consolidated financial statements include certain expenses of Agilent that were allocated to us for certain functions, including general corporate expenses related to information technology, research and development, finance, legal, insurance, compliance and human resources activities. These costs may not be representative of the future costs we will incur as an independent public company. The historical financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the historical periods presented or be indicative of our future performance as an independent company.

	Years Ended October 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Combined and Consolidated Statement of Operations Data:
Net revenue	$2,856	$2,933	$2,888	$3,315	$3,316
Income before taxes	$388	$475	$501	$746	$749
Net income	$513	$392	$457	$841	$787
Net income per share(a)
Basic	$3.04	$2.35	$2.74	$5.04	$4.71
Diluted	$3.00	$2.35	$2.74	$5.04	$4.71
Weighted average shares used in computing net income per share(a)
Basic	169	167	167	167	167
Diluted	171	167	167	167	167

	October 31,
	2015	2014	2013	2012	2011
	(in millions)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$483	$810	$—	$—	$—
Working capital	$893	$1,081	$412	$398	$272
Total assets	$3,508	$3,050	$2,028	$2,133	$1,908
Long-term debt	$1,099	$1,099	$—	$—	$—
Stockholders'/Invested equity	$1,302	$769	$1,245	$1,305	$996

(a)On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014. Refer to Note 7 of the combined and consolidated financial statements for information regarding earnings per common share.

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
Basis of Presentation and Separation from Agilent
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing core electronic design and test solutions to communications and electronics industries. Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

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
Agilent transferred substantially all of the assets and liabilities and operations of the electronic measurement business to Keysight in August 2014 ("the Capitalization"). Combined financial statements prior to the Capitalization were prepared on a stand-alone basis derived from Agilent’s consolidated financial statements and accounting records, including expenses that were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.
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
We are incurring other incremental costs as an independent, publicly traded company as compared to the costs historically allocated to us by Agilent. These incremental costs are estimated to be approximately $15 million on an annual pre-tax basis. In addition, for the years ended October 31, 2015 and 2014, we recognized non-recurring separation and related costs of $20 million and $78 million, respectively. We expect to recognize additional non-recurring separation and related costs, which are currently estimated to range from $12 million to $17 million through fiscal 2016. These costs are expected to include primarily costs related to infrastructure resizing and optimization.
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
Years ended October 31, 2015, 2014 and 2013
Total orders in 2015 were $2,853 million, a decrease of 4 percent when compared to 2014. Order declines in aerospace and defense and communications markets were partially offset by a slight increase in industrial, computer, and semiconductor market. Foreign currency movements had an unfavorable impact of 4 percentage points on the year‑over‑year comparison. Orders associated with acquisitions accounted for 1 percentage point of order growth for the year ended October 31, 2015 when compared to 2014. Orders of $2,963 million in 2014 increased 3 percent when compared to 2013 with growth in all markets.
Net revenue of $2,856 million in 2015 decreased 3 percent when compared to 2014, with communications market contributing 2 percentage points of the decrease and industrial, computer and semiconductor market contributing 1 percentage point of the decrease, while aerospace and defense market revenue was flat. Foreign currency movements had an unfavorable impact of 4 percentage points on the year over year comparison. The revenue increase associated with acquisitions accounted for approximately 1 percentage point for the year ended October 31, 2015 when compared to 2014. Net revenue of $2,933 million in 2014 increased 2 percent when compared to 2013, with industrial, computer and semiconductor market contributing 2 percentage points of the increase, and communications market contributing 1 percentage point of the increase, partially offset by a decline in aerospace and defense market revenue. Foreign currency movements had an unfavorable impact of 1 percentage point on the year over year comparison.

Net income was $513 million in 2015 compared to net income of $392 million in 2014 and $457 million in 2013. In 2015, 2014 and 2013, we generated operating cash flows of $376 million, $563 million and $566 million, respectively.
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
Restructuring Activities
We initiated a targeted workforce reduction program in July 2015 that is expected to reduce Keysight's total headcount by approximately 104 employees, representing approximately 1 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. This is a targeted workforce management program designed to restructure our operations and cost structure for optimization of resources and cost savings. In the current year, we recognized $8 million of expense associated with the headcount reduction under this workforce reduction program. As of October 31, 2015, approximately 70 employees have left and $5 million was paid in severance under the above actions.
We also announced a Pre-retirement notification program for retirement-eligible employees to provide early notice of their planned retirement in return for severance benefits. The program is entirely voluntary and can be initiated only by an employee. Approximately 160 employees of our total workforce opted for early retirement under this program as of October 31, 2015. In the current year, we recognized $8 million of expense associated with the headcount reductions and paid $6 million in severance under the Pre-Retirement Notification program.
When completed, these programs are expected to result in operational efficiency and net annual savings of approximately $18 million, while maintaining our focus on growing the business. As of October 31, 2015, we have a remaining accrual of $6 million under these plans. We expect to complete a majority of these actions by the end of first quarter of fiscal year 2016.
Acquisitions

Acquisition of Anite. On August 13, 2015, we acquired all share capital of Anite for a cash purchase price of $558 million, net of $43 million cash acquired. Anite is a U.K.-based global company and a leading supplier of wireless test solutions with strong software expertise. This acquisition strengthens our wireless software design and test portfolio and its Network Test business expands our served addressable market. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with more comprehensive wireless hardware and software solutions. Anite’s Network Test business will also enable us to provide innovative solutions that help customers deliver an outstanding experience for mobile users in the network. Anite results are included in Keysight's consolidated financial statements from the date of acquisition and are reported in the measurement solutions segment. We financed the acquisition with available cash. For additional detail related to the acquisition of Anite, see Note 3, "Acquisitions."

Acquisition of Electroservices. On August 28, 2015, we acquired all share capital of Electroservices Enterprises Limited for a cash purchase price of $16 million, net of $1 million cash acquired. Electroservices is a U.K.-based company, specializing in test equipment service and solutions. Electroservices provides a broad range of electrical, mechanical and physical/dimensional calibration, repair and asset management services to defense, telecom and industrial customers. The Electroservices acquisition supports our initiative to grow Keysight services. Electroservices results are included in Keysight's consolidated financial statements from the date of acquisition and are reported in the customer support and services segment.

Investments

In June 2015, we purchased $7 million of preferred stock of a privately held radio frequency microstructure company. We are accounting for this investment using the cost method. In 2015, other cost method investments with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which is included in other income (expense), net. There were no impairments recognized in 2014 and 2013.

Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our combined and consolidated statement of operations. We experience some fluctuations within individual lines of the consolidated balance sheet and combined and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis of up to a rolling twelve- month period. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Results from Operations-Years ended October 31, 2015, 2014 and 2013
Orders and Net Revenue
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

	Years Ended October 31,			2015 over 2014 % Change	2014 over 2013 % Change
	2015	2014	2013
	(in millions)
Orders	$2,853	$2,963	$2,866	(4)%	3%
Net revenue:
Products	$2,408	$2,479	$2,434	(3)%	2%
Services and other	448	454	454	(1)%	—%
Total net revenue	$2,856	$2,933	$2,888	(3)%	2%

	Years Ended October 31,			2015 over 2014 Ppts Change	2014 over 2013 Ppts Change
	2015	2014	2013
% of total net revenue:
Products	84%	85%	84%	(1) ppt	1 ppt
Services and other	16%	15%	16%	1 ppt	(1) ppt
Total	100%	100%	100%
Orders

The following table provides the percent change in orders for the years ended October 31, 2015 and 2014 by geographic region, including and excluding the impact of currency changes, as compared to the respective prior year.

	Year over Year % Change
	2015 over 2014		2014 over 2013
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	—%	1%	3%	3%
Europe	(9)%	(3)%	6%	5%
Japan	(2)%	10%	(16)%	(9)%
Asia Pacific ex-Japan	(6)%	(4)%	11%	11%
Total orders	(4)%	—%	3%	4%
Total orders decreased 4 percent in 2015 compared to 2014. Order declines in communications and aerospace and defense markets were partially offset by growth in the industrial, computers and semiconductor market. Foreign currency movements had an unfavorable impact of 4 percentage points on the year-over-year compare. The orders associated with acquisitions accounted for 1 percentage point of order growth for the year ended October 31, 2015 when compared to 2014. Total orders increased 3 percent in 2014 when compared to 2013. Orders increased in all markets, including aerospace and defense, industrial, computer, and semiconductor and communications. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare.
Net Revenue

The following table provides the percent change in revenue for the years ended October 31, 2015 and 2014 by geographic region, including and excluding the impact of currency changes, as compared to the respective prior year.

	Year over Year % Change
	2015 over 2014		2014 over 2013
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	3%	4%	(3)%	(2)%
Europe	(8)%	—%	5%	4%
Japan	(6)%	6%	(9)%	—%
Asia Pacific ex-Japan	(5)%	(4)%	8%	9%
Total revenue	(3)%	1%	2%	3%
Net revenue of $2,856 million in 2015 decreased 3 percent when compared to 2014. Foreign currency movements had an unfavorable impact of 4 percentage points on the year-over-year compare. The revenue increase associated with acquisitions accounted for approximately 1 percentage point for the year ended October 31, 2015 when compared to 2014. Revenue from the Americas grew 3 percent, driven by strong aerospace and defense and industrial, computer and semiconductor markets, partially offset by a decline in the communications market. Revenue from Asia Pacific excluding Japan declined 5 percent due to weakness in communications and industrial, computer and semiconductor markets, partially offset by strength in the aerospace and defense market. Europe revenue declined 8 percent with declines in aerospace and defense and communications markets, partially offset by growth in the industrial, computer and semiconductor markets. Japan revenues declined 6 percent impacted by an unfavorable currency impact of 12 percentage points on the year-over-year compare. Declines in the aerospace and defense market were partially offset by an increase in the communications market.

Net revenue of $2,933 million for 2014 increased 2 percent as compared to 2013. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare. Revenue from Asia Pacific excluding Japan grew 8 percent, driven by growth in communications and industrial, computer and semiconductor markets. Europe revenue increased 5 percent year-over-year from growth in the communications markets. Revenue from the Americas declined 3 percent year-over-year, with lower revenue from aerospace and defense and communications markets. Japan revenues declined 9 percent year-over-year, impacted by an unfavorable currency impact of 9 percentage points. Declines were primarily in the Communications market.

Communications market revenue, representing approximately 33 percent of total revenue for the year ended October 31, 2015, contributed 2 percentage points to the total revenue decline with decreases in wireless manufacturing partially offset by growth in broadband communications and wireless R&D. The decrease in wireless manufacturing reflects the difficult compares to last year’s strength in 4G base station and infrastructure manufacturing for China. Weakness in the smartphone/device manufacturing segment continued. Wireless R&D grew year-over-year with LTE and LTE-Advanced technology development continuing to drive investment. In 2014, communications market revenue, representing approximately 34 percent of total revenue, contributed 1 percentage point to the total revenue increase as compared to 2013 with increases in wireless manufacturing and the broadband communications business, partially offset by modest declines in wireless R&D.

Aerospace and defense market revenue, representing approximately 23 percent of total revenue for the year ended October 31, 2015, increased 1 percent year-over-year with growth in Americas and Asia Pacific excluding Japan, partially offset by declines in Europe and Japan. In 2014, aerospace and defense market revenue, representing approximately 22 percent of total revenue, contributed a 1 percentage point decline in total revenue as compared to 2013, with declines in all regions, however we saw positive growth in the last half of fiscal 2014.

Industrial, computer and semiconductor market revenue, representing approximately 44 percent of total revenue for the year ended October 31, 2015, contributed 1 percentage point to the total revenue decline as compared to 2014. Declines in Japan and Asia Pacific excluding Japan were partially offset by growth in the Americas and Europe. In 2014, industrial, computer and semiconductor market revenue, representing approximately 44 percent of the total revenue, contributed 2 percentage points to the year-over-year increase compared to 2013. The computer and semiconductor increase was driven by investment in capacity growth and the overall strength in the semiconductor market. The industrial test business grew for the year with particular strength in the last fiscal quarter driven by growth in the Americas and Asia Pacific, excluding Japan.

Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2015, our unfilled backlog was approximately $779 million as compared to approximately $781 million at October 31, 2014. For the measurement solutions business, our backlog was approximately $653 million at October 31, 2015 as compared to approximately $627 million at October 31, 2014. Within our customer services and support business, our backlog was approximately $126 million at October 31, 2015 as compared to approximately $154 million at October 31, 2014. The reduction in the customer services and support business backlog in fiscal 2015 was primarily due to a change in our standard warranty term, which increased from one to three years for most of our products in the second quarter of fiscal 2013.  Revenue associated with extended warranties, which provide coverage beyond the standard warranty term, is deferred and amortized over the extended period of coverage.  As a result of the extension of the standard warranty term, backlog associated with extended warranties has declined. Three-year warranty is now included as part of the total solution, and the value is captured as part of the initial sales price.
We expect that a majority of the backlog will be recognized as revenue within six months. On average, our backlog represents approximately three months' of revenue. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
Costs and Expenses

	Years Ended October 31,			2015 over 2014 % Change	2014 over 2013 % Change
	2015	2014	2013
Gross margin on products	57.4%	56.3%	57.1%	1 ppt	(1) ppt
Gross margin on services and other	45.6%	49.4%	51.3%	(4) ppts	(2) ppts
Total gross margin	55.6%	55.2%	56.2%	—	(1) ppt
Operating margin	15.1%	16.0%	17.2%	(1) ppt	(1) ppt

(in millions)
Research and development	$387	$361	$375	7%	(4)%
Selling, general and administrative	$787	$790	$752	—%	5%
Other operating expense (income), net	$(18)	$—	$—	—%	—%

Gross margin remained flat in 2015 compared to 2014 primarily due to lower depreciation, warranty and inventory charges, offset by lower volume. Gross margin declined 1 percentage point in 2014 compared to 2013 on slightly higher revenue. Higher inventory charges and pricing pressure in the wireless manufacturing market were the primary reasons for the lower gross margin.

Excess and obsolete inventory charges were $28 million in 2015, $33 million in 2014 and $21 million in 2013. Sales of previously written-down inventory were $2 million in 2015 and $1 million in 2014 and 2013.
Research and development expense increased 7 percent in 2015 compared to 2014. The increased expenditure was due to our continued investment in research and development programs and increased costs due to the acquisitions, partially offset by the favorable impact of currency movements. As a percentage of total revenue, research and development expenses increased 2 percentage points to 14 percent in 2015 from 12 percent in 2014. We expect investment in research and development to continue at current levels and have focused our development efforts on strategic growth opportunities. Research and development expenses declined 4 percent in 2014 compared to 2013 primarily due to lower infrastructure-related expenses. Reductions in development spending, variable and incentive pay, and infrastructure-related expenses, and the favorable impact of currency movements were partially offset by investments in acquisitions and wage increases.

Selling, general and administrative expenses were flat in 2015 when compared to 2014, primarily driven by lower separation costs and favorable impact of currency movements, offset by increases in share-based compensation, restructuring programs and increased costs due to acquisitions, primarily Anite. Selling, general and administrative expenses increased 5 percent in 2014 compared to 2013 primarily due to higher costs related to non-recurring pre-separation transaction costs and an increase in marketing expenses, partially offset by reductions in infrastructure costs and the favorable impact of currency movements.

Other operating expense (income), net for 2015 was $(18) million, which includes primarily rental income.

Operating margins declined 1 percentage point in 2015 compared to 2014 on lower revenue volume and increases in research and development expenses, restructuring programs, acquisition and integration related expenses, offset by decline in separation costs and the favorable impact of foreign currency. Operating margins declined 1 percentage point in 2014 compared to 2013 driven primarily by one-time separation costs.

As of October 31, 2015, our headcount was approximately 10,250 compared to 9,600 in 2014 primarily as a result of the acquisition of Anite.

Interest Expense

Interest expense for the year ended October 31, 2015 and 2014 was $46 million and $3 million, respectively, and relates to interest on our senior notes issued in October 2014.

Income Taxes

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Provision (benefit) for income taxes	$(125)	$83	$44

For 2015, the effective tax rate was a benefit of 32 percent, which is lower than the U.S. statutory rate primarily due to the retroactive benefit of two tax incentives in Singapore approved during 2015. Also, the tax rate was lower than the U.S. statutory rate due to the mix of earnings in the non-U.S. jurisdictions taxed at lower statutory tax rates.

For 2014, the effective tax rate was 18 percent. The 18 percent effective tax is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory tax rates in particular Singapore, where we benefited from tax incentives for the first three quarters of 2014, which resulted in $40 million lower income tax expense. The 2014 rate was also favorably impacted by a $55 million benefit from a prior year reserve release, which was offset by $62 million of tax expense as a result of the repatriation of foreign earnings.

For 2013, the effective tax rate was 9 percent. The 9 percent effective tax is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory tax rates in particular Singapore, where we benefited from tax incentives.

We benefit from tax incentives in several different jurisdictions, most significantly in Singapore, and several jurisdictions have granted or are anticipated to grant us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2016 and 2023. The impact of the tax incentives decreased income taxes by $250 million, $40 million and $68 million in 2015, 2014, and 2013, respectively.

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

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014, through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2005. For certain entities acquired during 2015, the tax years also remain open back to the year 2005. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

For fiscal 2014 and prior, we have calculated our taxes on a separate return basis. However, the amounts recorded for fiscal 2014 and prior are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent. Consequently, our results after our separation from Agilent may be materially different from our historical results.

Segment Overview
We have two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic measurement market. The customer support and services segment provides hardware repair and calibration and the resale of used instrument equipment.
The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, separation and related costs, acquisition-related fair value adjustments and non-cash amortization. In 2015, we began excluding share-based compensation expense in addition to the items noted above to derive segment profitability. Prior year numbers have been revised to reflect the change.
Measurement Solutions Business
Our measurement solutions business provides electronic measurement instruments and systems with related software and software design tools that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. We provide start-up assistance, consulting, optimization and application support throughout our customer’s product lifecycle. Our electronic design and test solutions serve the following markets: communications, aerospace and defense, and industrial, computer and semiconductor.
Net Revenue

	Years Ended October 31,			2015 over 2014 % Change	2014 over 2013 % Change
	2015	2014	2013
	(in millions)
Total net revenue	$2,461	$2,533	$2,493	(3)%	2%

Measurement solutions net revenue in 2015 decreased 3 percent compared to 2014, and was flat excluding the impact of currency fluctuations. The decline is driven primarily by lower revenue from the communications market, which contributed 2 percentage points to the decline, and the industrial, computer and semiconductor market which contributed 1 percentage point to the decline, while aerospace and defense market revenue was flat. Revenue from the Anite acquisition added approximately 1 percentage point to the revenue increase for the year ended October 31, 2015. Measurement solutions net revenue in 2014 increased 2 percent compared to 2013, with modest growth in the industrial, computer and semiconductor market contributing 2 percentage points to the increase, and the communications market contributing 1 percentage point to the increase, partially offset by a decline in aerospace and defense market revenue.

Gross Margin and Operating Margin
The following table shows the measurement solutions business' margins, expenses and income from operations for 2015 versus 2014, and 2014 versus 2013.

	Years Ended October 31,			2015 over 2014 % Change	2014 over 2013 % Change
	2015	2014	2013
Total gross margin	59.1%	57.6%	58.6%	2 ppts	(1) ppt
Operating margin	19.8%	20.1%	19.4%	—	1 ppt

in millions
Research and development	$367	$343	$351	7%	(2)%
Selling, general and administrative	$613	$608	$625	1%	(2)%
Other operating expense (income), net	$(13)	$—	$—	—%	—%
Income from operations	$487	$508	$484	(4)%	5%

Gross margin in 2015 increased 2 percentage points when compared to 2014 primarily due to lower depreciation, warranty and inventory charges. Gross margin in 2014 decreased 1 percentage point when compared to 2013 primarily due to higher inventory charges and pricing pressure in the wireless manufacturing market.

Research and development expenses increased 7 percent in 2015 compared to 2014. Increased expenditures were due to our continued investment in research and development programs and increased costs due to the Anite acquisition, partially offset by the favorable impact of currency movements. Research and development expenses decreased 2 percent in 2014 compared to 2013 driven primarily by lower infrastructure costs. We expect investment in research and development to continue at current levels and have focused our development efforts on strategic growth opportunities.

Selling, general and administrative expenses increased 1 percent in 2015 compared to 2014, driven primarily by the increased costs related to the Anite acquisition, higher infrastructure-related costs and advertising and marketing expenses, which are partially offset by lower people-related costs and favorable currency movements. Selling, general and administrative expenses decreased 2 percent in 2014 compared to 2013. Decreases in infrastructure costs were partially offset by increases in marketing and discretionary spending.

Operating margin remained flat in 2015 compared to 2014 as higher gross margin was offset by increases in operating expenses, primarily due to increased costs related to the Anite acquisition and investments in R&D programs. Operating margin increased by 1 percentage point in 2014 compared to 2013 on higher revenue and lower operating expenses.

Income from Operations
Income from operations in 2015 decreased by $21 million, or 4 percent, on revenue decline of $72 million. Income from operations in 2014 increased by $24 million, or 5 percent, on a revenue increase of $40 million.
Customer Support and Services Business
Our customer support and services business provides hardware repair and calibration services and facilitates the resale of used equipment. Our customer support and services business enables our customers to maximize the value from their electronic measurement equipment and strengthens customer loyalty. Providing these services assures a high level of instrument performance and availability, while minimizing the cost of ownership and downtime.
Net Revenue

	Years Ended October 31,			2015 over 2014 % Change	2014 over 2013 % Change
	2015	2014	2013
	(in millions)
Total net revenue	$401	$400	$395	—%	1%

Customer support and services net revenue in 2015 remained flat compared to 2014. Growth in calibration services and re-marketing sales of used equipment was offset by declines in the equipment repair business due to a reduction in extended warranty revenue as a result of extension of the standard warranty term from one to three years, as discussed previously under "Backlog." Customer support and services net revenue in 2014 increased 1 percent compared to 2013. Growth in calibration services and remarketing sales of used equipment was partially offset by declines in the equipment repair business due to a reduction in extended warranty revenue as a result of extension of the standard warranty term from one to three years.

Gross Margin and Operating Margin
The following table shows the customer support and services business' margins, expenses and income from operations for 2015 versus 2014, and 2014 versus 2013.

	Years Ended October 31,			2015 over 2014 % Change	2014 over 2013 % Change
	2015	2014	2013
Total gross margin	42.9%	46.3%	48.4%	(3) ppts	(2) ppts
Operating margin	17.9%	23.1%	24.9%	(5) ppts	(2) ppts

in millions
Research and development	$9	$9	$9	—%	—%
Selling, general and administrative	$94	$83	$83	12%	—%
Other operating expense (income), net	$(3)	$—	$—	—%	—%
Income from operations	$72	$93	$99	(22)%	(6)%

Gross margins in 2015 decreased 3 percentage points compared to 2014 primarily due to an increase in people related costs, higher infrastructure-related costs and an unfavorable service mix. Gross margins in 2014 decreased 2 percentage points compared to 2013. Increased costs for extended warranty contracts and the service mix change with increased calibrations were the primary reasons for the lower gross margin.

Research and development expenses for customer support and services represent the segment’s share of centralized investment. Research and development expenses were flat in both 2015 and 2014 as compared to respective prior year.
Selling, general, and administrative expenses increased 12 percent in 2015 compared to 2014 due to increases in infrastructure-related costs and higher field selling costs. Selling, general, and administrative expenses were flat in 2014 compared to 2013.

Operating margins decreased by 5 percentage points in 2015 compared to 2014 driven by flat revenues, higher infrastructure-related costs and field selling costs. Operating margins decreased by 2 percentage points in 2014 compared to 2013. Revenue growth was more than offset by the reductions in gross margins.

Income from Operations

Income from operations in 2015 decreased by $21 million, or 22 percent on a revenue increase of $1 million. Income from operations in 2014 increased by $6 million or 6 percent on a revenue increase of $5 million.

Financial Condition
Liquidity and Capital Resources
Our financial position as of October 31, 2015 consisted of cash and cash equivalents of $483 million as compared to $810 million as of October 31, 2014.
As of October 31, 2015, approximately $338 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Much of the non-U.S. cash will be needed for non-U.S. growth and expansion. However, some non-U.S. cash could be repatriated to the U.S. Under current law, such repatriation would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We continue to be in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All significant international locations have access to internal funding through an offshore cashpool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit.
On August 13, 2015, we acquired all share capital of Anite for a cash price of approximately $558 million, net of $43 million of cash acquired. As a result of the acquisition, Anite has become a wholly-owned subsidiary of Keysight. Keysight funded the acquisition using existing cash. The acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Anite are included in Keysight's consolidated financial statements from the date of acquisition.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $376 million in 2015 as compared to $563 million provided in 2014 and $566 million provided in 2013. As compared to 2014, the $187 million decrease in operating cash flow was primarily due to cash flows associated with separation from Agilent and becoming an independent company, including payments to Agilent of $28 million in 2015 as compared to payments from Agilent of $23 million in 2014, interest payments of $46 million in 2015 as compared to zero in 2014, pension contributions of $48 million as compared to zero in 2014 and income tax payments of $40 million in 2015 as compared to $4 million in 2014.

Key working capital accounts (accounts receivable, accounts payable and inventory) had net cash outflows of $27 million in 2015, $24 million in 2014 and $33 million in 2013.

We did not contribute to our U.S. Defined Benefit Plans in 2015. Agilent contributed $15 million on our behalf to the U.S. multi-employer plans on our behalf in each of 2014 and 2013. We contributed $48 million to the non-U.S. Defined Benefit Plans in 2015 and Agilent contributed $41 million and $45 million on our behalf to the non-U.S. multi-employer plans in 2014 and 2013, respectively. There were no contributions to the U.S. Post-Retirement Benefit Plan or the U.S. multi-employer post-retirement health care plan in 2015, 2014 and 2013. At the Capitalization, the assets and liabilities of the multi-employer plans that were allocable to Keysight employees were transferred to Keysight plans; therefore, the plans were no longer considered multi-employer plans.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2015 was $671 million as compared to cash used of $82 million in 2014 and $85 million in 2013. Purchases of property, plant and equipment were $92 million in 2015, $70 million in 2014 and $69 million in 2013. Cash used for acquisitions of businesses and intangible assets, net of cash acquired, was $574 million in 2015, $11 million in 2014 and $1 million in 2013. In 2015, we invested $7 million in preferred stock of a privately held radio frequency microstructure company. We are accounting for this investment using the cost method. We purchased investments of $15 million in 2013 as compared to zero in 2014. Proceeds from the sale of investment securities were $1 million in 2015 and zero in each of the fiscal years 2014 and 2013.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities in 2015 was $19 million compared to $335 million provided in 2014 and $481 million used in 2013. Financing activities in the twelve months ended October 31, 2015 reflects $26 million of proceeds from issuance of common stock under employee stock option plans and $49 million of cash returned to Agilent in accordance with the separation and distribution agreement. We issued senior notes of $1.1 billion and made a repayment of capital of $940 million to Agilent in the year ended October 31, 2014.

Credit Facility

On September 15, 2014, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, we entered into an Accession Agreement, increasing the credit facility from $300 million to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2015, the company had no borrowings outstanding under the facility. We were in compliance with the covenants of the credit facility during the year ended October 31, 2015.

As a result of the Anite acquisition, we have an overdraft facility of $39 million (£25 million) that will expire on July 31, 2016. As of October 31, 2015, the company had no borrowings outstanding under the facility.  We were in compliance with the covenants of the credit facility from the date of acquisition to October 31, 2015.

Short-term debt

On July 10, 2014, our wholly owned subsidiary in India entered into a short-term loan agreement with a financial institution, which provided up to $50 million of unsecured borrowings. On July 25, 2014, we borrowed $35 million against the loan agreement at an interest rate of 9.95 percent per annum. The loan was repaid in fiscal 2014 and as of October 31, 2014, no balance was outstanding.

Long-term debt

In October 2014, the company issued an aggregate principal amount of $500 million in senior notes ("2019 senior notes"). The 2019 senior notes were issued at 99.902% of their principal amount. The notes will mature on October 30, 2019, and bear interest at a fixed rate of 3.30% per annum. The interest is payable semi-annually on April 30 and October 30 of each year.
In October 2014, the company issued an aggregate principal amount of $600 million in senior notes ("2024 senior notes"). The 2024 senior notes were issued at 99.966% of their principal amount. The notes will mature on October 30, 2024, and bear interest at a fixed rate of 4.55% per annum. The interest is payable semi-annually on April 30 and October 30 of each year.
Off Balance Sheet Arrangements and Other
We have contractual commitments for non-cancellable operating leases. See Note 18, "Commitments and Contingencies," to our combined and consolidated financial statements for further information on our non-cancellable operating leases.
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
The following table summarizes our total contractual obligations at October 31, 2015 (in millions). The amounts presented in the table do not reflect $21 million of liabilities for uncertain tax positions as of October 31, 2015. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations	$1,100	$—	$—	$500	$600
Interest payments on long-term debt	312	44	88	71	109
Operating leases	152	32	54	31	35
Commitments to contract manufacturers and suppliers	260	259	1	—	—
Retirement plans	45	45	—	—	—
Other purchase commitments	51	51	—	—	—
Total	$1,920	$431	$143	$602	$744
Interest on senior notes.    We have contractual obligations for interest payments on our senior notes. Interest rates and payment dates are detailed above under "Long-term debt."
Operating leases.    Commitments under operating leases relate primarily to leasehold property, See Note 18, "Commitments and Contingencies."
Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our agreements with these suppliers usually provide us with the option to cancel, reschedule, and adjust our requirements based on business needs prior to firm orders being placed. Purchase orders outstanding with delivery dates within 30 days are typically non-cancellable. Approximately 88 percent of our reported purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments. We expect to fulfill most of our purchase commitments for inventory within one year.
In addition to the commitments to contract manufacturers and suppliers referenced above, we record a liability for firm, non-cancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2015, the liability for our excess firm, non-cancellable and unconditional purchase commitments was $8 million, compared to $5 million as of October 31, 2014 and 2013. These amounts are included in other accrued liabilities in our combined and consolidated balance sheet.
Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our non-U.S. defined benefit plans and to our post-retirement medical plans for the next year only. Contributions beyond the next year are impractical to estimate.
We also have benefit payments due under our defined benefit retirement plans and post-retirement benefit plan that are not required to be funded in advance, but are paid in the same period that benefits are provided. See Item 8-Financial Statements and Supplementary Data, Note 16, "Retirement Plans and Post-Retirement Pension Plan," for additional information.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. We can typically cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we are disclosing the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of October 31, 2015, our contractual obligations with these suppliers was approximately $51 million within the next fiscal year, as compared to approximately $33 million as of October 31, 2014.
We had no material off-balance sheet arrangements as of October 31, 2015 or October 31, 2014.

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
Revenue recognition.    We enter into agreements to sell products (hardware and/or software), services, and other arrangements (multiple-element arrangements) that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. Revenue is reduced for estimated product returns, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue occurs when the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services is deferred and recognized over the contractual period or as services are rendered. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on our vendor specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. Revenue from the sale of software products that are not required to deliver the tangible product's essential functionality are accounted for under software revenue recognition rules. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements.
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
Allocations. Prior to the Capitalization, Agilent allocated certain costs such as share-based compensation expense and retirement and post-retirement benefit plan expense relating to our employees and Agilent's corporate and shared services employees. These expenses were subject to certain underlying assumptions mentioned below.
Share-based compensation.    We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTP Program were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. Prior to the Separation, it was determined based on the market price of Agilent’s common stock on the date of grant, adjusted for expected dividend yield. We used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. For the year ended October 31, 2014 and 2013, we used the historical volatility of Agilent stock to estimate the volatility for stock option awards. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior. A 10 percent increase in our estimated volatility from 31 percent to 41 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 26 percent if no other factors were changed.
Retirement and post-retirement benefit plan assumptions.  Prior to the Capitalization, our combined and consolidated statements of operations include expense that was allocated to us based on Keysight employees participating in these plans and our share of Agilent's corporate and shared services employee costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. At the Capitalization, we established defined benefit retirement and post-retirement plans for our current and former employees. The defined benefit retirement and post-retirement obligations relating to those participants in these plans were transferred from Agilent’s plans to our defined benefit plans. A proportionate share of the defined benefit plan assets was allocated from the Agilent pension trust in each applicable country to a newly established Keysight pension trust. The share of assets allocated to us was in the same proportion as the projected benefit obligation of our participants to the total projected benefit obligation of Agilent.
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

The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates at October 31, 2015 and 2014 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates at October 31, 2015 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The non-U.S. discount rates at October 31, 2014 were generally based on published rates for high-quality corporate bonds. If we changed our discount rate by 1 percent, the impact would be $4 million on U.S. net periodic benefit cost and $13 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
The company uses alternate methods of amortization, as allowed by the authoritative guidance, that amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. plans, gains and losses are amortized over the average future working lifetime. For most non-U.S. plans and U.S. post-retirement benefit plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $6 million on U.S. net periodic benefit cost and $13 million on non-U.S. net periodic benefit cost.
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
Historically we conducted our business in a single operating segment and reporting unit. In fiscal 2014, in conjunction with the planned separation, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments. In fiscal year 2015, we assessed goodwill impairment for our two reporting units which consisted of our two segments, Measurement Solutions and Customer Support and Services. We performed a qualitative test of goodwill impairment for both reporting units as of September 30, 2015. Based on the results of our testing, it was determined that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill during the years ended October 31, 2015, 2014 and 2013. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. No impairments of purchased intangible assets were recorded during the years ended October 31, 2015, 2014 and 2013.
We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. Due to specific cancellation of an IPR&D project, we recorded an impairment of $1 million in 2013. There were no impairments in fiscal years 2015 and 2014. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2015, the company maintains a valuation allowance mainly related to deferred tax assets for acquired capital losses in the U.K. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.
We have provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries for the portion of earnings we do not intend to reinvest permanently. For the amount of foreign earnings that we consider reinvested permanently, should we decide to remit this income to the U.S. in a future period, our provision for income taxes will increase materially in that period.
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
For fiscal 2014 and prior, we have calculated our taxes on a separate return basis. However, the amounts recorded for fiscal 2014 and prior are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independent of Agilent. Consequently, our results after our separation from Agilent may be materially different from our historical results.

New Accounting Standards
See Note 2, "New Accounting Pronouncements," to the combined and consolidated financial statements for a description of new accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. Because derivative instruments are used solely as hedges and not for speculative trading purposes, fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. For further discussion of derivative financial instruments, refer to Note 14, "Derivatives."
Currency exchange rate risk
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
Our operations generate non-functional currency cash flows such as revenues, third-party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into such foreign exchange contracts as described above to substantially mitigate our currency risk. Approximately 75 percent of our revenues in 2015, 74 percent of our revenues in 2014 and 75 percent of our revenues in 2013 were generated in U.S. dollars.
We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2015 and 2014, the analysis indicated that these hypothetical market movements would not have a material effect on our combined and consolidated financial position, results of operations or cash flows.
Interest rate risk
As of October 31, 2015, we had $1,100 million in principal amount of fixed-rate senior notes outstanding. The carrying amount of the senior notes was $1,099 million, and the related fair value based on quoted prices was $1,091 million. A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

As of October 31, 2015, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate long-term debt by approximately $26 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Keysight Technologies, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Keysight Technologies, Inc. and its subsidiaries at October 31, 2015 and October 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Anite plc from its assessment of internal control over financial reporting as of October 31, 2015 because it was acquired by the Company in a purchase business combination during 2015.

We have also excluded Anite plc from our audit of internal control over financial reporting. Anite plc is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 1%, respectively, of the related financial statement amounts as of and for the year ended October 31, 2015.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 21, 2015

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2015	2014	2013
Net revenue:
Products	$2,408	$2,479	$2,434
Services and other	448	454	454
Total net revenue	2,856	2,933	2,888
Costs and expenses:
Cost of products	1,025	1,083	1,044
Cost of services and other	244	230	221
Total costs	1,269	1,313	1,265
Research and development	387	361	375
Selling, general and administrative	787	790	752
Other operating expense (income), net	(18)	—	—
Total costs and expenses	2,425	2,464	2,392
Income from operations	431	469	496
Interest income	1	—	—
Interest expense	(46)	(3)	—
Other income (expense), net	2	9	5
Income before taxes	388	475	501
Provision (benefit) for income taxes	(125)	83	44
Net income	$513	$392	$457

Net income per share:(a)
Basic	$3.04	$2.35	$2.74
Diluted	$3.00	$2.35	$2.74

Weighted average shares used in computing net income per share:(a)
Basic	169	167	167
Diluted	171	167	167
(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014.
The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2015	2014	2013
Net income	$513	$392	$457
Other comprehensive income (loss):
Unrealized gain on investments, net of tax expense of $2, $4 and $3	5	8	5
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $5, $(2) and zero	(10)	3	—
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	1	—	—
Foreign currency translation, net of tax benefit (expense) of zero, $1 and $(6)	(54)	(72)	(75)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax benefit of $25, $13 and zero	(67)	(38)	—
Change in net prior service credit, net of tax benefit of $11, $3 and zero	(18)	(5)	—
Other comprehensive loss	(143)	(104)	(70)
Total comprehensive income	$370	$288	$387

The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$483	$810
Accounts receivable, net	398	357
Receivable from Agilent	—	23
Inventory	487	498
Deferred tax assets	74	83
Other current assets	137	79
Total current assets	1,579	1,850
Property, plant and equipment, net	518	470
Goodwill	700	392
Other intangible assets, net	246	18
Long-term investments	70	63
Long-term deferred tax assets	295	163
Other assets	100	94
Total assets	$3,508	$3,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$209	$173
Payable to Agilent	—	125
Employee compensation and benefits	168	167
Deferred revenue	175	175
Income and other taxes payable	50	72
Other accrued liabilities	84	57
Total current liabilities	686	769
Long-term deferred revenue	61	69
Long-term debt	1,099	1,099
Retirement and post-retirement benefits	280	213
Other long-term liabilities	80	131
Total liabilities	2,206	2,281
Commitments and contingencies (Note 18)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 170 million shares issued and outstanding at October 31, 2015, and 167 million shares issued and outstanding at October 31, 2014	2	2
Additional paid-in-capital	1,165	1,002
Retained earnings	614	101
Accumulated other comprehensive loss	(479)	(336)
Total stockholders' equity	1,302	769
Total liabilities and equity	$3,508	$3,050
   The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$513	$392	$457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	84	77
Share-based compensation	55	43	41
Excess tax benefit from share based plans	(4)	(4)	—
Deferred taxes	(163)	23	14
Excess and obsolete inventory related charges	28	33	21
Asset impairment charges	—	—	1
Other non-cash expenses (income), net	14	(1)	1
Changes in assets and liabilities:
Accounts receivable, net	(20)	(25)	44
Inventory	(25)	(31)	(53)
Accounts payable	18	32	(24)
Payment (to)/from Agilent, net	(28)	23	—
Employee compensation and benefits	6	30	—
Income and other taxes payable	2	63	(2)
Retirement and post-retirement benefits	(38)	(32)	—
Other assets and liabilities	(81)	(67)	(11)
Net cash provided by operating activities	376	563	566

Cash flows from investing activities:
Purchases of property, plant and equipment	(92)	(70)	(69)
Proceeds from the sale of property, plant and equipment	1	—	—
Acquisitions of businesses and intangible assets, net of cash acquired	(574)	(11)	(1)
Purchase of investments	(7)	—	(15)
Proceeds from the sale of investments	1	—	—
Change in restricted cash, cash equivalents and investments	—	(2)	—
Other	—	1	—
Net cash used in investing activities	(671)	(82)	(85)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	26	—	—
Issuance of senior notes	—	1,099	—
Debt issuance costs	—	(10)	—
Proceeds from short term borrowings	—	2	—
Repayment of debts and credit facility	—	(37)	—
Excess tax benefit from share-based plans	4	4	—
Return of capital to Agilent	(49)	(940)	—
Net transfers from/(to) Agilent	—	217	(481)
Net cash provided by/(used in) financing activities	(19)	335	(481)
Effect of exchange rate movements	(13)	(6)	—
Net increase/(decrease) in cash and cash equivalents	(327)	810	—
Cash and cash equivalents at beginning of year	810	—	—
Cash and cash equivalents at end of year	$483	$810	$—
   The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Agilent Net Investment	Total Equity
Balance as of October 31, 2012	—	$—	$—	$—	$101	$1,204	$1,305
Net income	—	—	—	—	—	457	457
Other comprehensive loss, net of tax	—	—	—	—	(70)	—	(70)
Net transfers to Agilent	—	—	—	—	—	(447)	(447)
Balance as of October 31, 2013	—	$—	$—	$—	$31	$1,214	$1,245
Net income:
Pre-capitalization	—	—	—	—	—	291	291
Post-capitalization	—	—	—	101	—	—	101
Other comprehensive loss, net of tax:
Pre-capitalization	—	—	—	—	(8)	—	(8)
Post-capitalization	—	—	—	—	(96)	—	(96)
Net transfers to Agilent (pre-capitalization)	—	—	—	—	—	(267)	(267)
Transfers due to Capitalization	—	—	—	—	(263)	780	517
Return of capital to Agilent (post-capitalization)	—	—	—	—	—	(900)	(900)
Excess cash paid or payable to Agilent	—	—	—	—	—	(114)	(114)
Issuance of common stock and reclassification of parent company investment in connection with separation	167,483	2	1,002	—	—	(1,004)	—
Balance as of October 31, 2014	167,483	$2	$1,002	$101	$(336)	$—	$769
Net income	—	—	—	513	—	—	513
Other comprehensive loss, net of tax	—	—	—	—	(143)	—	(143)
Share-based awards issued	2,108	—	18	—	—	—	18
Share-based compensation	—	—	54	—	—	—	54
Tax benefits from share-based awards issued	—	—	4	—	—	—	4
Separation related tax and pension adjustments	—	—	62	—	—	—	62
Reduction in cash payable to Agilent	—	—	25	—	—	—	25
Balance as of October 31, 2015	169,591	$2	$1,165	$614	$(479)	$—	$1,302
The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
1.     OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview.    Keysight Technologies, Inc. ("we", "us", "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing core electronic design and test solutions to communications and electronics industries.
Separation from Agilent. On November 1, 2014, Keysight became an independent publicly-traded company through the distribution by Agilent Technologies Inc. ("Agilent") of 100 percent of the outstanding common stock of Keysight to Agilent's shareholders (the "Separation"). Each Agilent shareholder of record as of the close of business on October 22, 2014 received one share of Keysight common stock for every two shares of Agilent common stock held on the record date. Approximately 167 million shares of Keysight common stock were distributed on November 1, 2014 to Agilent shareholders. Keysight's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission ("SEC") on October 6, 2014. Keysight's common stock began trading "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.
Acquisition of Anite. On August 13, 2015, we acquired all share capital of Anite plc ("Anite") for a cash price of approximately $558 million, net of $43 million of cash acquired. Anite is a U.K.-based global company and a leading supplier of wireless test solutions with strong software expertise. This acquisition expands our solutions offering in wireless research and development design and test. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with comprehensive wireless solutions. Anite also has a Network Test business that brings innovative solutions that help deliver an outstanding experience for mobile users in the network. Anite results are included in Keysight's consolidated financial statements from the date of acquisition and are reported in the measurement solutions segment. For additional details related to the acquisition of Anite, see Note 3, "Acquisitions."
Basis of presentation.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the SEC and in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
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
Management is responsible for the fair presentation of the accompanying combined and consolidated financial statements, prepared in accordance with U.S. GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying combined and consolidated financial statements contain all adjustments necessary to present fairly our consolidated balance sheet and our combined and consolidated statement of operations, statement of comprehensive income, statement of cash flows and statement of equity for all periods presented.
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
We also evaluate whether collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist on which a portion of the total fee would be allocated based on vendor-specific objective evidence ("VSOE"). When VSOE is not available we then use third-party evidence ("TPE") or management's best estimate of selling price ("ESP").
Service revenue.    Revenue from services includes repair and calibration services, extended warranty, customer and software support, consulting, training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. For example, customer support contracts are recognized rateably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.
Revenue recognition for arrangements with multiple deliverables.    Our multiple-element arrangements are generally comprised of a combination of measurement instruments, installation or other start-up services, and/or software and/or support or services. Hardware and software elements are typically delivered at the same time and revenue is recognized upon delivery and acceptance, if required, once title and risk of loss pass to the customer. Delivery of installation, start-up services and other services varies based on the complexity of the equipment, staffing levels in a geographic location and customer preferences, and can range from a few days to a few months. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. Revenue from the sale of software products that are not required to deliver the tangible product's essential functionality are accounted for under software revenue recognition rules which require VSOE of fair value to allocate revenue in a multiple-element arrangement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.
We evaluate the deliverables in our multiple-element arrangements and conclude that they are separate units of accounting if it is determined the delivered item or items have value to the customer on a standalone basis. For arrangements that include a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) has been determined to be probable and substantially in our control. We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.
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
Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2015 and 2014 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.
Share-based compensation.  Prior to our separation from Agilent, our employees historically participated in Agilent’s various incentive award plans, including employee stock options, restricted stock units and the employee stock purchases made under Agilent’s Employee Stock Purchase Plan ("Agilent's ESPP”) and we participated in Agilent’s share-based compensation plans and recorded share-based compensation expense based on the equity awards granted to our employees. We recorded compensation expense based on expenses for the awards to our employees as well as an allocation of Agilent’s corporate and shared services employee expenses.
In 2015, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under Keysight's Employee Stock Purchase Plan ("Keysight's ESPP") and performance share awards under Keysight Technologies, Inc. Long-Term Performance ("Keysight's LTP") Program using the estimated grant date fair value method of accounting. In 2014 and 2013, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under Agilent's ESPP and performance share awards under Agilent Technologies, Inc. Long-Term Performance ("Agilent's LTP") Program using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $55 million in 2015, $44 million in 2014 and $43 million in 2013.
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
Warranty.    Our standard warranty term for most of our products from the date of delivery is typically three years, which increased from one year in the second quarter of fiscal 2013. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product revenue. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. See Note 17, "Guarantees."
We also sell extended warranties that provide warranty coverage beyond the standard warranty term. Revenue associated with extended warranties is deferred and recognized over the extended coverage period.
Taxes on income.    Income tax expense is based on income or loss before taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.

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
Goodwill and other intangible assets.    Goodwill is assessed for impairment at least annually in the fourth quarter, as of September 30, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with the authoritative accounting guidance we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we are required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.
As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In fiscal 2014, in conjunction with the planned separation, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments, which are also our reporting units. In fiscal year 2015, we assessed goodwill impairment by performing a qualitative test for our two reporting units, which consisted of our two segments, Measurement Solutions and Customer Support and Services. Based on the results of our testing, it was determined that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill during the years ended October 31, 2015, 2014 and 2013.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 15 years. No impairments of purchased intangible assets were recorded during the year ended October 31, 2015, 2014 and 2013.
We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. Due to cancellation of a specific IPR&D project, we recorded an impairment of $1 million in 2013. There were no impairments in fiscal years 2015 and 2014. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired.
Advertising. Advertising costs are expensed as incurred and amounted to $27 million in 2015, $22 million in 2014 and $16 million in 2013.
Research and development.  Costs related to the research, design and development of our products are charged to research and development expense as they are incurred.
Sales taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.
Investments. Cost method investments consisting of non-marketable equity securities are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. In 2015, cost method investments with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which is included in other income (expense), net. There were no impairments recognized in 2014 and 2013.

Net income per share.    Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits and shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options, unamortized share-based compensation expense and tax benefits or shortfalls are assumed proceeds to be used to repurchase hypothetical shares.
Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014. See Note 7, "Net Income Per Share."
Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original maturity or remaining maturity at the time of purchase is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
As of October 31, 2015, approximately $338 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.
We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.
Fair value of financial instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was below the carrying value by approximately $8 million as of October 31, 2015 and exceeded the carrying value by approximately $1 million as of October 31, 2014. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements," for additional information on the fair value of financial instruments.
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
Credit risk is mitigated through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2015 or 2014.
Derivative instruments.    We are exposed to global foreign currency exchange rate risk in the normal course of business. We enter into foreign exchange hedging contracts, primarily forward contracts and purchased options to manage financial exposures resulting from changes in foreign currency exchange rates. Foreign currency exposures include committed and anticipated revenue and expense transactions (cash flow exposure) and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary (balance sheet exposure). For cash flow hedges, contracts are designed at inception as hedges of the related foreign currency exposures. For option contracts, we exclude time value from the measurement of effectiveness. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions at the inception of the hedge. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items. Our foreign exchange hedging contracts generally mature within twelve months. In order to manage foreign currency exposures in a few limited jurisdictions we may enter into foreign exchange contracts that do not qualify for hedge accounting. In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for speculative trading purposes.
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
Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $63 million and $70 million as of October 31, 2015 and 2014, respectively.
Foreign currency translation.    We translate and remeasure balance sheet and statement of operations items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using monthly exchange rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses that were allocated to us by Agilent prior to separation, are reported in other income (expense), net and were a $5 million gain for 2015, zero for 2014, and a $4 million loss for 2013.

Retirement plans and post-retirement benefit plan assumptions.  Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually. See Note 16, "Retirement Plans and Post-Retirement Pension Plans."
2.    NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB amended the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the impact of adopting this guidance to our combined and consolidated financial statements.
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
In August 2015, the FASB issued guidance to simplify presentation of debt issuance costs associated with line of credit arrangements. The standard clarifies the SEC's position on presenting and measuring debt issuance costs incurred in connection with line of credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.
In September 2015, the FASB issued guidance that requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under the standard, if the initial accounting for a business combination is incomplete at the end of the reporting period in which the combination occurs, the acquirer would no longer be required to revise its comparative information for changes to the provisional amounts recognized as of the acquisition date during the measurement period. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance in the fourth quarter of 2015. We do not expect a material impact to our combined and consolidated financial statements due to the adoption of this guidance.
In November 2015, the FASB issued guidance that requires deferred income tax liabilities and assets to be classified as noncurrent. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are still in the process of evaluating the effect of adoption on our financial statements.
Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our combined and consolidated financial statements upon adoption.

3. ACQUISITION OF ANITE

On August 13, 2015, we acquired all share capital of Anite. Anite is a U.K.-based global company with strong software expertise and a leading supplier of wireless test solutions. As a result of the acquisition, Anite has become a wholly-owned subsidiary of Keysight. Accordingly, the results of Anite are included in Keysight's consolidated financial statements from the date of the acquisition. For the period from August 14, 2015 to October 31, 2015, Anite's net revenue was $25 million and net loss was $14 million. This acquisition strengthens our wireless software design and test portfolio and its Network Test business expands our served addressable market. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with more comprehensive wireless solutions. Anite’s Network Test business will also enable us to provide innovative solutions that help customers deliver an outstanding experience for mobile users in the network.

The consideration paid was approximately $558 million, net of $43 million of cash acquired. We funded the acquisition using our existing cash. In connection with the acquisition of Anite, we entered into several foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in British Pound ("GBP") currency. The aggregate notional amount of the currencies hedged was $608 million. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $2 million and was recorded in other income (expense), net in the consolidated statement of operations for the year ended October 31, 2015.

The Anite acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Keysight at their estimated fair values. Keysight determined the estimated fair values with the assistance of appraisals or valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. We expect to leverage and expand the existing sales channels and product development resources, and utilize the assembled workforce. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Anite's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

All goodwill was allocated to the measurement solutions reporting unit. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $47 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table below.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of August 13, 2015 (in millions):

Cash and cash equivalents	$43
Accounts receivable	32
Inventory	19
Deferred tax assets	1
Other current assets	10
Property, plant and equipment	34
Intangible assets	244
Goodwill	317
Long-term deferred tax assets	4
Total assets acquired	704
Accounts payable	(10)
Employee compensation and benefits	(3)
Deferred revenue	(17)
Income and other taxes payable	(1)
Other accrued liabilities	(20)
Other long-term liabilities	(50)
Net assets acquired	$603

The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment, intangible assets, and deferred revenue were determined with the input from third-party valuation specialists. The fair values of certain other assets and certain other liabilities were determined internally using historical carrying values and estimates made by management. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

Valuations of intangible assets acquired

The components of intangible assets acquired in connection with the Anite acquisition were as follows (in millions):

	Estimated Fair Value	Estimated useful life
Developed product technology	$182	6 years
Customer relationships	31	8 years
Tradenames and trademarks	19	10 years
Total intangible assets subject to amortization	232
In-process research and development	12
Total intangible assets	$244

As noted above, the intangible assets were valued with input from valuation specialists using the income approach, which includes the discounted cash flow, cost-savings, and relief from royalty methods. The in-process research and development was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. Discount rates of 11% and 11.5%

were used to value the research and development projects, adjusted to reflect additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all Anite in-process research and development were estimated at approximately $1 million as of the close date.

Acquisition and integration costs directly related to the Anite acquisition totaled $14 million for the year ended October 31, 2015 and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

The following represents pro forma operating results as if Anite had been included in the company's combined and consolidated statements of operations as of the beginning of fiscal 2014 (in millions, except per share amounts):

	2015	2014
Net revenue	$2,998	$3,096
Net income	$510	$422
Net income per share - Basic	$3.02	$2.53
Net income per share - Diluted	$2.98	$2.53

The pro forma financial information assumes that the companies were combined as of November 1, 2013 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, the impact on cost of sales due to the respective estimated fair value adjustments to inventory, and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014.

The unaudited pro forma financial information for the year ended October 31, 2015 combines the historical results of Keysight for the year ended October 31, 2015 (which includes Anite after the acquisition date) and for Anite for the nine months ended July 31, 2015.

The unaudited pro forma financial information for the year ended October 31, 2014 combines the historical results of Keysight and Anite for the year ended October 31, 2014.

4.    TRANSACTIONS WITH AGILENT
Prior to the separation, we were the Electronic Measurement segment of Agilent. After the Capitalization and prior to November 1, 2014, our transactions with Agilent were considered related-party transactions since Agilent owned 100% of our outstanding common stock.
The amount of materials and services sold by us to other Agilent businesses was immaterial for the years ended October 31, 2015, 2014 and 2013 and we did not purchase any materials from the other Agilent businesses for those respective periods.
Allocated Costs
The combined and consolidated statement of operations includes our direct expenses for cost of products and services sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Agilent to us. Prior to Separation, these allocated expenses include costs of information technology, accounting and legal services, real estate and facilities, corporate advertising, insurance services, treasury and other corporate and infrastructure services and costs for central research and development efforts. In addition, other costs allocated to us include restructuring costs, share-based compensation expense and retirement plan expenses related to Agilent’s corporate and shared services employees and are included in the table below. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. These costs have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other measures.

Allocated costs included in the accompanying combined statement of operations are as follows:

	Years ended October 31,
	2015	2014	2013
Cost of products and services	$—	$96	$93
Research and development	—	44	54
Selling, general and administrative	—	273	257
Other (income) expense	—	(4)	(4)
Total allocated costs	$—	$409	$400
Fiscal 2014 includes allocated costs related to the period prior to the Capitalization.

Receivable from and Payable to Agilent

	October 31,
	2015	2014
Receivable from Agilent	$—	$23
Payable to Agilent	$—	$125

The payable to Agilent was reduced by $25 million during the first quarter of fiscal 2015 as a result of finalization of discussions with Agilent as provided in the separation and distribution agreement. This adjustment was reflected as an increase in additional paid-in-capital in the condensed consolidated balance sheet. The remaining receivables from and payables to Agilent were settled as of October 31, 2015.

5.    SHARE-BASED COMPENSATION
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

Description of Keysight’s Share-Based Plans

Incentive compensation plans.    The 2014 Equity and Incentive Compensation Plan (the "2014 Stock Plan") was originally adopted by the Board of Directors ("the Board") on July 16, 2014, subsequently amended and restated by the Board on September 29, 2014 and on January 22, 2015 and became effective as of November 1, 2014 (the “Effective Date”). The Board initially reserved 25 million shares of company common stock that may be issued under the 2014 Stock Plan, plus any shares forfeited or cancelled under the 2014 Stock Plan and subsequently reduced the number to 17 million shares. The 2014 Stock Plan provides for the grant of awards in the form of stock options, SARs, restricted stock, RSUs, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2015, approximately 8 million shares were available for future awards under the 2014 Stock Plan.
Stock options granted under the 2014 Stock Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and generally have a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

Effective November 1, 2014, the Compensation Committee of the Board of Directors approved the Performance awards plan, which is a performance stock award program administered under the 2014 Stock Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Performance awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison set at the beginning of the performance period. Based on the performance metrics the final award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the Performance awards program is three years. We consider the dilutive impact of this program in our diluted net income per share calculation only to the extent that the performance conditions are met.
Restricted stock units under our share-based plans are granted to directors, executives and employees. The estimated fair value of the restricted stock unit awards granted under the 2014 Stock Plan is determined based on the market price of Keysight common stock on the date of grant. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant.

Effective November 1, 2014, the company adopted the employee stock purchase plan. The ESPP allows eligible employees to contribute up to ten percent of their base compensation to purchase shares of Keysight common stock at 85 percent of the closing market price at purchase date. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding shares of Keysight common stock on November 1, or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.

Under our ESPP, employees purchased 493,289 shares for $14 million in 2015. As of October 31, 2015, the number of shares of common stock authorized and available for issuance under our ESPP was 24,506,711. The number of securities remaining available for future issuance is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution totaling $15 million as of October 31, 2015. Under Agilent's ESPP, our employees purchased 878,816 shares of Agilent for $40 million in 2014 and 764,113 shares of Agilent for $25 million in 2013. The shares purchased by our employees in 2014 include the shares purchased for the second half of 2014 ESPP purchase period. These shares were purchased one month in advance on October 1, 2014, due to separation activities.
Impact of Share-based Compensation Awards
All share-based awards compensation expense has been recognized using a straight-line amortization method and as required by guidance, has been reduced for estimated forfeitures.
The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Cost of products and services	$12	$11	$9
Research and development	9	7	7
Selling, general and administrative	34	26	27
Total share-based compensation expense	$55	$44	$43

At October 31, 2015 and 2014 there was no share-based compensation capitalized within inventory. The income tax benefit realized from the exercised stock options and similar awards recognized was $4 million in 2015, $4 million in 2014 and zero in 2013. The weighted average grant date fair value of options, granted in 2015, 2014 and 2013 was $9.20, $18.73 and $12.18 per share, respectively.

Valuation Assumptions
The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Years Ended October 31,
	2015	2014	2013
Stock Option Plans:
Weighted average risk-free interest rate	1.60%	1.69%	0.86%
Dividend yield	0%	1%	1%
Weighted average volatility	31%	39%	39%
Expected life	4.9 years	5.8 years	5.8 years
LTP Program:
Volatility of Keysight shares (Agilent shares for FY13)	26%	—	37%
Volatility of selected peer-company shares	17%-67%	—	6%-64%
Price-wise correlation with selected peers	38%	—	49%
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
For the year ended October 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. For the year ended October 31, 2014 and 2013, we used the historical volatility of Agilent stock to estimate the volatility for stock option awards. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.
As of November 1, 2014, Agilent’s fiscal 2013 LTP Program grants to Keysight executives are classified as liability awards in our combined and consolidated financial statements as the payout of Keysight shares is dependent upon Agilent Total Shareholder Return (“TSR”) as compared to its peer companies at the end of fiscal 2015. The final payout resulted in reversal of $4 million of expense recorded for those awards.

Share-based Payment Award Activity

Employee Stock Options
The following table summarizes employee stock option award activity made to our employees and directors for 2015:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2014	2,202	$36
Keysight converted at October 31, 2014 (a)	3,947	$20
Granted	968	$31
Exercised	(830)	$16
Forfeited and expired	(60)	$18
Outstanding at October 31, 2015	4,025	$24

(a)
Awards outstanding/unvested held by Keysight employees on October 31, 2014 were converted into Keysight awards to maintain their pre-distribution intrinsic value based on Agilent’s closing stock price of $55.28 on October 31, 2014.  The adjusted number of awards were calculated using the post-spin Keysight stock price of $30.80, which is the volume-weighted average trading price of Keysight Shares over the first two trading sessions immediately after the Distribution Date, computed by dividing (i) the aggregate sales price of all shares sold over the NYSE during such two trading sessions, by (ii) the number of such sold shares.

Forfeited and expired options from total cancellations in 2015 were as follows:

	Options canceled	Weighted Average Exercise Price
	(in thousands)
Forfeited	16	$27
Expired	44	$15
Total options canceled during 2015	60	$18

The options outstanding and exercisable for equity share-based payment awards at October 31, 2015 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	2,314	4.2	$19	$32,648	1,714	3.4	$19	$24,928
$25.01 - 30	737	8.1	$30	2,400	182	8.1	$30	591
$30.01 - 40	974	9.0	$31	2,020	3	8.4	$31	5
	4,025	6.1	$24	$37,068	1,899	3.8	$20	$25,524
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on Keysight's closing stock price of $33.08 at October 31, 2015, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2015 was approximately 1.9 million.
The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2015, 2014 and 2013:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2013	$26,808	$28
Black-Scholes per share value of options granted during fiscal 2013			$12
Options exercised in fiscal 2014	$39,886	$30
Black-Scholes per share value of options granted during fiscal 2014			$19
Options exercised in fiscal 2015	$15,160	$16
Black-Scholes per share value of options granted during fiscal 2015			$9
As of October 31, 2015 the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $5 million, which is expected to be amortized over a weighted average period of 2.4 years. See Note 6, "Income Taxes," for the tax impact on share-based award exercises.

Non-vested Awards
The following table summarizes non-vested award activity in 2015 primarily for our LTP Program and restricted stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at October 31, 2014	1,422	$44
Keysight converted at October 31, 2014 (a)	2,552	$25
Granted	1,725	$33
Vested	(1,052)	$25
Forfeited	(39)	$29
Change in LTP Program shares vested in the year due to performance conditions	(66)	$28
Non-vested at October 31, 2015	3,120	$29

(a)
Awards outstanding/unvested held by Keysight employees on October 31, 2014 were converted into Keysight awards to maintain their pre-distribution intrinsic value based on Agilent’s closing stock price of $55.28 on October 31, 2014.  The adjusted number of awards were calculated using the post-spin Keysight stock price of $30.80, which is the volume-weighted average trading price of Keysight Shares over the first two trading sessions immediately after the Distribution Date, computed by dividing (i) the aggregate sales price of all shares sold over the NYSE during such two trading sessions, by (ii) the number of such sold shares.

As of October 31, 2015 the unrecognized share-based compensation cost for non-vested restricted stock awards, net of expected forfeitures, was approximately $33 million, which is expected to be amortized over a weighted average period of 2.2 years. The total fair value of restricted stock awards vested was $36 million for 2015, $29 million for 2014 and $12 million for 2013.
6.    INCOME TAXES
The domestic and foreign components of income before taxes are:

	Year Ended October 31,
	2015	2014	2013
	(in millions)
U.S. operations	$(6)	$(18)	$14
Non-U.S. operations	394	493	487
Total income before taxes	$388	$475	$501
The provision (benefit) for income taxes is comprised of:

	Year Ended October 31,
	2015	2014	2013
	(in millions)
U.S. federal taxes:
Current	$12	$(11)	$10
Deferred	(7)	25	12
Non-U.S. taxes:
Current	24	62	16
Deferred	(158)	(4)	3
State taxes, net of federal benefit:
Current	1	9	4
Deferred	3	2	(1)
Total provision (benefit) for income taxes	$(125)	$83	$44
The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included in the combined and consolidated balance sheet are:

	October 31,
	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$12	$(1)	$20	$—
Intangibles	131	(15)	35	(6)
Property, plant and equipment	25	(11)	28	(10)
Warranty reserves	20	—	18	—
Pension benefits	66	(18)	61	(18)
Employee benefits, other than retirement	27	—	26	—
Net operating loss, capital loss, and credit carryforwards	135	—	127	—
State taxes	—	—	6	—
Unremitted earnings of foreign subsidiaries	—	(33)	—	(53)
Share-based compensation	23	—	15	—
Deferred revenue	36	(3)	42	(1)
Other	11	(7)	3	(11)
Subtotal	486	(88)	381	(99)
Tax valuation allowance	(46)	—	(39)	—
Total deferred tax assets or deferred tax liabilities	$440	$(88)	$342	$(99)
The significant increase in 2015 as compared to 2014 for deferred tax assets primarily relates to the $219 million in net deferred tax assets arising from the confirmation received from the Singaporean government that we would entitled to amortize the value of certain intangible property rights we received from Agilent in the separation. Through 2015, $88 million of this asset has been amortized for tax purposes. Further, the acquisition of Anite impacted the deferred tax assets and liabilities, primarily through the addition of $34 million of deferred tax assets for capital losses, which have a full valuation allowance. Lastly, due to the separation from Agilent, for fiscal 2015, Keysight is no longer reporting under the separate return methodology; therefore, current and non-current deferred tax assets decreased by approximately $4 million and $43 million, respectively. This decline was primarily related to the decrease in tax attributes of $83 million offset by a decrease in foreign unremitted earnings of approximately $53 million and valuation allowance of $36 million that are not retained by Keysight upon separation. We continue to be in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements.
We record U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. As of October 31, 2015 we recognized a $33 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered permanently reinvested. As of October 31, 2015 the cumulative amount of undistributed earnings considered permanently reinvested was $1.1 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the company’s foreign operations. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.
The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2015 and 2014:

	October 31,
	2015	2014
	(in millions)
Current deferred tax assets	$74	$83
Long-term deferred tax assets	295	163
Current deferred tax liabilities (included within other accrued liabilities)	(2)	(1)
Long-term deferred tax liabilities (included within other long-term liabilities)	(15)	(2)
Total	$352	$243

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

The valuation allowance as of October 31, 2015 of $46 million is mainly related to deferred tax assets for capital losses in the U.K. We will maintain a valuation allowance until sufficient positive evidence exists to support reversal. The increase in valuation allowance from October 31, 2014 to October 31, 2015 includes a reduction in the valuation allowance for amounts that are not retained by Keysight upon separation offset by the valuation allowance on certain acquired deferred tax assets.

At October 31, 2015, we had U.S. federal net operating loss carryforwards from acquired entities of approximately $3 million and tax credit carryforwards of approximately $1 million. The federal net operating losses expire in 2035, and the federal tax credits expire in 2025, if not utilized. The federal loss and credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2015, we also had foreign net operating loss carryforwards of approximately $1,519 million. Of this foreign loss, $39 million will expire in years beginning 2019 through 2023 if not utilized. The remaining $1,480 million has an indefinite life, of which $13 million relates to acquired entities. At October 31, 2015, we had foreign capital loss carryforwards of approximately $177 million with an indefinite life and $2 million of tax credits in foreign jurisdictions with an indefinite life, of which $170 million and $2 million relate to acquired entities, respectively. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in the U.S. and foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.

The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefit totals zero as of October 31, 2015 and will be accounted for as a credit to shareholders' equity, if and when realized, through a reduction in income taxes payable. We have recognized approximately $4 million as a credit to shareholders' equity for cumulative excess tax benefits related to stock and stock option plans that have been realized as of October 31, 2015.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2015	2014	2013
	(in millions)
Profit before tax times statutory rate	$136	$166	$175
State income taxes, net of federal benefit	3	6	2
Non-U.S. income taxed at different rates	(107)	(113)	(147)
Singapore tax incentives through amortization	(219)	—	—
Retroactive Singapore tax rate incentive impact	(15)
Repatriation of foreign earnings	—	62	8
Foreign earnings not considered indefinitely reinvested	33	—	—
Change in unrecognized tax benefits	33	(39)	6
Valuation allowances	—	(5)	—
Other, net	11	6	—
Provision (benefit) for income taxes	$(125)	$83	$44
Effective tax rate	(32)%	18%	9%
We benefit from tax incentives in several different jurisdictions, most significantly in Singapore, and several jurisdictions have granted or are anticipated to grant us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2016 and 2023. The impact of the tax incentives decreased income taxes by $250 million, $40 million and $68 million in 2015, 2014, and 2013, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $1.46, $0.41, and $0.57 in 2015, 2014 and 2013, respectively. Of the $1.46 benefit of the tax incentives on net income per share (diluted) in 2015, $1.21 benefit relates to one- time items due to the retroactive granting of the Singapore tax incentives.

For 2015, the effective tax rate was a benefit of 32 percent, which is lower than the U.S. statutory rate primarily due to the retroactive benefit of two tax incentives in Singapore approved during 2015. Also, the tax rate was lower than the U.S. statutory rate due to the mix of earnings in the non-U.S. jurisdictions taxed at lower statutory tax rates.

For 2014, the effective tax rate was 18 percent.  The 18 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory tax rates; in particular Singapore, where we benefited from tax incentives for the first three quarters of 2014, which resulted in $40 million lower income tax expense. The 2014 rate was also favorably impacted by a $55 million benefit from a prior year reserve release, which was offset by $62 million tax expense as a result of the repatriation of foreign earnings.

For 2013 the effective tax rate was 9 percent. The 9 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we benefited from tax incentives.

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2015 and 2014:

	October 31,
	2015	2014
	(in millions)
Current income tax liabilities (included within income and other taxes payable)	$(3)	$(60)
Long-term income tax liabilities (included within other long-term liabilities)	(14)	(82)
Total	$(17)	$(142)
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
The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2015	2014	2013
	(in millions)
Balance, beginning of year	$129	$173	$162
Reductions due to spin transaction	(113)	—	—
Additions due to acquisition	2	—	—
Additions for tax positions related to the current year	34	10	9
Additions for tax positions from prior years	2	9	5
Reductions for tax positions from prior years	(4)	(59)	(2)
Settlements with taxing authorities	—	(1)	—
Statute of limitations expirations	—	(3)	(1)
Balance, end of year	$50	$129	$173
As of October 31, 2015 we had $50 million of unrecognized tax benefits which, if recognized, would affect our effective tax rate. Under the terms of the tax matters agreement, the unrecognized tax benefits as of separation differed from the amount allocated using the separate return methodology, therefore, a $113 million reduction in the unrecognized tax benefits occurred between October 31, 2014 and October 31, 2015 upon separation.
We recognized a tax expense of zero, a tax expense of $4 million and a tax expense of $2 million of interest and penalties related to unrecognized tax benefits in 2015, 2014 and 2013, respectively. Interest and penalties accrued as of October 31, 2015 and 2014 were $1 million and $8 million, respectively.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014, through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2005. For certain entities acquired during 2015, the tax years also remain open back to the year 2005. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

7.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below.

	Year Ended October 31,
	2015	2014	2013
	(in millions)
Numerator:
Net income	$513	$392	$457
Denominator:
Basic weighted-average shares(a)	169	167	167
Potential common shares— stock options and other employee stock plans	2	—	—
Diluted weighted-average shares(a)	171	167	167
(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the year ended October 31, 2014 and 2013 is calculated using the shares distributed on November 1, 2014.

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls recorded to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. The total number of share-based awards issued in 2015 was2 million.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the year ended October 31, 2015, no options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the year ended October 31, 2015, we excluded 46,300 shares from the calculation of diluted earnings per share.

8.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $40 million in 2015, $4 million in 2014 and zero in 2013. Cash paid for interest was $46 million in 2015 and zero in 2014 and 2013.

9.    INVENTORY

	October 31,
	2015	2014
	(in millions)
Finished goods	$235	$219
Purchased parts and fabricated assemblies	252	279
Inventory	$487	$498
Inventory-related excess and obsolescence charges of $28 million were recorded in total cost of products in 2015, $33 million in 2014 and $21 million in 2013. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.
10.    PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2015	2014
	(in millions)
Land	$61	$61
Buildings and leasehold improvements	653	627
Machinery and equipment	915	867
Total property, plant and equipment	1,629	1,555
Accumulated depreciation and amortization	(1,111)	(1,085)
Property, plant and equipment, net	$518	$470
Asset impairments were zero in 2015, 2014 and 2013. Depreciation expense was $81 million in 2015, $74 million in 2014 and $65 million in 2013.
11.   GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances at October 31, 2015, 2014 and 2013 and the movements in 2015 and 2014 for each of our reportable segments are shown in the table below:

	Customer Support and Services	Measurement Solutions	Total
	(in millions)
Goodwill as of October 31, 2013	$54	$365	$419
Foreign currency translation impact	(4)	(28)	(32)
Goodwill arising from acquisitions and other adjustments	5	—	5
Goodwill as of October 31, 2014	$55	$337	$392
Foreign currency translation impact	(2)	(17)	(19)
Goodwill arising from acquisitions and other adjustments	10	317	327
Goodwill as of October 31, 2015	$63	$637	$700

The component parts of other intangible assets at October 31, 2015 and 2014 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Developed technology	$125	$114	$11
Backlog	4	4	—
Trademark/Tradename	1	1	—
Customer relationships	32	25	7
Total amortizable intangible assets	$162	$144	$18
In-Process R&D	—	—	—
Total	$162	$144	$18
As of October 31, 2015:
Developed technology	$305	$125	$180
Backlog	4	4	—
Trademark/Tradename	20	2	18
Customer relationships	64	28	36
Total amortizable intangible assets	$393	$159	$234
In-Process R&D	12	—	12
Total	$405	$159	$246
In 2015, we recorded additions to goodwill of $327 million related to two businesses including the Anite acquisition discussed in Note 3, "Acquisitions." During the year, we also recorded$246 million of additions to other intangibles related to the same acquisitions. We recorded $3 million of foreign exchange translation impact to other intangibles in 2015.
In 2014, we recorded additions to goodwill of $5 million related to the acquisition of a business. During the year, we also recorded$6 million of additions to other intangibles related to the same business.
Amortization of intangible assets was $15 million in 2015, $8 million in 2014, and $9 million in 2013. In addition, we recorded $1 million of impairments of other intangibles related to the cancellation of an in-process research and development project during 2013. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $43 million in 2016, $39 million for 2017, $36 million for 2018, $36 million for 2019, $36 million in 2020, and$44 million thereafter.
12.   INVESTMENTS
Equity Investments
The following table summarizes the company's equity investments as of October 31, 2015 and 2014 (net book value):

	October 31,
	2015	2014
	(in millions)
Long-Term
Cost method investments	$17	$15
Trading securities	12	13
Available-for-sale investments	41	35
Total	$70	$63
Cost method investments consist of non-marketable equity securities and one fund and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in stockholders' equity.
In June 2015, we purchased $7 million of preferred stock of a privately held radio frequency microstructure company. We are accounting for this investment using the cost method.

Investments in available-for-sale securities at estimated fair value were as follows:

	October 31, 2015				October 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Equity securities	$15	$26	$—	$41	$15	$20	$—	$35
All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. In 2015, other cost method investments with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which is included in other income (expense), net. There were no impairments recognized in 2014 and 2013.
There were no realized gains on the sale of available-for-sale securities in 2015, 2014 and 2013. Net unrealized gains and losses on our trading securities portfolio were $1 million of unrealized gains in 2015, $1 million of unrealized gains in 2014 and $2 million of unrealized gains in 2013. Realized gains from the sale of cost method securities was zero for 2015, 2014 and 2013.

13.   FAIR VALUE MEASUREMENTS
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 were as follows:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$295	$295	$—	$—
Derivative instruments (foreign exchange contracts)	1	—	1	—
Long-term
Trading securities	12	12	—	—
Available-for-sale investments	41	41	—	—
Total assets measured at fair value	$349	$348	$1	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Long-term
Deferred compensation liability	12	—	12	—
Total liabilities measured at fair value	$22	$—	$22	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$634	$634	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	13	13	—	—
Available-for-sale investments	35	35	—	—
Total assets measured at fair value	$691	$682	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—
Long-term
Deferred compensation liability	13	—	13	—
Total liabilities measured at fair value	$16	$—	$16	$—
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
14.   DERIVATIVES
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
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the combined and consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the combined and consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. The income statement charge for ineffectiveness in 2015, 2014 and 2013 was not significant.

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
In connection with the acquisition of Anite plc ("Anite"), which closed on August 13, 2015 (see Note 3, "Acquisitions"), Keysight entered into foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in British Pound ("GBP") currency. The aggregate notional amount of the currencies hedged was $608 million. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $2 million and was recorded in other income (expense) in the consolidated statement of operations for the year ended October 31, 2015.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2015 was $10 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2015.

There were 87 foreign exchange forward contracts open as of October 31, 2015 and designated as cash flow hedges. There were 76foreign exchange forward contracts and 1 foreign exchange option contract open as of October 31, 2015 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2015 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts	Option Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$—	$92	42
British Pound	—	—	14	—
Singapore Dollar	9	—	—	—
Malaysian Ringgit	81	—	(5)	—
Japanese Yen	(76)	—	(29)	—
Other	—	—	7	—
	$14	$—	$79	$42

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the combined and consolidated balance sheet as of October 31, 2015 and 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2015	October 31, 2014	Balance Sheet Location	October 31, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$—	$7	Other accrued liabilities	$8	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	2	Other accrued liabilities	2	2
Total derivatives	$1	$9		$10	$3
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our combined and consolidated statement of operations was as follows:

	2015	2014	2013
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Gain (loss) recognized in accumulated other comprehensive income	$(15)	$5	$—
Gain (loss) reclassified from accumulated other comprehensive income into cost of products	$(1)	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(7)	$3	$—
The estimated net amount of existing loss at October 31, 2015 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $9 million.

15.  RESTRUCTURING
We initiated a targeted workforce reduction program in July 2015 that is expected to reduce Keysight's total headcount by approximately 104 employees, representing approximately 1 percent of our global workforce. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program is designed to restructure our operations and cost structure for optimization of resources and cost savings.

We also announced a Pre-retirement notification program for retirement-eligible employees to provide early notice of their planned retirement in return for severance benefits. The program is entirely voluntary and can be initiated only by an employee. Approximately 160 employees of our total workforce opted for early retirement under this program as of October 31, 2015.

When completed, the restructuring programs are expected to result in operational savings and efficiency while maintaining our focus on growing the business. We expect to complete a majority of these actions by the end of first quarter of fiscal year 2016.

A summary of balances and restructuring activity is shown in the table below:

	Workforce reduction	U.S. Pre-retirement Plan
	(in millions)
Balance as of October 31, 2014	$1	$—
Income statement expense	8	8
Cash payments	(5)	(6)
Balance as of October 31, 2015	$4	$2

The restructuring accrual of $4 million at October 31, 2015 relating to workforce reduction are recorded in other accrued liabilities, and $2 million related to the Pre-Retirement Notification program is included in employee compensation and benefits in the condensed consolidated balance sheet.

A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Year ended
	October 31,
	2015	2014

Cost of products and services	$4	$(1)
Research and development	2	(1)
Selling, general and administrative	10	(1)
Total restructuring and other related costs	$16	$(3)

16.   RETIREMENT PLANS AND POST-RETIREMENT PENSION PLANS
General.  Prior to the Capitalization, substantially all of our employees were covered under various defined benefit and/or defined contribution retirement plans sponsored by Agilent. All defined benefit retirement plans and the post-retirement health care plan were considered multi-employer plans. As a result, no asset or liability was recorded by us to recognize the funded status in our combined and consolidated balance sheet until the Capitalization. At the Capitalization, the assets and liabilities of these plans that were allocable to Keysight employees were transferred to Keysight plans. Plan assets of $2,037 million, benefit obligations of $2,157 million and $344 million of accumulated other comprehensive loss ($270 million, net of tax) were recorded for the plans transferred to us. In 2015, additional plan assets of $9 million that were allocable to Keysight employees were transferred to Keysight plans by Agilent.
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
As of October 31, 2015, the fair value of plan assets of the DPSP for U.S. employees was $300 million. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.
Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans ("Non-U.S. Plans") based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.
401(k) defined contribution plan.    Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $14 million in 2015 and $12 million in 2014, including allocated costs and contributions made from Agilent of $9 million. Agilent allocated costs and made contributions to the 401(k) Plan on our behalf in the amount of $12 million for the year ended October 31, 2013.
Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the U.S. Post-Retirement Benefit Plan. We provide matching contributions to these employees under the 401(k) Plan up to a maximum of 6 percent of the employee's annual eligible compensation.
Post-retirement medical benefit plans.    In addition to receiving retirement benefits, U.S. employees who meet eligibility requirements as of their termination date may participate in the Keysight Technologies, Inc. Health Plan for Retirees ("U.S. Post-Retirement Benefit Plan"). Eligible retirees who were less than age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service (age 54 with 14 or more years of service for workforce managed terminations) are eligible for a fixed amount which can be utilized to pay for premiums under a Keysight sponsored pre-Medicare medical plan, non-Keysight sponsored medical, dental and vision plans purchased in the individual insurance market, as well as Medicare Part A, Medicare Part B and prescription drug premiums. Premiums to purchase other employer-sponsored coverage are not eligible for reimbursement. Eligible retirees who were at least age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service (age 54 with 14 or more years of service for workforce managed terminations) currently choose from managed-care or indemnity options, with the company subsidization level or stipend dependent on a number of factors including eligibility and length of service. Grandfathered retirees receive a fixed monthly subsidy toward pre-65 premium costs (subsidy capped at 2011 levels) and a fixed monthly stipend post-65. The subsidy amounts will not increase.
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

For the years ended October 31, 2015, 2014 and 2013, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income were comprised of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$22	$5	$—	$18	$4	$—	$1	$—	$—
Interest cost on benefit obligation	20	5	—	41	11	—	7	2	—
Expected return on plan assets	(38)	(10)	—	(72)	(19)	—	(13)	(4)	—
Amortization of net actuarial loss	4	1	—	27	7	—	12	2	—
Amortization of prior service credit	(7)	(1)	—	(1)	—	—	(21)	(5)	—
Net periodic benefit cost (benefit)	1	—	—	13	3	—	(14)	(5)	—
Allocated benefit cost (benefit) from Agilent	—	3	9	—	9	23	—	(9)	(10)
Total periodic benefit cost (benefit)	$1	$3	$9	$13	$12	$23	$(14)	$(14)	$(10)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Prior service credits assumed at the Capitalization	$—	$(33)	$—	$—	$(3)	$—	$—	$(102)	$—
Net actuarial loss assumed at the Capitalization	—	40	—	—	367	—	—	75	—
Net actuarial loss	57	5	—	51	39	—	31	7	—
Amortization of net actuarial loss	(4)	(1)	—	(27)	(7)	—	(12)	(2)	—
Amortization of prior service credit	7	1	—	1	—	—	21	5	—
Foreign currency	—	—	—	24	9	—	—	—	—
Total recognized in other comprehensive (income) loss	$60	$12	$—	$49	$405	$—	$40	$(17)	$—
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$61	$15	$9	$62	$417	$23	$26	$(31)	$(10)

Funded status.    As of October 31, 2015 and 2014, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$491	$—	$1,318	$—	$187	$—
Assets received from Agilent	—	490	9	1,358	—	189
Actual return on plan assets	7	7	81	46	2	2
Employer contributions	—	—	48	10	1	—
Benefits paid	(23)	(6)	(33)	(9)	(11)	(4)
Currency impact	—	—	(80)	(87)	—	—
Fair value — end of year	$475	$491	$1,343	$1,318	$179	$187
Change in benefit obligation:
Benefit obligation — beginning of year	$514	$—	$1,429	$—	$206	$—
Liabilities assumed from Agilent	—	508	—	1,446	—	203
Service cost	22	5	18	4	1	—
Interest cost	20	5	41	11	7	2
Plan amendment	—	—	—	(1)	—	—
Actuarial loss	27	2	60	70	20	5
Benefits paid	(24)	(6)	(33)	(9)	(11)	(4)
Currency impact	—	—	(90)	(92)	—	—
Benefit obligation — end of year	$559	$514	$1,425	$1,429	$223	$206
Underfunded status of PBO	$(84)	$(23)	$(82)	$(111)	$(44)	$(19)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$57	$48	$—	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(83)	(22)	(139)	(159)	(44)	(19)
Net liability	$(84)	$(23)	$(82)	$(111)	$(44)	$(19)
Amounts recognized in accumulated other comprehensive income (loss):
Actuarial losses	$97	$44	$430	$408	$99	$80
Prior service credits	(25)	(32)	(4)	(3)	(76)	(97)
Total	$72	$12	$426	$405	$23	$(17)
The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost (benefit) during 2016 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
Amortization of net prior service credit	$(7)	$(1)	$(17)
Amortization of actuarial net loss	$9	$27	$20
Investment policies and strategies as of October 31, 2015.    In the U.S., our RP and U.S. Post-Retirement Benefit Plan target asset allocations are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the U.S., our target asset allocation is from 37 to 60 percent to equities, from 40 to 60 percent to fixed income investments, from zero to 6 percent to real estate investments and from zero to 14 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in capital markets, our actual allocations of plan assets at October 31, 2015, differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.
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
Fair Value.    The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 13, "Fair Value Measurements."
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
The following table presents the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2015 and 2014:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$4	$1	$3	$—
Equity	374	94	280	—
Fixed Income	97	21	76	—
Other Investments	—	—	—	—
Total assets measured at fair value	$475	$116	$359	$—

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$6	$1	$5	$—
Equity	365	86	279	—
Fixed Income	120	40	80	—
Other Investments	—	—	—	—
Total assets measured at fair value	$491	$127	$364	$—

For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2015 and 2014.

The following table presents the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2015 and 2014:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$4	$3	$1	$—
Equity	137	34	103	—
Fixed Income	38	8	30	—
Other Investments	—	—	—	—
Total assets measured at fair value	$179	$45	$134	$—

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$3	$1	$2	$—
Equity	143	34	109	—
Fixed Income	41	14	27	—
Other Investments	—	—	—	—
Total assets measured at fair value	$187	$49	$138	$—
For U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2015 and 2014.

The following table presents the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2015 and 2014:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$7	$2	$5	$—
Equity	709	129	580	—
Fixed Income	624	20	604	—
Other Investments	3	—	3	—
Total assets measured at fair value	$1,343	$151	$1,192	$—

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$5	$2	$3	$—
Equity	672	150	522	—
Fixed Income	603	23	580	—
Other Investments	38	—	21	17
Total assets measured at fair value	$1,318	$175	$1,126	$17
For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2015 and 2014:

	Year Ended
	October 31,
	2015	2014
	(in millions)
Balance, beginning of year	$17	$—
Realized gains	—	—
Unrealized gains/(losses)	—	1
Purchases, sales, issuances, and settlements	(17)	(5)
Transfers in (out)	—	21
Balance, end of year	$—	$17
The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2015 and 2014:

	2015		2014
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$559	$475	$514	$491
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$559	$475	$514	$491
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,061	$921	$1,111	$952
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	364	422	318	366
Total	$1,425	$1,343	$1,429	$1,318

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$527	$475	$5	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	472	491
Total	$527	$475	$477	$491
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$1,031	$921	$1,081	$952
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	354	422	310	366
Total	$1,385	$1,343	$1,391	$1,318

Contributions and estimated future benefit payments.    During fiscal year 2016, we do not expect to contribute to the U.S. Defined Benefit Plans, and expect to contribute $43 million to the Non-U.S. Defined Benefit Plans and $2 million to the U.S. Post-Retirement Benefit Plan. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2016	$35	$35	$17
2017	$38	$37	$17
2018	$39	$40	$18
2019	$42	$45	$17
2020	$47	$48	$17
2021 - 2025	$254	$316	$80
Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and other investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2015 and 2014 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates at October 31, 2015 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The Non-U.S. discount rates at October 31, 2014 were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the Non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic benefit cost for the year ended October 31, 2015 and 2014 were as follows:

	For years ended October 31,
	2015	2014
U.S. Defined Benefit Plans:
Discount rate	4.00%	4.00%
Average increase in compensation levels	3.50%	3.50%
Expected long-term return on assets	8.00%	8.00%
Non-U.S. Defined Benefit Plans:
Discount rate	1.50-4.00%	1.75-4.25%
Average increase in compensation levels	2.50-3.25%	2.50-3.25%
Expected long-term return on assets	4.00-6.50%	4.00-6.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	3.75%	4.00%
Expected long-term return on assets	8.00%	8.00%
Current medical cost trend rate	8.00%	8.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2028
Assumptions used to calculate the benefit obligation as of October 31, 2015 and 2014 were as follows:

	As of the years ended October 31,
	2015	2014
U.S. Defined Benefit Plans:
Discount rate	4.00%	4.00%
Average increase in compensation levels	3.00%	3.50%
Non-U.S. Defined Benefit Plans:
Discount rate	0.76-3.80%	1.50-4.00%
Average increase in compensation levels	2.50-3.50%	2.50-3.25%
U.S. Post-Retirement Benefits Plan:
Discount rate	4.00%	3.75%
Current medical cost trend rate	7.00%	8.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2028
Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2015 and 2014.

17.  GUARANTEES
Standard Warranty
The standard warranty term for most of our products from the date of delivery is typically three years, which increased from one year in the second quarter of fiscal 2013. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our combined and consolidated balance sheet, is as follows:

	Years Ended October 31,
	2015	2014
	(in millions)
Beginning balance	$51	$38
Accruals for warranties, including change in estimates	33	46
Settlements made during the period	(31)	(33)
Ending balance	53	$51

Accruals for warranties due within one year	$34	$34
Accruals for warranties due after one year	19	17
Ending balance as of October 31	$53	$51
Indemnifications to Agilent
In connection with our separation from Agilent, we agreed to indemnify Agilent against certain damages and expenses that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the electronic measurement business of Agilent which was contributed to Keysight. Additionally, if the distribution of Keysight common stock to the Agilent shareholders were determined to be taxable for U.S. federal income tax purposes, Agilent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. If such determination is the result of our taking or failing to take certain actions, then under the tax matters agreement with Agilent, we are generally required to indemnify Agilent against such tax liabilities. Pursuant to the tax matters agreement, we may also be required to indemnify Agilent for other contingent tax liabilities, which could materially adversely affect our financial position. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.
Indemnifications to Avago
In connection with the sale of Agilent's semiconductor products business in December 2005, Agilent agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Avago. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.
Indemnifications to Verigy
In connection with the spin-off of Verigy, Agilent agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy operates as a wholly-owned subsidiary of Advantest and Agilent's indemnification obligations to Verigy should be unaffected. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Verigy. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.

Indemnifications to Hewlett-Packard
Agilent has given multiple indemnities to Hewlett-Packard ("HP") in connection with Agilent's activities prior to its spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of Agilent's business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to Agilent's registration statement on Form S-1 filed on August 16, 1999. As part of our separation from Agilent, we have agreed to assume these indemnification obligations of Agilent relating to the electronic measurement business with respect to HP. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2015.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2015.
In connection with the previous sales of several of Agilent’s businesses, Agilent agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In connection with our separation from Agilent, we agreed to assume the indemnification obligations of Agilent to the extent that the retained businesses were part of the electronic measurement business. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.
18.   COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancellable operating leases. Future minimum lease payments under operating leases at October 31, 2015 were$32 million for 2016, $30 million for 2017, $24 million for 2018, $18 million for 2019, $13 million for 2020 and $35 million thereafter. Future minimum sublease income under leases at October 31, 2015 was $2 million for 2016, $1 million for 2017, $1 million for 2018, $1 million for 2019, $1 million for 2020 and none thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $43 million in 2015, $38 million in 2014 and $37 million in 2013.
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

19.   DEBT
Short Term Debt
Credit Facility
On September 15, 2014, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2015, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the year ended October 31, 2015.
As a result of the Anite acquisition, we have an overdraft facility of $39 million (£25 million) that will expire on July 31, 2016. As of October 31, 2015, the company had no borrowings outstanding under the facility.  We were in compliance with the covenants of the credit facility from the date of acquisition to October 31, 2015.
Long Term Debt
The following table summarizes the company's long-term debt:

	October 31,
	2015	2014
	(in millions)
2019 Senior Notes at 3.30%	$499	$499
2024 Senior Notes at 4.55%	600	600
Total	$1,099	$1,099
2019 Senior Notes

In October 2014, the company issued an aggregate principal amount of $500 million in senior notes ("2019 senior notes"). The 2019 senior notes were issued at 99.902 percent of their principal amount. The notes will mature on October 30, 2019, and bear interest at a fixed rate of 3.30 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year.
2024 Senior Notes
In October 2014, the company issued an aggregate principal amount of $600 million in senior notes ("2024 senior notes"). The 2024 senior notes were issued at 99.966 percent of their principal amount. The notes will mature on October 30, 2024, and bear interest at a fixed rate of 4.55 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year.
The notes issued are unsecured and rank equally in right of payment with all of Keysight's other senior unsecured indebtedness. The company incurred issuance costs of$10 million in connection with the 2019 and 2024 senior notes and credit facility. These costs are included in other assets in the combined and consolidated balance sheet and are being amortized to interest expense over the term of the senior notes and credit facility.
As of October 31, 2015 and 2014, the company had $19 million and $13 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

20.   STOCKHOLDERS' EQUITY
Accumulated other comprehensive income
The following table summarizes the components of our accumulated other comprehensive loss as of October 31, 2015 and 2014, net of tax effect:

	October 31,
	2015	2014
	(in millions)
Unrealized gain on equity securities, net of tax (expense) of $(6) and $(4)	$21	$16
Foreign currency translation, net of tax (expense) of $(63) and $(63)	(48)	6
Unrealized losses on defined benefit plans, net of tax benefit of $78 and $42	(446)	(361)
Unrealized gains (losses) on derivative instruments, net of tax benefit (expense) of $3 and $(2)	(6)	3
Total accumulated other comprehensive loss	$(479)	$(336)
Changes in accumulated other comprehensive income by component and related tax effects for the years ended October 31, 2015 and 2014 were as follows:

			Net defined benefit pension cost and post retirement plan costs:
	Unrealized gain on equity securities	Foreign currency translation	Actuarial Losses	Prior service credits	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2013 (a)	$5	$26	$—	$—	$—	$31

Pre-Capitalization
Other comprehensive income (loss) before reclassifications	9	(15)	—	—	—	(6)
Tax (expense) benefit	(3)	1	—	—	—	(2)
Other comprehensive income (loss) for nine months period ended July 31, 2014 (b)	6	(14)	—	—	—	(8)

Capitalization
Assumption of accumulated unrealized translation adjustment, losses on pension and other post-employment benefits	—	31	(483)	139	—	(313)
Tax (expense) benefit	3	21	77	(51)	—	50
Net assumptions (c)	3	52	(406)	88	—	(263)

Post Capitalization
Other comprehensive income (loss) before reclassifications	3	(58)	(60)	—	5	(110)
Amounts reclassified out of accumulated other comprehensive income	—	—	9	(8)	—	1
Tax (expense) benefit	(1)	—	13	3	(2)	13
Other comprehensive income (loss) for three months period ended October 31, 2014 (d)	2	(58)	(38)	(5)	3	(96)
As of October 31, 2014 (e) = (a+b+c+d)	16	6	(444)	83	3	(336)
Other comprehensive income (loss) before reclassifications	7	(54)	(135)	—	(15)	(197)
Amounts reclassified out of accumulated other comprehensive income	—	—	43	(29)	1	15
Tax (expense) benefit	(2)	—	25	11	5	39
Other comprehensive income (loss) for the twelve months ended October 31, 2015 (f)	5	(54)	(67)	(18)	(9)	(143)
As of October 31, 2015 (e+f)	$21	$(48)	$(511)	$65	$(6)	$(479)

Reclassifications out of accumulated other comprehensive loss for the twelve months ended October 31, 2015 and 2014 were as follows:

Details about accumulated other comprehensive loss components	Amounts Reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended
	October 31,
	2015	2014
	(in millions)
Unrealized loss on derivatives	$(1)	$—	Cost of products
	—	—	Provision for income tax
	(1)	—	Net of Income Tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(43)	(9)
Prior service benefit	29	8
	(14)	(1)	Total before income tax
	5	—	Provision for income tax
	(9)	(1)	Net of income tax

Total reclassifications for the period	$(10)	$(1)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 16, "Retirement Plans and Post Retirement Pension Plans").

21.   SEGMENT INFORMATION
Description of segments. We provide core electronic design and test solutions to the communications and electronics industries.
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
The customer support and services business provides hardware repair and calibration services and facilitates the resale of used equipment. Our customer support and services business enables our customers to maximize the value from their electronic measurement equipment and strengthens customer loyalty. Providing these services assures a high level of instrument performance and availability while minimizing the cost of ownership and downtime.
A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, finance, human resources and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

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
The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, separation and related costs, acquisition related fair value adjustments, non-cash amortization and other items as noted in the reconciliations below.

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Year ended October 31, 2015:
Total segment revenue	$2,461	$401	$2,862
Acquisition related fair value adjustments	(6)	—	(6)
Total net revenue	$2,455	$401	$2,856
Income from operations	$487	$72	$559
Depreciation expense	$68	$13	$81
Year ended October 31, 2014:
Total net revenue	$2,533	$400	$2,933
Income from operations	$508	$93	$601
Depreciation expense	$64	$10	$74
Year ended October 31, 2013:
Total net revenue	$2,493	395	$2,888
Income from operations	$484	$99	$583
Depreciation expense	$56	$9	$65
The following table reconciles reportable segments' income from operations to our total enterprise income before taxes:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Total reportable segments' income from operations	$559	$601	$583
Restructuring related costs	(14)	3	(15)
Asset impairments	(1)	—	(1)
Transformational programs	—	(1)	(4)
Amortization of intangibles	(14)	(8)	(9)
Acquisition and integration costs	(16)	(1)	(8)
Share-based compensation expense	(55)	(44)	(43)
Acquisition related fair value adjustments	(9)	—	—
Separation and related costs	(20)	(78)	(2)
Other	1	(3)	(5)
Interest Income	1	—	—
Interest expense	(46)	(3)	—
Other income (expense), net	2	9	5
Income before taxes, as reported	$388	$475	$501
Major customers.    No customer represented 10 percent or more of our total net revenue in 2015, 2014 or 2013.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, investments, long-term and other receivables and other assets.

	Measurement Solutions	Customer Support & Services	Total Segments
	(in millions)
As of October 31, 2015:
Assets	$2,531	$265	$2,796
Capital expenditures	$77	$15	$92
As of October 31, 2014:
Assets	$1,740	$236	$1,976
Capital expenditures	$60	$10	$70
The following table reconciles segment assets to our total assets:

	October 31,
	2015	2014
	(in millions)
Total reportable segments' assets	$2,796	$1,976
Cash, cash equivalents and short-term investments	483	810
Prepaid expenses	98	51
Other current assets	2	9
Investments	70	63
Long-term and other receivables	57	33
Other	2	108
Total assets	$3,508	$3,050
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

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2015	$991	$531	$311	$1,023	$2,856
Year ended October 31, 2014	$945	$548	$331	$1,109	$2,933
Year ended October 31, 2013	$966	$512	$364	$1,046	$2,888

	United States	Japan	Malaysia	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2015	$251	$144	$80	$191	$666
October 31, 2014	$218	$157	$86	$142	$603

22.   SUBSEQUENT EVENTS
Change in organizational structure. On November 3, 2015, we announced an organizational structure change to orient our efforts towards complete customer solutions with the creation of Communications Solutions Group, Industrial Solutions Group and Services Solutions Group. This change supports our solutions-oriented approach to more closely align our organization and people to meet the needs of our customers. We are currently evaluating the impact of this organizational change on our financial reporting structure.
QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2015
Net revenue	$701	$740	$665	$750
Gross profit	383	416	370	418
Income from operations (a)	87	133	100	111
Net income	$70	$96	$70	$277
Net income per share:
Basic	$0.42	$0.57	$0.41	$1.63
Diluted	$0.41	$0.56	$0.41	$1.61
Weighted average shares used in computing net income per share:
Basic	168	169	169	170
Diluted	170	171	172	172
Range of stock prices on NYSE	28.56 - 36.33	33.37 - 38.99	29.51 - 36.31	29.28 - 34.13

2014
Net revenue	$671	$743	$757	$762
Gross profit	372	415	414	419
Income from operations	91	127	121	130
Net income	$74	$110	$107	$101
Net income per share - basic and diluted(b)	$0.44	$0.66	$0.64	$0.60
Basic and diluted average shares outstanding(b)	167	167	167	167
(a) For the three months ended January 31, 2015 and April 30, 2015, $6 million and $5 million, respectively, was reclassified from other income (expense), net to other operating expense (income), net in the condensed combined and consolidated statement of operations.
(b) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014. Refer to Note 7 of the combined and consolidated financial statements for information regarding earnings per common share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2015, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2015, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that(i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.

The Company completed the acquisition of Anite plc on August 13, 2015. Management excluded Anite from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015. Anite constituted approximately 1% and 4% of the Company’s total revenue and assets for the year ended October 31, 2015.

The effectiveness of our internal control over financial reporting as of October 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The acquisition of Anite resulted in a change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors will appear under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”). That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Board Structure and Compensation” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.keysight.com.

In order for a stockholder proposal to be considered for inclusion in Keysight’s proxy statement for the 2016 annual meeting of stockholders, the written proposal must be received by Keysight no later than December 21, 2015 and should contain such information as is required under Keysight’s Bylaws. Such proposals will need to comply with the SEC’s regulations regarding the inclusion of stockholder proposals in Keysight sponsored proxy materials.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2015. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	7,146,587	$24	32,472,436
Equity compensation plans not approved by security holders	—	$—	—
Total	7,146,587	$24	32,472,436

(1)
The number of securities remaining available for future issuance in column (c) includes 24,506,711 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Keysight or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under 423(b) plan totaling $15 million as of October 31, 2015.

(2)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. Those are issued under the 2014 Equity and Incentive Compensation Plan which was originally adopted by the Board on July 16, 2014, subsequently amended and restated by the Board on September 29, 2014 and January 22, 2015 and became effective as of November 1, 2014 (the “Effective Date”). The 2014 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. The 2014 Plan has a term of ten years.

(3)
We issue securities under our equity compensation plans in forms which do not require a payment by the recipient to us at the time of exercise or vesting, including restricted stock, restricted stock units and performance units. Accordingly, the weighted-average exercise price in column (b) does not take these awards into account.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2015
Tax valuation allowance	$39	$43	$(36)	$46
2014
Tax valuation allowance	$41	$4	$(6)	$39
2013
Tax valuation allowance	$41	$—	$—	$41

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
2.2	Rule 2.7 Announcement, Recommended Cash Acquisition of Anite Plc by Keysight Technologies B.V. dated June 17, 2015	8-K	6/17/2015	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Guarantee, dated as of October 15, 2014, by Agilent Technologies, Inc. in favor of U.S. Bank National Association as Trustee for the Holders of Notes specified therein of Keysight Technologies, Inc.	8-K	10/17/2014	4.3
4.4	Registration Rights Agreement, dated as of October 15, 2014, by and among Keysight Technologies, Inc., Agilent Technologies, Inc., and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the Initial Purchasers	8-K	10/17/2014	4.4
10.1	Services Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.1
10.2	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.3	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.3
10.4	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.5	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.6	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.7	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.8	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.9	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on September 29, 2014)*	S-8	10/21/2014	4.3

10.10	Form of Keysight Technologies, Inc. Global Stock Award Agreement (with deferral alternative)*	8-K	11/3/2014	10.2
10.11	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.12	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.13	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.14	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.15	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.16	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.17	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.18	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.19	Agilent Technologies, Inc. France Pension Plan*	10-12B/A	8/13/2014	10.19
10.20	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.21	Credit Agreement, dated September 15, 2014, between Keysight Technologies, Inc., Agilent Technologies, Inc. and the Lenders Party Thereto*	10-12B/A	9/22/2014	10.21
10.22	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.23	Keysight Technologies, Inc. Officer and Executive Severance Plan (Established Effective March18, 2015)*	8-K	3/24/2015	10.1
10.24	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on January 22, 2015)*	8-K	3/24/2015	10.2
10.25	Letter Agreement, dated July 21, 2015, by and among Keysight Technologies, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent	8-K	7/21/2015	10.2
10.26	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2014	APPENDIX B
10.27	Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2014)*				X
10.28	Keysight Technologies, Inc. Deferred Profit-Sharing Plan (Effective as of August 1, 2014)*				X
10.29	Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2014)*				X
10.30	First Amendment to the Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2015)*				X
10.31	First Amendment to the Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2015)*				X
11.1	See Note 7, “Net Income Per Share,” to our Combined and Consolidated Financial Statements.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business of this Annual Report on Form 10-K.				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
99.2	Press release relating to the Offer to Anite Plc.	8-K	6/17/2015	2.1

*	Indicates management contract or compensatory plan, contract or arrangement.

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
Stephen D. Williams
Senior Vice President, General Counsel and Secretary
Date: December 21, 2015
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

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Director, President and Chief Executive Officer	December 21, 2015
Ronald S. Nersesian	(Principal Executive Officer)

/s/ NEIL DOUGHERTY	Senior Vice President and Chief Financial Officer	December 21, 2015
Neil Dougherty	(Principal Financial Officer)

/s/ JOHN C. SKINNER	Vice President and Corporate Controller	December 21, 2015
John C. Skinner	(Principal Accounting Officer)

/s/ PAUL N. CLARK	Chairman of the Board	December 21, 2015
Paul N. Clark

/s/ JAMES G. CULLEN	Director	December 21, 2015
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 21, 2015
Charles J. Dockendorff

/s/ JEAN M. HALLORAN	Director	December 21, 2015
Jean M. Halloran

/s/ RICHARD HAMADA	Director	December 21, 2015
Richard Hamada

/s/ ROBERT A. RANGO	Director	December 17, 2015
Robert A. Rango

/s/ MARK B. TEMPLETON	Director	December 21, 2015
Mark B. Templeton