Form 10-Q
period 2016-01-31
Keysight Technologies, Inc.
filed 2016-03-04
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at March 1, 2016 was 171,310,827.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
Net revenue:
Products	$601	$596
Services and other	120	105
Total net revenue	721	701
Costs and expenses:
Cost of products	260	260
Cost of services and other	69	58
Total costs	329	318
Research and development	108	96
Selling, general and administrative	200	206
Other operating expense (income), net	(14)	(6)
Total costs and expenses	623	614
Income from operations	98	87
Interest income	1	—
Interest expense	(12)	(12)
Other income (expense), net	(3)	3
Income before taxes	84	78
Provision for income taxes	20	8
Net income	$64	$70

Net income per share:
Basic	$0.37	$0.42
Diluted	$0.37	$0.41

Weighted average shares used in computing net income per share:
Basic	171	168
Diluted	172	170

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015

Net income	$64	$70
Other comprehensive income (loss):
Unrealized loss on investments, net of tax benefit of $1 and zero	(6)	—
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(1) and $2	1	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $(1) and zero	3	(1)
Foreign currency translation, net of tax benefit (expense) of zero	(25)	(33)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $6 and $3	12	8
Change in net prior service benefit, net of tax benefit of $3 and $3	(3)	(4)
Other comprehensive income (loss)	(18)	(33)
Total comprehensive income	$46	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	January 31, 2016	October 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$572	$483
Accounts receivable, net	361	398
Inventory	481	487
Deferred tax assets	74	74
Other current assets	138	137
Total current assets	1,626	1,579
Property, plant and equipment, net	514	518
Goodwill	696	700
Other intangible assets, net	233	246
Long-term investments	56	70
Long-term deferred tax assets	256	295
Other assets	100	100
Total assets	$3,481	$3,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175	$209
Employee compensation and benefits	135	168
Deferred revenue	185	175
Income and other taxes payable	28	50
Other accrued liabilities	79	84
Total current liabilities	602	686
Long-term debt	1,099	1,099
Retirement and post-retirement benefits	255	280
Long-term deferred revenue	62	61
Other long-term liabilities	81	80
Total liabilities	2,099	2,206
Warranty and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 171 million shares at January 31, 2016 and 170 million shares at October 31, 2015 issued and outstanding	2	2
Additional paid-in-capital	1,199	1,165
Retained earnings	678	614
Accumulated other comprehensive loss	(497)	(479)
Total stockholders' equity	1,382	1,302
Total liabilities and equity	$3,481	$3,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net income	$64	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	23
Share-based compensation	16	29
Excess tax benefit from share-based plans	(1)	(3)
Deferred taxes	4	(1)
Excess and obsolete inventory related charges	8	10
Gain on sale of land	(10)	—
Other non-cash expenses (income), net	2	(1)
Changes in assets and liabilities:
Accounts receivable	33	36
Inventory	(4)	(9)
Accounts payable	(22)	(13)
Payment to Agilent, net	—	(14)
Employee compensation and benefits	(29)	(22)
Retirement and post-retirement benefits	(11)	(17)
Income tax payable	2	9
Other assets and liabilities	7	(5)
Net cash provided by operating activities	92	92

Cash flows from investing activities:
Investments in property, plant and equipment	(34)	(15)
Proceeds from sale of investments	—	1
Proceeds from sale of land	10	—
Net cash used in investing activities	(24)	(14)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	24	4
Excess tax benefit from share-based plans	1	3
Net cash provided by financing activities	25	7

Effect of exchange rate movements	(4)	(8)

Net increase in cash and cash equivalents	89	77
Cash and cash equivalents at beginning of period	483	810
Cash and cash equivalents at end of period	$572	$887

Cash paid during the period for:
Income taxes, net of refunds	$8	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing electronic design and test solutions to communications and electronics industries.

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

Basis of Presentation. We have prepared the accompanying financial statements for the three months ended January 31, 2016 and 2015 pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of January 31, 2016 and October 31, 2015, condensed consolidated statement of comprehensive income for the three months ended January 31, 2016 and 2015, condensed consolidated statement of operations for the three months ended January 31, 2016 and 2015, and condensed consolidated statement of cash flows for the three months ended January 31, 2016 and 2015.

Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.

Land Sale. On April 30, 2014 we entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. In the three months ended January 31, 2016 we recognized a $10 million gain on the sale in respect of the second of three land tracts in other operating expense (income), net.

Reclassifications. Other operating expense (income), net for the three months ended January 31, 2015 includes $6 million of miscellaneous income and expense that was previously classified as other income (expense), net in the condensed consolidated statement of operations, primarily representing rental income, as management believes this is more appropriately classified within our operating results. This change had no effect on reported net income for any period presented.

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers, and the IASB issued IFRS 15, Revenue from Contracts with Customers. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
In June 2014, the FASB issued an amendment to the accounting guidance relating to share-based compensation to resolve what it saw as diverse accounting treatment of certain awards. With this amendment, the FASB has given explicit guidance to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting rather than as a non-vesting condition that affects the grant-date fair value of an award. The new guidance is effective for annual periods beginning after December 15, 2015 and for the interim periods within those annual periods. Earlier adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In August 2014, the FASB issued guidance related to the disclosures around going concern. The standard provided guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In February 2015, the FASB issued guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The new guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In April 2015, the FASB issued guidance to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In April 2015, the FASB issued guidance that clarifies the circumstances under which a cloud computing customer would account for an arrangement as a license of internal-use software. The standard is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory. The standard requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance under which inventory must be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

In August 2015, the FASB issued guidance to simplify presentation of debt issuance costs associated with line of credit arrangements. The standard clarifies the SEC's position on presenting and measuring debt issuance costs incurred in connection with line of credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In September 2015, the FASB issued guidance that requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under the standard, if the initial accounting for a business combination is incomplete at the end of the reporting period in which the combination occurs, the acquirer would no longer be required to revise its comparative information for changes to the provisional amounts recognized as of the acquisition date during the measurement period. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance in the fourth quarter of 2015. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In November 2015, the FASB issued guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet selected an adoption method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In January 2016, the FASB issued guidance that amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The standard generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for various provisions of the standard. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In February 2016, the FASB issued guidance that will require organizations that lease assets to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
3.    ACQUISITION OF ANITE

On August 13, 2015, we acquired all share capital of Anite for a cash price of approximately $558 million, net of $43 million of cash acquired. Anite was a U.K.-based global company with strong software expertise and a leading supplier of wireless test solutions. As a result of the acquisition, Anite has become a wholly-owned subsidiary of Keysight. Accordingly, the results of Anite are included in Keysight's consolidated financial statements from the date of the acquisition. There have been no revisions to the preliminary purchase price allocation during the three months ended January 31, 2016. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

Acquisition and integration costs directly related to the Anite acquisition totaled $3 million and zero for the three months ended January 31, 2016 and 2015, respectively, and were recorded in selling, general and administrative expenses.

The following represents pro forma operating results as if Anite had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2014 (in millions, except per share amounts):

Three Months Ended January 31, 2015
Net revenue	$752
Net income	$68
Net income per share - Basic	$0.41
Net income per share - Diluted	$0.40

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

The unaudited pro forma financial information for the three months ended January 31, 2015 combines the historical results of Keysight and Anite for the three months ended January 31, 2015.

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

The impact of share-based compensation on our results was as follows:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Cost of products and services	$3	$4
Research and development	3	4
Selling, general and administrative	10	21
Total share-based compensation expense	$16	$29

At January 31, 2016 and 2015, share-based compensation capitalized within inventory was $1 million and $2 million, respectively. The income tax benefit realized from the exercised stock options and similar awards recognized was $1 million and $3 million for the three months ended January 31, 2016 and 2015, respectively. The expense for the three months ended January 31, 2016 and 2015 includes expense of $1 million and $14 million, respectively, related to special inaugural RSU awards granted during the three months ended January 31, 2015. These awards will vest over three years from the date of grant.

The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Three Months Ended
	January 31,
	2016	2015
Stock Option Plans:
Weighted average risk-free interest rate	—	1.6%
Dividend yield	—	—%
Weighted average volatility	—	31%
Expected life	—	4.9 years
LTP Program:
Volatility of Keysight shares	25%	26%
Volatility of selected peer-company shares	14%-54%	17%-67%
Price-wise correlation with selected peers	38%	38%

The fair value of employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTP Program were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant.
We did not grant any option awards for the three months ended January 31, 2016. For the three months ended January 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

5.     INCOME TAXES

As of January 31, 2016, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the Separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements.

The company’s effective tax rate was 23.7 percent and 10.1 percent for the three months ended January 31, 2016 and 2015, respectively. Income tax expense was $20 million and $8 million for the three months ended January 31, 2016 and 2015, respectively.

The income tax provision for the three months ended January 31, 2016 and 2015 included a net discrete expense of $1 million and a net discrete benefit of $10 million, respectively.

Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three months period ended January 31, 2016 by $8 million, resulting in a net income per share (diluted) benefit of approximately $0.05 per share for the three months ended January 31, 2016. The Singapore tax incentive is due for renewal in fiscal 2024.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014, through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2006. For certain entities acquired during 2015, the tax years also remain open back to the year 2006. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Numerator:
Net income	$64	$70
Denominator:
Basic weighted-average shares	171	168
Potential common shares— stock options and other employee stock plans	1	2
Diluted weighted-average shares	172	170

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended January 31, 2016, 1.7 million options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three months ended January 31, 2016, we excluded 16,100 shares.

7. INVENTORY

	January 31, 2016	October 31, 2015
	(in millions)
Finished goods	$237	$235
Purchased parts and fabricated assemblies	244	252
Total Inventory	$481	$487

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2016:

	Measurement Solutions	Customer Support and Services	Total
	(in millions)
Goodwill as of October 31, 2015	$637	$63	$700
Foreign currency translation impact	(3)	(1)	(4)
Goodwill as of January 31, 2016	$634	$62	$696

The components of other intangible assets as of January 31, 2016 and October 31, 2015 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2015:
Developed technology	$305	$125	$180
Backlog	4	4	—
Trademark/Tradename	20	2	18
Customer relationships	64	28	36
Total amortizable intangible assets	393	159	234
In-Process R&D	12	—	12
Total	$405	$159	$246
As of January 31, 2016:
Developed technology	$305	$136	$169
Backlog	4	4	—
Trademark/Tradename	20	2	18
Customer relationships	63	29	34
Total amortizable intangible assets	392	171	221
In-Process R&D	12	—	12
Total	$404	$171	$233

During the three months ended January 31, 2016, we recorded no additions to goodwill or other intangible assets. During the three months ended January 31, 2016, we recorded $1 million of foreign exchange translation impact to other intangible assets.

Amortization of other intangible assets was $12 million and $2 million for the three months ended January 31, 2016 and 2015, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $31 million for the remainder of 2016, $39 million for 2017, $36 million for 2018, $36 million for 2019, $36 million for 2020 and $43 million thereafter.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2016 and October 31, 2015 were as follows:

	Fair Value Measurements at January 31, 2016				Fair Value Measurements at October 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$329	$329	$—	$—	$295	$295	$—	$—
Derivative instruments (foreign exchange contracts)	3	—	3	—	1	—	1	—
Long-term
Trading securities	11	11	—	—	12	12	—	—
Available-for-sale investments	31	31	—	—	41	41	—	—
Total assets measured at fair value	$374	$371	$3	$—	$349	$348	$1	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—	$10	$—	$10	$—
Long-term
Deferred compensation liability	11	—	11	—	12	—	12	—
Total liabilities measured at fair value	$16	$—	$16	$—	$22	$—	$22	$—

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of products in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net over the life of the option contract. Ineffectiveness in the three months ended January 31, 2016 and 2015 was not significant.

Other Hedges

Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2016 was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2016.

There were 103 foreign exchange forward contracts open as of January 31, 2016 that were designated as cash flow hedges. There were 68 foreign exchange forward contracts and 1 foreign exchange option contract open as of January 31, 2016 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2016 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts	Option Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$—	$35	42
British Pound	—	—	(36)	—
Singapore Dollar	9	—	(1)	—
Malaysian Ringgit	71	—	(7)	—
Japanese Yen	(69)	—	(59)	—
Other	—	—	(9)	—
Totals	$11	$—	$(77)	$42

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2016 and October 31, 2015 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2016	October 31, 2015	Balance Sheet Location	January 31, 2016	October 31, 2015
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$—	Other accrued liabilities	$3	$8
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	2	2
Total derivatives	$3	$1		$5	$10

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$2	$(5)
Gain (loss) reclassified from accumulated other comprehensive income into cost of products	$(4)	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(2)	$(6)

The estimated amount of existing net loss at January 31, 2016 expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $2 million.

11.	RESTRUCTURING

We initiated a targeted workforce reduction program in July 2015 that was designed to restructure our operations and cost structure for optimization of resources and cost savings.

In 2015, we also announced a voluntary pre-retirement notification program for retirement-eligible employees to provide early notice of their planned retirement in return for severance benefits. Approximately 156 employees of our total workforce opted for this program as of January 31, 2016.

The restructuring programs are expected to result in operational savings and efficiency while maintaining our focus on growing the business. Severance payments under both programs were largely complete at January 31, 2016.

A summary of balances and restructuring activity is shown in the table below:

	Workforce reduction	U.S. Pre-retirement Plan
	(in millions)
Balance as of October 31, 2015	$4	$2
Cash payments	(3)	(2)
Balance as of January 31, 2016	$1	$—

The restructuring accrual of $1 million at January 31, 2016 relating to workforce reduction is recorded in other accrued liabilities in the condensed consolidated balance sheet. Income statement charges were immaterial for the three months ended January 31, 2016.

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS

For the three months ended January 31, 2016 and 2015, our net pension and post-retirement benefit costs were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended January 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$5	$5	$4	$4	$—	$—
Interest cost on benefit obligation	6	5	8	11	2	2
Expected return on plan assets	(9)	(9)	(19)	(19)	(3)	(4)
Amortization:
Net actuarial losses	2	1	7	7	5	3
Prior service credit	(2)	(2)	—	—	(4)	(5)
Total periodic benefit cost (benefit)	$2	$—	$—	$3	$—	$(4)

We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three months ended January 31, 2016 and 2015. We contributed $10 million and $14 million to our Non-U.S. Defined Benefit Plans during the three months ended January 31, 2016 and 2015, respectively.

We do not expect to contribute to our U.S. Defined Benefit Plans during the remainder of 2016, and we expect to contribute $29 million to our Non-U.S. Defined Benefit Plans during the remainder of 2016.

Employees hired on or after August 1, 2015 are not eligible to participate in the U.S. Defined Benefit Plans or the U.S. Post-Retirement Benefit Plan. We provide matching contributions to these employees under the Keysight Technologies, Inc. 401(k) Plan up to a maximum of 6 percent of the employee's annual eligible compensation.

13. WARRANTY AND CONTINGENCIES

Standard Warranty

Our standard warranty term for most of our products from the date of delivery is typically three years. We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Beginning balance	$53	$51
Accruals for warranties including change in estimate	8	9
Settlements made during the period	(8)	(9)
Ending balance	$53	$51

Accruals for warranties due within one year	$34	$36
Accruals for warranties due after one year	19	15
Ending balance	$53	$51

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

14. DEBT

Short-Term Debt

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2016, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the three months ended January 31, 2016.

As a result of the Anite acquisition, we have an overdraft facility of £25 million that will expire on July 31, 2016. As of January 31, 2016, we had no borrowings outstanding under the facility.  We were in compliance with the covenants of the credit facility during the three months ended January 31, 2016.

Long-Term Debt

The following table summarizes the components of our long-term debt:

	January 31, 2016	October 31, 2015
	(in millions)
3.30% Senior Notes due 2019	$499	$499
4.55% Senior Notes due 2024	600	600
Total	$1,099	$1,099

The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes, detailed in the table above, in the three months ended January 31, 2016 as compared to the senior notes described in our Annual Report on Form 10-K for fiscal year ended October 31, 2015.

As of January 31, 2016 and October 31, 2015, we had $17 million and $19 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was below the carrying value by approximately $29 million and $8 million as of January 31, 2016 and October 31, 2015, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2016 and 2015 were as follows:

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2015	$21	$(48)	$(511)	$65	$(6)	$(479)
Other comprehensive income (loss) before reclassifications	(7)	(25)	4	—	2	(26)
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(6)	4	12
Tax (expense) benefit	1	—	(6)	3	(2)	(4)
Other comprehensive income (loss)	(6)	(25)	12	(3)	4	(18)
As of January 31, 2016	$15	$(73)	$(499)	$62	$(2)	$(497)

As of October 31, 2014	$16	$6	$(444)	$83	$3	$(336)
Other comprehensive income (loss) before reclassifications	—	(33)	—	—	(5)	(38)
Amounts reclassified out of accumulated other comprehensive loss	—	—	11	(7)	(1)	3
Tax (expense) benefit	—	—	(3)	3	2	2
Other comprehensive income (loss)	—	(33)	8	(4)	(4)	(33)
As of January 31, 2015	$16	$(27)	$(436)	$79	$(1)	$(369)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Statement of Operations
	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Unrealized gain (loss) on derivatives	$(4)	$1	Cost of products
	1	—	Provision for income taxes
	(3)	1	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(14)	(11)
Prior service benefit	6	7
	(8)	(4)	Total before income tax
	3	—	Provision for income taxes
	(5)	(4)	Net of income tax

Total reclassifications for the period	$(8)	$(3)

An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12, "Retirement Plans and Post Retirement Pension Plans").

16. SEGMENT INFORMATION

We provide electronic design and test solutions to the communications and electronics industries.

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

A description of our two reportable segments is as follows:

Our measurement solutions business provides electronic design and test instruments and systems with related software and software design tools that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. We provide startup assistance, consulting, optimization and application support throughout the customer's product lifecycle.

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

The profitability of each of the segments is measured after excluding, among other things, charges related to the amortization of intangibles, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share based compensation, separation and related costs, acquisition related fair value adjustments, interest income and interest expense as noted in the reconciliations below.

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Three Months Ended January 31, 2016:
Total segment revenue	$631	$95	$726
Acquisition related fair value adjustments	(5)	—	(5)
Total net revenue	$626	$95	$721
Segment income from operations	$116	$13	$129
Three Months Ended January 31, 2015:
Total net revenue	$606	$95	$701
Segment income from operations	$110	$14	$124

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Total reportable segments' income from operations	$129	$124
Share-based compensation expense	(16)	(29)
Amortization of intangibles	(11)	(2)
Acquisition and integration costs	(2)	—
Separation and related costs	(5)	(7)
Acquisition related fair value adjustments	(5)	—
Other	8	1
Interest income	1	—
Interest expense	(12)	(12)
Other income (expense), net	(3)	3
Income before taxes, as reported	$84	$78

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments, long-term and other receivables and other assets.

	Measurement Solutions	Customer Support and Services	Total
	(in millions)
Assets:
As of January 31, 2016	$2,492	$257	$2,749
As of October 31, 2015	$2,531	$265	$2,796

17. SUBSEQUENT EVENTS

Share Repurchase Authorization. Keysight’s Board of Directors authorized a new share repurchase program for up to $200 million of its common stock. The new repurchase program goes into effect immediately and shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our acquisitions and other transactions, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing electronic test and design solutions to communications and electronics industries.
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
For the three months ended January 31, 2016 and 2015, we recognized non-recurring separation and related costs of $5 million and $7 million, respectively, associated with our separation from Agilent. We expect to recognize additional non-recurring separation and related costs, which are currently estimated to range from $7 million to $12 million, through the remainder of fiscal 2016. These costs are expected to include primarily costs related to infrastructure resizing and optimization.
Reclassifications. Other operating expense (income), net for the three months ended January 31, 2015 includes $6 million of miscellaneous income and expense that was previously classified as other income (expense), net in the condensed consolidated statement of operations, primarily representing rental income, as management believes this is more appropriately classified within our operating results. This change had no effect on reported net income for the periods presented.
Executive Summary

We provide electronic design and test instruments and systems and related software, software design tools, and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.
We plan to invest in product development to address the changing needs of the market and facilitate growth. We are investing in research and development to design measurement solutions that will satisfy the changing needs of our customers. These opportunities are being driven by the need for faster data rates and new form factors, and by evolving technology standards.
We have two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic design and test market. The customer support and services segment provides hardware repair and calibration services and facilitates the resale of used instrument equipment.
On November 3, 2015, we announced an organizational structure change to orient our efforts towards complete customer solutions with the creation of Communications Solutions Group, Industrial Solutions Group and Services Solutions Group. This change will support our solutions-oriented approach to more closely align our organization and people to meet the needs of our customers. We are currently in the process of aligning the organization to this new structure and evaluating the impact, if any, on our financial reporting.

Three months ended January 31, 2016 and 2015
Total orders for the three months ended January 31, 2016 were $679 million, a decrease of 2 percent when compared to the same period last year. Order declines in the industrial, computer, and semiconductor market were partially offset by an increase in the aerospace and defense and communications markets. Foreign currency movements had an unfavorable impact of 3 percentage points on the year‑over‑year comparison. Orders associated with acquisitions accounted for 6 percentage points of order growth for the three months ended January 31, 2016 when compared to the same period last year.

Net revenue of $721 million for the three months ended January 31, 2016 increased 3 percent when compared to the same period last year, with the communications market contributing 2 percentage points of the increase and the industrial, computer and semiconductor market contributing 1 percentage point of the increase, while the aerospace and defense market revenue was flat. Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year comparison. The revenue associated with acquisitions accounted for approximately 6 percentage points to the increase for the three months ended January 31, 2016 when compared to the same period last year.

Net income for the three months ended January 31, 2016 was $64 million compared to $70 million for the corresponding period last year.

Looking forward, we believe the long-term growth rate of our markets is 2 to 3 percent, although current macroeconomic indicators remain mixed. Our focus is on delivering value through innovative electronic design and test solutions as well as continuously improving our operational efficiency as an independent company.

We accelerated our efforts in both wireless communications and software by acquiring Anite in August 2015. This acquisition expands our solutions offering in wireless communications design and test, specifically into the software layer for design and validation and provides an adjacent market opportunity in the Network Test business.

Restructuring Activities

We initiated a targeted workforce reduction program in July 2015 that was designed to restructure our operations and cost structure for optimization of resources and cost savings. Income statement charges were immaterial for the current quarter. As of January 31, 2016, approximately 94 employees have left and $3 million was paid in severance under the above actions.

In 2015, we also announced a voluntary pre-retirement notification program for retirement-eligible employees to provide early notice of their planned retirement in return for severance benefits. Approximately 156 employees of our total workforce opted for this program as of January 31, 2016. Income statement charges were immaterial for the current quarter associated with the headcount reductions. In the current quarter, we paid $2 million in severance under the program.

These restructuring programs are expected to result in operational efficiency and net annual savings of approximately $18 million, while maintaining our focus on growing the business. Severance payments under both programs were largely complete at January 31, 2016.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. The preparation of financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty, valuation of goodwill and other intangible assets and accounting for income taxes. For a detailed description of our critical accounting policies and estimates, see "Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our condensed consolidated statement of operations. We do experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

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

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
	(in millions)
Orders	$679	$691	(2)%
Net revenue:
Products	$601	$596	1%
Services and other	120	105	14%
Total net revenue	$721	$701	3%

Orders

The following table provides the percent change in orders for the three months ended January 31, 2016 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended
	January 31, 2016
Geographic Region	actual	currency adjusted
Americas	(4)%	(3)%
Europe	4%	9%
Japan	4%	7%
Asia Pacific ex-Japan	(4)%	(2)%
Total orders	(2)%	1%

Total orders for the three months ended January 31, 2016 decreased 2 percent compared to the same period last year. Order declines in the industrial, computer and semiconductor market were partially offset by an increase in aerospace and defense and communications markets. Foreign currency movements had an unfavorable impact of 3 percentage points on the year-over-year compare. The orders associated with acquisitions accounted for 6 percentage points of order growth for the three months ended January 31, 2016 when compared to the same period last year.
Net Revenue

The following table provides the percent change in net revenue for the three months ended January 31, 2016 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended
	January 31, 2016
Geographic Region	actual	currency adjusted
Americas	3%	3%
Europe	6%	11%
Japan	13%	17%
Asia Pacific ex-Japan	(2)%	—%
Total net revenue	3%	5%

Net revenue of $721 million for the three months ended January 31, 2016 increased 3 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year compare. Acquisitions added approximately 6 percentage points to the revenue for the three months ended January 31, 2016. Revenue from the Americas grew 3 percent, driven by strength in the aerospace and defense market and industrial, computer and semiconductor market, while the communications market was relatively flat. Revenue from Europe grew 6 percent with growth in the communications market, partially offset by decline in the aerospace and defense market, while the industrial, computer and semiconductor market was relatively flat. Japan revenues increased 13 percent driven by growth in all market segments. Revenue from Asia Pacific excluding Japan declined 2 percent with declines in the aerospace and defense market and industrial, computer and semiconductor market, partially offset by strength in the communications market.

Revenue from the communications market, including revenue from Anite, represents approximately 33 percent of total revenue for the three months ended January 31, 2016, grew 5 percent year-over-year. It contributed 2 percentage points to our total revenue growth. Excluding Anite, communications revenue declined year-over-year as softness from customers in the smartphone supply chain along with the impact on spending patterns of restructuring and consolidation activities within our customer base outweighed growth in LTE-advanced and 5G technology.

Aerospace and defense market revenue, representing approximately 24 percent of total revenue for the three months ended January 31, 2016, decreased 1 percent year-over-year with continued softness in Asia Pacific excluding Japan and Europe, partially offset by growth in Americas and Japan.

Industrial, computer and semiconductor market revenue, representing approximately 43 percent of total revenue for the three months ended January 31, 2016, grew 3 percent year-over-year driven by strong sales of our instrument and parametric test products and next generation processor testing. It contributed 1 percentage point to the total revenue growth for the three months ended January 31, 2016. Increases in Japan, Americas and Europe were partially offset by a decline in Asia Pacific excluding Japan.

Costs and Expenses

	Three Months Ended		Year over year change
	January 31,		Three
	2016	2015	Months
Total gross margin	54.3%	54.6%	— ppt
Operating margin	13.6%	12.4%	1 ppt

in millions
Research and development	$108	$96	13%
Selling, general and administrative	$200	$206	(3)%
Other operating expense (income), net	$(14)	$(6)	136%

Gross margin was flat for the three months ended January 31, 2016 compared to the same period last year as the impact of acquisition related intangible amortization and unfavorable foreign currency was offset by lower inventory and warranty charges.

Research and development expense increased 13 percent for the three months ended January 31, 2016 compared to the same period last year, driven by the Anite acquisition. As a percentage of revenue, research and development expense has increased to 15 percent for the three months ended January 31, 2016 from 14 percent in the same period last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses decreased 3 percent for the three months ended January 31, 2016, compared to the same period last year, primarily driven by lower share-based compensation, favorable impact of foreign currency movements and lower people-related costs, partially offset by increases due to the acquisition of Anite.

Other operating expense (income), net for the three months ended January 31, 2016 and 2015 was $14 million and $6 million, respectively; the increase is largely driven by a gain on the sale of land.

Operating margin for the three months ended January 31, 2016 increased 1 percentage point when compared to the same period last year, primarily due to lower share-based compensation expense and a gain from the sale of land offset by lower gross margins.

At January 31, 2016, our headcount was approximately 10,300 as compared to approximately 9,500 at January 31, 2015, primarily driven by acquisitions.

Interest Expense

Interest expense for the three months ended January 31, 2016 and 2015 was $12 million and relates to interest on our senior notes.

Income Taxes

As of January 31, 2016, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the Separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements.

The company’s effective tax rate was 23.7 percent and 10.1 percent for the three months ended January 31, 2016 and 2015, respectively. Income tax expense was $20 million and $8 million for the three months ended January 31, 2016 and 2015, respectively.

The income tax provision for the three months ended January 31, 2016 and 2015 included a net discrete expense of $1 million and a net discrete benefit of $10 million, respectively.

Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three months period ended January 31, 2016 by $8 million, resulting in a net income per share (diluted) benefit of approximately $0.05 per share for the three months ended January 31, 2016. The Singapore tax incentive is due for renewal in fiscal 2024.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014, through the current tax year. For certain historical Agilent foreign entities that Keysight retained as part of the separation, the tax years generally remain open back to the year 2006. For certain entities acquired during 2015, the tax years also remain open back to the year 2006. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

At January 31, 2016, our estimate of annual effective tax rate is 22 percent excluding discrete items and 23.7 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower rates, our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S., reserves for uncertain tax positions, the extension of the U.S. federal research and development tax credit for part of fiscal year 2015 and all of fiscal year 2016 and the impact of permanent differences.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. However, the regulations continue to retain the requirement to include stock-based compensation. The IRS has filed notice of appeal of the Tax Court opinion, and thus, there is uncertainty related to the final resolution of this issue, and the potential favorable benefits to the company. As such, no impact has been recorded at this time. We will continue to monitor developments related to this opinion and the potential impact of those developments on our current and prior fiscal years.

Segment Overview

We have two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic design and test market. The customer support and services segment provides hardware repair and calibration services and facilitates the resale of used instrument equipment.

The profitability of each of the segments is measured after excluding, among other things, charges related to the amortization of intangibles, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share based compensation, separation and related costs, acquisition related fair value adjustments, interest income and interest expense.

Measurement Solutions Business

Our measurement solutions business provides electronic design and test instruments and systems with related software and software design tools that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. We provide startup assistance, consulting, optimization and application support throughout the customer’s product lifecycle. Our electronic design and test solutions serve the following markets: communications test, aerospace and defense test, and industrial, computer and semiconductor test.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
	(in millions)
Net revenue	$631	$606	4%

Measurement solutions revenue for the three months ended January 31, 2016 increased 4 percent when compared to the same period last year, increasing 6 percent excluding the impact of currency fluctuations. Revenue from acquisitions added approximately 7 percentage points to the total segment's revenue for the three months ended January 31, 2016. Growth in communications and industrial, computer and semiconductors test markets were partially offset by decline in the aerospace and defense test market.

Looking forward, near term we believe we are in a slow-growth environment within electronic design and test solutions. In aerospace and defense we expect steady growth in the Americas and continued uncertainty internationally. We expect the industrial, computer and semiconductor market to remain soft impacted by uncertain global economic conditions. We expect all segments within the communications market to remain soft with cautious spending in wireless R&D and manufacturing. Softness from customers in the smartphone supply chain along with the impact on spending patterns of restructuring and consolidation activities within our customer base are outweighing growth in LTE-advanced and 5G technology.

Gross Margin and Operating Margin

The following table shows the measurement solutions business' margins, expenses and income from operations for the three months ended January 31, 2016 versus three months ended January 31, 2015.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
Total gross margin	59.2%	57.6%	2 ppts
Operating margin	18.3%	18.2%	— ppt

in millions
Research and development	$103	$89	16%
Selling, general and administrative	$159	$153	4%
Other operating expense (income), net	$(4)	$(3)	19%
Income from operations	$116	$110	5%

Gross margin increased 2 percentage points for the three months ended January 31, 2016, compared to the same period last year, primarily due to lower people-related costs, lower inventory charges and lower warranty, partially offset by unfavorable foreign currency impact.

Research and development expense increased 16 percent for the three months ended January 31, 2016, compared to the same period last year, primarily driven by the Anite acquisition. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses increased 4 percent for the three months ended January 31, 2016, compared to the same period last year, primarily driven by increases due to the acquisition of Anite, partially offset by the favorable impact of currency movements and lower people-related costs.

Other operating expense (income), net for the three months ended January 31, 2016 and 2015 was $4 million and $3 million, respectively, and primarily represents rental income.

Operating margin for the three months ended January 31, 2016 was flat compared to the same period last year. Growth in the gross margin was offset by an increase in operating expenses primarily due to the acquisition of Anite.

Income from Operations

Income from operations for the three months ended January 31, 2016 increased $6 million on a corresponding revenue increase of $6 million when compared to the same period last year.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
	(in millions)
Net revenue	$95	$95	—%

Customer support and services revenue for the three months ended January 31, 2016 was flat when compared to the same period last year and increased 4 percent excluding the impact of currency fluctuations. The revenue increase associated with acquisitions accounted for approximately 2 percentage points for the three months ended January 31, 2016 when compared to the same period last year. Increases in calibration services and re-marketing sales of used equipment was partially offset by declines in the equipment repair business. Revenue growth in Americas and Japan was offset by declines in Asia pacific excluding Japan.

Looking forward, while the customer support and services business will be impacted by the same market trends as the measurement solutions business, it is typically less cyclical as orders and revenue are primarily driven from the existing installed base of previously purchased measurement solutions products and less impacted by economic cycles.

Gross Margin and Operating Margin

The following table shows the customer support and services business' margins, expenses and income from operations for the three months ended January 31, 2016 versus the three months ended January 31, 2015.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
Total gross margin	39.6%	42.0%	(2) ppts
Operating margin	13.9%	14.3%	— ppt

in millions
Research and development	$2	$3	(24)%
Selling, general and administrative	$23	$24	(5)%
Other operating expense (income), net	$(1)	$(1)	(12)%
Income from operations	$13	$14	(3)%

Gross margin for the three months ended January 31, 2016 decreased 2 percentage points compared to the same period last year primarily reflecting the investments we are making in additional capacity to expand our multi-vendor calibration and asset management services.

Research and development expense for customer support and services represents the segment's share of centralized investment. Research and development expenses for the three months ended January 31, 2016 decreased 24 percent compared to the same period last year.

Selling, general and administrative expenses for the three months ended January 31, 2016 decreased 5 percent when compared to the same period last year due to lower field selling costs.
Operating margin for the three months ended January 31, 2016 was flat. The gross margin decline was offset by lower operating expenses.
Income from Operations

Income from operations for the three months ended January 31, 2016 decreased $1 million on a corresponding flat revenue when compared to the same period last year. The gross margin decline was partially offset by lower operating expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2016 consisted of cash and cash equivalents of $572 million as compared to $483 million as of October 31, 2015.

As of January 31, 2016, approximately $410 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Much of the non-U.S. cash will be needed for non-U.S. growth and expansion. However, some non-U.S. cash could be repatriated to the U.S. Under current law, such repatriation would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We continue to be in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All significant international locations have access to internal funding through an offshore cashpool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit.
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

Net Cash Provided by Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding, variable pay and other items impact reported cash flows.

Net cash provided by operating activities was $92 million for the three months ended January 31, 2016 compared to cash provided of $92 million for the same period in 2015.

•
Net income for the first three months of fiscal 2016 decreased $6 million. Changes to non-cash income and expenses included a $10 million increase to amortization expense as compared to the same period last year due to the impact of recently acquired businesses, a $13 million decrease to stock-based compensation expense as the first three months of fiscal 2015 included expense associated with one-time inaugural grants, a $10 million gain from a land sale in the first three months of fiscal 2016, a $5 million increase in deferred tax expense and $3 million of higher expense associated with investment losses.

•
The aggregate of accounts receivable, inventory and accounts payable provided net operating cash of $7 million during the first three months of fiscal 2016, compared to $14 million provided in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon how effectively we manage the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•	Net cash paid to Agilent under separation and distribution agreement was zero for three months ended January 31, 2016 as compared to the $14 million during the corresponding period last year.

•
The aggregate of employee compensation and benefits, income tax payable and other assets and liabilities used net operating cash of $20 million during the first three months of fiscal 2016, compared to $18 million used in the comparable period last year. Share purchases of $15 million under the employee stock purchase plan in the first three months of fiscal 2016 were partially offset by lower payments under our variable and incentive pay programs, which were $20 million in the first three months of 2016 compared to $29 million in the same period last year, and lower tax payments during the period.

•
We contributed $10 million to our non-U.S. defined benefit plans during the first three months of fiscal 2016, compared to $14 million in the same period last year. We expect to contribute approximately $29 million to our non-U.S. defined benefit plans during the remainder of 2016. For the three months ended January 31, 2016 and 2015, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $24 million for the three months ended January 31, 2016 as compared to net cash used in investing activities of $14 million for the same period last year. Investments in property, plant and equipment were $34 million for the three months ended January 31, 2016 compared to $15 million in the same period last year. The increase in capital expenditures is primarily due to the timing of payments. We expect that total capital expenditures for the current year will be approximately $90 million.

We also received $10 million of proceeds from the sale of land in the three months ended January 31, 2016.

Net Cash Provided by Financing Activities

Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock and excess tax benefits from share-based plans. Net cash provided by financing activities for the three months ended January 31, 2016 was $25 million compared to cash provided of $7 million for the same period in 2015, primarily due to proceeds from the issuance of common stock under our employee stock purchase plan (“ESPP”). The first issuance of Keysight shares under the ESPP was in May 2015.

Credit Facility

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, we entered into an Accession Agreement, increasing the credit facility from $300 million to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2016 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2016.

As a result of the Anite acquisition, we have an overdraft facility of £25 million that will expire on July 31, 2016. As of January 31, 2016, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2016.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the three months ended January 31, 2016 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Other

There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, to our contractual commitments in the first three months of 2016. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $24 million and $21 million of liabilities related to uncertain tax positions as of January 31, 2016 and October 31, 2015, respectively (See Note 5, "Income Taxes"). We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. There were no material changes during the three months ended January 31, 2016 to this information reported in the company’s 2015 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial, employment and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

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
In addition, macroeconomic developments, such as the recent downturn in Europe and the economic slow down in Asia could negatively affect our ability to conduct business in those geographies. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues. Risks to accounts receivable could result in delays in collection and greater bad debt expense.
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
Industry consolidation and consolidation among our customer base may lead to increased competition and may harm our operating results.
There is potential for industry consolidation in our markets. As companies attempt to strengthen or hold their market positions in an evolving industry, companies could be acquired or may be unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors and could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation would lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which would decrease our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.
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
        We benefit from tax incentives extended to our foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted us tax incentives that require renewal at various times in the future, the most significant being Singapore. We do not expect incentives granted by other jurisdictions to have a material impact on our financial statements. The Singapore tax incentive requires that specific conditions be satisfied, which include achieving thresholds of employment, ownership of certain assets, as well as specific types of investment activities within Singapore. We believe that we will satisfy such conditions in the future. The Singapore tax incentive is due for renewal in fiscal 2024.
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
Man-made problems such as cybersecurity attacks, computer viruses or terrorism may disrupt our operations and harm our business, reputation and operating results
Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition.
 Our daily business operations require us to retain sensitive data such as intellectual property, proprietary business information and data related to customers, suppliers and business partners within our networking infrastructure. The ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals, and organizations like Keysight are susceptible to multiple variations of attacks on our networks on a daily basis.
 Our networking infrastructure and related assets may be subject to unauthorized access by hackers, employee errors, or other unforeseen activities. Such issues could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, they may cause delays in the manufacture or shipment of our products and the cancellation of customer orders and, as a result, our business operating results and financial condition could be materially and adversely affected resulting in a possible loss of business or brand reputation.
In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties in the economy. Energy shortages, such as gas or electricity shortages, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.
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

Dated:	March 4, 2016	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 4, 2016	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)

KEYSIGHT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.1	See Note 6, “Net Income Per Share,” to our Condensed Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document