Form 10-K/A
period 2015-10-31
Keysight Technologies, Inc.
filed 2016-05-04
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K/A
Amendment No. 1
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

Large accelerated filer x	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE

Keysight Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the annual period ended October 31, 2015, which was originally filed on December 21, 2015 (the “Original Filing”). The Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing inadvertently did not contain a reference to their report on the Company’s internal control over financial reporting. The sole purpose of this Amendment is to correct this inadvertent omission in the consent.

This Amendment contains only the exhibit to the Original Filing that is being corrected and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Unaffected parts or exhibits of the Original Filing are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
2.2	Rule 2.7 Announcement, Recommended Cash Acquisition of Anite Plc by Keysight Technologies B.V. dated June 17, 2015	8-K	6/17/2015	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Guarantee, dated as of October 15, 2014, by Agilent Technologies, Inc. in favor of U.S. Bank National Association as Trustee for the Holders of Notes specified therein of Keysight Technologies, Inc.	8-K	10/17/2014	4.3
4.4	Registration Rights Agreement, dated as of October 15, 2014, by and among Keysight Technologies, Inc., Agilent Technologies, Inc., and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the Initial Purchasers	8-K	10/17/2014	4.4
10.1	Services Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.1

10.2	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.3	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.3
10.4	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.5	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.6	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.7	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.8	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.9	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on September 29, 2014)*	S-8	10/21/2014	4.3
10.10	Form of Keysight Technologies, Inc. Global Stock Award Agreement (with deferral alternative)*	8-K	11/3/2014	10.2
10.11	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.12	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.13	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.14	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.15	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.16	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.17	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.18	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.19	Agilent Technologies, Inc. France Pension Plan*	10-12B/A	8/13/2014	10.19
10.20	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.21	Credit Agreement, dated September 15, 2014, between Keysight Technologies, Inc., Agilent Technologies, Inc. and the Lenders Party Thereto*	10-12B/A	9/22/2014	10.21
10.22	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.23	Keysight Technologies, Inc. Officer and Executive Severance Plan (Established Effective March18, 2015)*	8-K	3/24/2015	10.1
10.24	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on January 22, 2015)*	8-K	3/24/2015	10.2
10.25	Letter Agreement, dated July 21, 2015, by and among Keysight Technologies, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent	8-K	7/21/2015	10.2

10.26	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2014	APPENDIX B
10.27	Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.27
10.28	Keysight Technologies, Inc. Deferred Profit-Sharing Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.28
10.29	Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.29
10.30	First Amendment to the Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.30
10.31	First Amendment to the Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.31
11.1	See Note 7, “Net Income Per Share,” to our Combined and Consolidated Financial Statements.	10-K	12/21/2015	11.1
12.1	Computation of ratio of earnings to fixed charges.	10-K	12/21/2015	12.1
14.1	See Investor Information in Item 1: Business of this Annual Report on Form 10-K.	10-K	12/21/2015	14.1
21.1	Subsidiaries of Keysight Technologies, Inc.	10-K	12/21/2015	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.	10-K	12/21/2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	10-K	12/21/2015	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	10-K	12/21/2015	32.2
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
99.2	Press release relating to the Offer to Anite Plc.	8-K	6/17/2015	2.1

*	Indicates management contract or compensatory plan, contract or arrangement.

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

KEYSIGHT TECHNOLOGIES, INC.

BY	/s/ Stephen D. Williams
Stephen D. Williams
Senior Vice President, General Counsel and Secretary
Date: May 4, 2016

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Director, President and Chief Executive Officer	May 4, 2016
Ronald S. Nersesian	(Principal Executive Officer)

/s/ NEIL DOUGHERTY	Senior Vice President and Chief Financial Officer	May 4, 2016
Neil Dougherty	(Principal Financial Officer)

/s/ JOHN C. SKINNER	Vice President and Corporate Controller	May 4, 2016
John C. Skinner	(Principal Accounting Officer)

*	Chairman of the Board	May 4, 2016
Paul N. Clark

*	Director	May 4, 2016
James G. Cullen

*	Director	May 4, 2016
Charles J. Dockendorff

*	Director	May 4, 2016
Jean M. Halloran

*	Director	May 4, 2016
Richard Hamada

*	Director	May 4, 2016
Robert A. Rango

*	Director	May 4, 2016
Mark B. Templeton

The undersigned, pursuant to a power of attorney, executed by each of the officers and directors above and filed with the SEC on December 21, 2015 in the signature page to Annual Report on Form 10-K, by signing his name hereto, does hereby sign and deliver this amendment to the Annual Report on Form 10-K on behalf of each of the persons noted above in the capacities indicated.

*By:	/s/ Stephen D. Williams	May 4, 2016
Stephen D. Williams, as Attorney-in-Fact

5