Form 10-Q
period 2016-04-30
Keysight Technologies, Inc.
filed 2016-06-03
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016
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
The number of shares of common stock outstanding at June 1, 2016 was 170,227,893.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net revenue:
Products	$613	$630	$1,219	$1,226
Services and other	118	110	233	215
Total net revenue	731	740	1,452	1,441
Costs and expenses:
Cost of products	263	264	530	524
Cost of services and other	62	60	124	118
Total costs	325	324	654	642
Research and development	108	96	216	192
Selling, general and administrative	207	192	407	398
Other operating expense (income), net	(4)	(5)	(18)	(11)
Total costs and expenses	636	607	1,259	1,221
Income from operations	95	133	193	220
Interest income	—	1	1	1
Interest expense	(12)	(11)	(24)	(23)
Other income (expense), net	4	(1)	1	2
Income before taxes	87	122	171	200
Provision (benefit) for income taxes	(1)	26	19	34
Net income	$88	$96	$152	$166

Net income per share:
Basic	$0.52	$0.57	$0.89	$0.99
Diluted	$0.51	$0.56	$0.88	$0.97

Weighted average shares used in computing net income per share:
Basic	170	169	171	168
Diluted	172	171	172	171

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net income	$88	$96	$152	$166
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of zero, $(1), $1 and $(1)	(1)	8	(7)	8
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $1, $(1), zero and $1	(2)	2	(1)	(1)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $(1), zero, $(2) and zero	2	(1)	5	(2)
Foreign currency translation, net of tax benefit (expense) of zero	56	(1)	31	(34)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, $3, $10 and $6	10	8	22	16
Change in net prior service benefit, net of tax benefit of $2, $3, $5 and $6	(5)	(4)	(8)	(8)
Other comprehensive income (loss)	60	12	42	(21)
Total comprehensive income	$148	$108	$194	$145

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	April 30, 2016	October 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$620	$483
Accounts receivable, net	408	398
Inventory	475	487
Deferred tax assets	75	74
Other current assets	159	137
Total current assets	1,737	1,579
Property, plant and equipment, net	531	518
Goodwill	731	700
Other intangible assets, net	226	246
Long-term investments	58	70
Long-term deferred tax assets	264	295
Other assets	108	100
Total assets	$3,655	$3,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168	$209
Employee compensation and benefits	174	168
Deferred revenue	198	175
Income and other taxes payable	39	50
Other accrued liabilities	73	84
Total current liabilities	652	686
Long-term debt	1,100	1,099
Retirement and post-retirement benefits	250	280
Long-term deferred revenue	69	61
Other long-term liabilities	84	80
Total liabilities	2,155	2,206
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 171 million shares at April 30, 2016 and 170 million shares at October 31, 2015 issued	2	2
Treasury stock at cost; 1.6 million shares at April 30, 2016 and zero shares at October 31, 2015	(42)	—
Additional paid-in-capital	1,211	1,165
Retained earnings	766	614
Accumulated other comprehensive loss	(437)	(479)
Total stockholders' equity	1,500	1,302
Total liabilities and equity	$3,655	$3,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net income	$152	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	46
Share-based compensation	29	42
Excess tax benefit from share-based plans	—	(3)
Deferred taxes	3	13
Excess and obsolete inventory related charges	11	17
Gain on sale of land	(10)	—
Other non-cash expenses, net	2	1
Changes in assets and liabilities:
Accounts receivable	(3)	(5)
Inventory	(11)	(17)
Accounts payable	(27)	1
Payment to Agilent, net	—	(28)
Employee compensation and benefits	11	7
Retirement and post-retirement benefits	(20)	(21)
Income tax payable	2	3
Other assets and liabilities	3	(62)
Net cash provided by operating activities	209	160

Cash flows from investing activities:
Investments in property, plant and equipment	(62)	(31)
Proceeds from sale of investments	—	1
Acquisition of businesses and intangible assets, net of cash acquired	(10)	—
Proceeds from sale of land	10	—
Net cash used in investing activities	(62)	(30)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	24	8
Excess tax benefit from share-based plans	—	3
Return of capital to Agilent	—	(49)
Treasury stock repurchases	(40)	—
Net cash used in financing activities	(16)	(38)

Effect of exchange rate movements	6	(8)

Net increase in cash and cash equivalents	137	84
Cash and cash equivalents at beginning of period	483	810
Cash and cash equivalents at end of period	$620	$894

Cash paid during the period for:
Interest	$22	$24
Income taxes, net of refunds	$8	$22

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

Basis of Presentation. We have prepared the accompanying financial statements for the three and six months ended April 30, 2016 and 2015 pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of April 30, 2016 and October 31, 2015, condensed consolidated statement of comprehensive income for the three and six months ended April 30, 2016 and 2015, condensed consolidated statement of operations for the three and six months ended April 30, 2016 and 2015, and condensed consolidated statement of cash flows for the six months ended April 30, 2016 and 2015.

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

Land Sale. On April 30, 2014 we entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. In the six months ended April 30, 2016 we recognized a $10 million gain on the sale of the second of three land tracts in other operating expense (income), net.

Restricted Cash. Restricted cash of $1.5 million primarily consists of deposit held as collateral against bank guarantee and is classified within other assets on the condensed consolidated balance sheet.

Reclassifications. Other operating expense (income), net for the three and six months ended April 30, 2015 includes $5 million and $11 million, respectively, of miscellaneous income and expense that was previously classified as other income (expense), net in the condensed consolidated statement of operations, primarily representing rental income, as management believes this is more appropriately classified within our operating results. This change had no effect on reported net income for any period presented.

Net revenue for the six months ended April 30, 2016 includes $5 million of product revenue that was previously classified as services and other revenue in the condensed consolidated statement of operations. Cost and expenses for the six months ended April 30, 2016 includes $7 million of costs of products that was previously classified as cost of services and other in the condensed consolidated statement of operations. The changes have no effect on reported net revenue, total costs and expenses and income for any periods presented.

Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers, and the IASB issued IFRS 15, Revenue from Contracts with Customers. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In addition, during March, April, and May 2016, the FASB issued guidance that clarified the reporting of revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, narrow-scope improvements, and practical expedients. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
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
In November 2015, the FASB issued guidance that requires deferred income tax liabilities and assets to be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a non-current amount in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet selected an adoption method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
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
In March 2016, the FASB issued guidance that simplifies the accounting for taxes related to share-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for annual and interim periods beginning after December 31, 2016. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
3.    ACQUISITION OF ANITE

On August 13, 2015, we acquired all share capital of Anite for a cash price of approximately $558 million, net of $43 million of cash acquired. Anite was a U.K.-based global company with strong software expertise and a leading supplier of wireless test solutions. As a result of the acquisition, Anite has become a wholly-owned subsidiary of Keysight. Accordingly, the results of Anite are included in Keysight's consolidated financial statements from the date of the acquisition. There have been no revisions to the preliminary purchase price allocation during the three and six months ended April 30, 2016. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes are not expected to be material.

In February 2016, we paid approximately $1 million related to the contingent consideration established during the preliminary purchase price allocation in connection with Anite's equity-settled share-based payment arrangements.

Acquisition and integration costs directly related to the Anite acquisition totaled $4 million and $7 million for the three and six months ended April 30, 2016, respectively, and were recorded in selling, general and administrative expenses.

The following represents pro forma operating results as if Anite had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2014 (in millions, except per share amounts):

	Three Months Ended April 30, 2015	Six Months Ended April 30, 2015
Net revenue	$791	$1,543
Net income	$101	$170
Net income per share - Basic	$0.60	$1.01
Net income per share - Diluted	$0.59	$0.99

The unaudited pro forma financial information for the three and six months ended April 30, 2015 combines the historical results of Keysight and Anite for the three and six months ended April 30, 2015, assuming that the companies were combined as of November 1, 2013 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, the impact on cost of sales due to the respective estimated fair value adjustments to inventory, and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014.

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

The impact of share-based compensation on our results was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Cost of products and services	$4	$4	$7	$8
Research and development	2	2	5	6
Selling, general and administrative	7	7	17	28
Total share-based compensation expense	$13	$13	$29	$42

At April 30, 2016 and 2015, there was no share-based compensation capitalized within inventory. The expense for the three and six months ended April 30, 2016 includes $2 million and $3 million, respectively, related to special inaugural RSU awards granted during the three months ended January 31, 2015. The expense for the three and six months ended April 30, 2015 includes $1 million and $15 million, respectively, related to these special inaugural RSU grants. These awards will vest over three years from the date of grant.

The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Stock Option Plans:
Weighted average risk-free interest rate	—	—	—	1.6%
Dividend yield	—	—	—	—%
Weighted average volatility	—	—	—	31%
Expected life	—	—	—	4.9 years
LTP Program:
Volatility of Keysight shares	25%	26%	25%	26%
Volatility of selected peer-company shares	14%-54%	17%-67%	14%-54%	17%-67%
Price-wise correlation with selected peers	38%	38%	38%	38%

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
We did not grant any option awards for the three and six months ended April 30, 2016. For the six months ended April 30, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

5.     INCOME TAXES

As of April 30, 2016, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the Separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements.

The company’s effective tax rate was a benefit of 1.1 percent and an expense of 11.0 percent for the three and six months ended April 30, 2016, respectively. Income tax recognized was a benefit of $1 million and expense of $19 million for the three and six months ended April 30, 2016, respectively. The effective tax rate for the three months ended April 30, 2016 was a benefit due to tax planning implemented during the quarter. The company's effective tax rate was 21.7 percent and 17.2 percent for the three and six months ended April 30, 2015, respectively. Income tax expense was $26 million and $34 million for the three and six months ended April 30, 2015, respectively.

The income tax provision for the three and six months ended April 30, 2016 included a net discrete benefit of $3 million and $2 million, respectively. The income tax provision for the three and six months ended April 30, 2015 included a net discrete expense of $3 million and a net discrete benefit of $7 million, respectively.

Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2016 by $9 million and $17 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.05 and $0.10 for the three and six months ended April 30, 2016, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Numerator:
Net income	$88	$96	$152	$166
Denominator:
Basic weighted-average shares	170	169	171	168
Potential common shares— stock options and other employee stock plans	2	2	1	3
Diluted weighted-average shares	172	171	172	171

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three and six months ended April 30, 2016, 1.7 million options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. In addition, we excluded stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the three and six months ended April 30, 2016, we excluded 30,000 and 23,100 shares, respectively.

7. INVENTORY

	April 30, 2016	October 31, 2015
	(in millions)
Finished goods	$226	$235
Purchased parts and fabricated assemblies	249	252
Total Inventory	$475	$487

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2016:

	Measurement Solutions	Customer Support and Services	Total
	(in millions)
Goodwill as of October 31, 2015	$637	$63	$700
Foreign currency translation impact	19	2	21
Goodwill arising from acquisitions	10	—	10
Goodwill as of April 30, 2016	$666	$65	$731

The components of other intangible assets as of April 30, 2016 and October 31, 2015 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2015:
Developed technology	$305	$125	$180
Backlog	4	4	—
Trademark/Tradename	20	2	18
Customer relationships	64	28	36
Total amortizable intangible assets	393	159	234
In-Process R&D	12	—	12
Total	$405	$159	$246
As of April 30, 2016:
Developed technology	$307	$142	$165
Backlog	4	4	—
Trademark/Tradename	20	3	17
Customer relationships	64	32	32
Total amortizable intangible assets	395	181	214
In-Process R&D	12	—	12
Total	$407	$181	$226

During the six months ended April 30, 2016, we recognized additions to goodwill and other intangible assets of $10 million and $6 million, respectively, based on our preliminary estimates of acquisition date fair values related to one acquisition. During the six months ended April 30, 2016, we recorded $4 million of foreign exchange translation impact to other intangible assets.

Amortization of other intangible assets was $10 million and $22 million for the three and six months ended April 30, 2016, respectively. Amortization of other intangible assets was $2 million and $4 million for the three and six months ended April 30, 2015, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $22 million for the remainder of 2016, $40 million for 2017, $37 million for 2018, $37 million for 2019, $36 million for 2020 and $42 million thereafter.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2016 and October 31, 2015 were as follows:

	Fair Value Measurements at April 30, 2016				Fair Value Measurements at October 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$373	$373	$—	$—	$295	$295	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—	1	—	1	—
Long-term
Trading securities	11	11	—	—	12	12	—	—
Available-for-sale investments	31	31	—	—	41	41	—	—
Total assets measured at fair value	$422	$415	$7	$—	$349	$348	$1	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—	$10	$—	$10	$—
Long-term
Deferred compensation liability	11	—	11	—	12	—	12	—
Total liabilities measured at fair value	$21	$—	$21	$—	$22	$—	$22	$—

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of products in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net over the life of the option contract. Ineffectiveness in the three and six months ended April 30, 2016 and 2015 was not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2016 was $9 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2016.

There were 123 foreign exchange forward contracts open as of April 30, 2016 that were designated as cash flow hedges. There were 79 foreign exchange forward contracts and zero foreign exchange option contract open as of April 30, 2016 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2016 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Option Contracts	Forward Contracts	Option Contracts
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$—	$51	—
British Pound	—	—	(34)	—
Singapore Dollar	9	—	(4)	—
Malaysian Ringgit	68	—	(8)	—
Japanese Yen	(67)	—	(60)	—
Other currencies	(9)	—	(14)	—
Totals	$1	$—	$(69)	$—

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2016 and October 31, 2015 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2016	October 31, 2015	Balance Sheet Location	April 30, 2016	October 31, 2015
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$—	Other accrued liabilities	$6	$8
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	1	Other accrued liabilities	4	2
Total derivatives	$7	$1		$10	$10

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(3)	$3	$(1)	$(2)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(3)	$1	$(7)	$2
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$—	$2	$(2)	$(4)

The estimated amount of existing net loss at April 30, 2016 expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $2 million.

11. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS

For the three and six months ended April 30, 2016 and 2015, our net pension and post-retirement benefit costs were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended April 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$5	$6	$4	$5	$—	$1
Interest cost on benefit obligation	6	5	8	10	2	2
Expected return on plan assets	(9)	(10)	(18)	(18)	(4)	(3)
Amortization:
Net actuarial losses	2	1	7	7	5	3
Prior service credit	(2)	(1)	—	—	(4)	(6)
Total periodic benefit cost (benefit)	$2	$1	$1	$4	$(1)	$(3)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended April 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$10	$11	$8	$9	$—	$1
Interest cost on benefit obligation	12	10	16	21	4	4
Expected return on plan assets	(18)	(19)	(37)	(37)	(7)	(7)
Amortization:
Net actuarial losses	4	2	14	14	10	6
Prior service credit	(4)	(3)	—	—	(8)	(11)
Total periodic benefit cost (benefit)	$4	$1	$1	$7	$(1)	$(7)

We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three and six months ended April 30, 2016 and 2015. We contributed $9 million and $19 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2016, respectively, and contributed $11 million and $25 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2015, respectively.

During the remainder of 2016, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $19 million to our Non-U.S. Defined Benefit Plans.

Employees hired on or after August 1, 2015 are not eligible to participate in the U.S. Defined Benefit Plans or the U.S. Post-Retirement Benefit Plan. We provide matching contributions to these employees under the Keysight Technologies, Inc. 401(k) Plan up to a maximum of 6 percent of the employee's annual eligible compensation.

12. WARRANTY, COMMITMENTS AND CONTINGENCIES

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

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2016	2015
	(in millions)
Beginning balance	$53	$51
Accruals for warranties including change in estimate	14	17
Settlements made during the period	(16)	(16)
Ending balance	$51	$52

Accruals for warranties due within one year	$33	$39
Accruals for warranties due after one year	18	13
Ending balance	$51	$52

Commitments

There were no material changes during the six months ended April 30, 2016 to the operating lease commitments reported in the company’s 2015 Annual Report on Form 10-K.

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

13. DEBT

Short-Term Debt

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2016, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the six months ended April 30, 2016.

As a result of the Anite acquisition, we have an overdraft facility of £25 million that will expire on July 31, 2016. As of April 30, 2016, we had no borrowings outstanding under the facility. We were in compliance with the covenants of the credit facility during the six months ended April 30, 2016.

Long-Term Debt

The following table summarizes the components of our long-term debt:

	April 30, 2016	October 31, 2015
	(in millions)
3.30% Senior Notes due 2019	$499	$499
4.55% Senior Notes due 2024	600	600
Other	1	—
Total	$1,100	$1,099

The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes, detailed in the table above, during the six months ended April 30, 2016 as compared to the senior notes described in our Annual Report on Form 10-K for fiscal year ended October 31, 2015.

In March 2016, we assumed approximately $1 million of long-term debt in connection with an acquisition. In May 2016, this debt was subsequently repaid in full.

As of April 30, 2016 and October 31, 2015, we had $16 million and $19 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $7 million and was below the carrying value by $8 million as of April 30, 2016 and October 31, 2015, respectively.

14. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On February 18, 2016, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $200 million of the company’s common stock. Under the program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.

For the six months ended April 30, 2016, we repurchased 1.6 million shares of common stock for $42 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2016 and 2015 were as follows:

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2016	$15	$(73)	$(499)	$62	$(2)	$(497)
Other comprehensive income (loss) before reclassifications	(1)	56	—	—	(3)	52
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(7)	3	10
Tax (expense) benefit	—	—	(4)	2	—	(2)
Other comprehensive income (loss)	(1)	56	10	(5)	—	60
As of April 30, 2016	$14	$(17)	$(489)	$57	$(2)	$(437)

As of October 31, 2015	$21	$(48)	$(511)	$65	$(6)	$(479)
Other comprehensive income (loss) before reclassifications	(8)	31	4	—	(1)	26
Amounts reclassified out of accumulated other comprehensive loss	—	—	28	(13)	7	22
Tax (expense) benefit	1	—	(10)	5	(2)	(6)
Other comprehensive income (loss)	(7)	31	22	(8)	4	42
As of April 30, 2016	$14	$(17)	$(489)	$57	$(2)	$(437)

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2015	$16	$(27)	$(436)	$79	$(1)	$(369)
Other comprehensive income (loss) before reclassifications	9	(1)	—	—	3	11
Amounts reclassified out of accumulated other comprehensive loss	—	—	11	(7)	(1)	3
Tax (expense) benefit	(1)	—	(3)	3	(1)	(2)
Other comprehensive income (loss)	8	(1)	8	(4)	1	12
As of April 30, 2015	$24	$(28)	$(428)	$75	$—	$(357)

As of October 31, 2014	$16	$6	$(444)	$83	$3	$(336)
Other comprehensive income (loss) before reclassifications	9	(34)	—	—	(2)	(27)
Amounts reclassified out of accumulated other comprehensive loss	—	—	22	(14)	(2)	6
Tax (expense) benefit	(1)	—	(6)	6	1	—
Other comprehensive income (loss)	8	(34)	16	(8)	(3)	(21)
As of April 30, 2015	$24	$(28)	$(428)	$75	$—	$(357)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Unrealized gain on derivatives	$(3)	$1	$(7)	$2	Cost of sales
	1	—	2	—	Provision for income taxes
	(2)	1	(5)	2	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(14)	(11)	(28)	(22)
Prior service benefit	7	7	13	14
	(7)	(4)	(15)	(8)	Total before income tax
	2	—	5	—	Provision for income taxes
	(5)	(4)	(10)	(8)	Net of income tax

Total reclassifications for the period	$(7)	$(3)	$(15)	$(6)

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

Our customer support and services business provides hardware repair and calibration services and facilitates the resale of used equipment. Our customer support and services business enables our customers to maximize the value from their electronic design and test equipment and strengthens customer loyalty. Providing these services assures a high level of instrument performance and availability, while minimizing the cost of ownership and downtime.

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

The profitability of each of the segments is measured after excluding, among other things, charges related to the amortization of intangibles, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share-based compensation, separation and related costs, acquisition related fair value adjustments, interest income and interest expense as noted in the reconciliations below.

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Three Months Ended April 30, 2016:
Total segment revenue	$639	$96	$735
Acquisition related fair value adjustments	(4)	—	(4)
Total net revenue	$635	$96	$731
Segment income from operations	$124	$11	$135
Three Months Ended April 30, 2015:
Total net revenue	$638	$102	$740
Segment income from operations	$136	$18	$154

	Measurement Solutions	Customer Support and Services	Total Segments
	(in millions)
Six Months Ended April 30, 2016:
Total segment revenue	$1,270	$191	$1,461
Acquisition related fair value adjustments	(9)	—	(9)
Total net revenue	$1,261	$191	$1,452
Segment income from operations	$240	$24	$264
Six Months Ended April 30, 2015:
Total net revenue	$1,244	$197	$1,441
Segment income from operations	$246	$32	$278

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Total reportable segments' income from operations	$135	$154	$264	$278
Share-based compensation expense	(13)	(13)	(29)	(42)
Asset impairment	—	(2)	—	(2)
Amortization of intangibles	(11)	(2)	(22)	(4)
Acquisition and integration costs	(5)	—	(5)	—
Separation and related costs	(5)	(5)	(10)	(12)
Acquisition related fair value adjustments	(4)	—	(9)	—
Other	(2)	1	4	—
Interest income	—	—	1	—
Interest expense	(12)	(11)	(24)	(23)
Other income (expense), net	4	—	1	5
Income before taxes, as reported	$87	$122	$171	$200

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Measurement Solutions	Customer Support and Services	Total
	(in millions)
Assets:
As of April 30, 2016	$2,568	$267	$2,835
As of October 31, 2015	$2,531	$265	$2,796

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
For the three and six months ended April 30, 2016, we recognized non-recurring separation and related costs of $5 million and $10 million, respectively, and for the three and six months ended April 30, 2015, we recognized non-recurring separation and related costs of $5 million and $12 million, respectively, associated with our separation from Agilent. We expect to recognize additional non-recurring separation and related costs, which are currently estimated to range from $7 million to $12 million, through the remainder of fiscal 2016. These costs are expected to primarily include costs related to infrastructure resizing and optimization.
Reclassifications. Other operating expense (income), net for the three and six months ended April 30, 2015 includes $5 million and $11 million, respectively, of miscellaneous income and expense that was previously classified as other income (expense), net in the condensed consolidated statement of operations, primarily representing rental income, as management believes this is more appropriately classified within our operating results. This change had no effect on reported net income for any period presented.
Net revenue for the six months ended April 30, 2016 includes $5 million of product revenue that was previously classified as services and other revenue in the condensed consolidated statement of operations. Cost and expenses for the six months ended April 30, 2016 includes $7 million of costs of products that was previously classified as cost of services and other in the condensed consolidated statement of operations. The changes have no effect on reported net revenue, total costs and expenses and income for any periods presented.

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
We invest in product development to address the changing needs of the market and facilitate growth. We are investing in research and development to design measurement solutions that will satisfy the changing needs of our customers. These opportunities are being driven by the need for faster data rates and new form factors, and by evolving technology standards.
We have two reportable operating segments, measurement solutions and customer support and services. The measurement solutions segment is primarily the hardware and associated software businesses serving the electronic design and test market. The customer support and services segment provides hardware repair and calibration services and facilitates the resale of used instrument equipment.
On November 3, 2015, we announced an organizational structure change to orient our efforts towards complete customer solutions with the creation of Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. This change will support our solutions-oriented approach to more closely align our organization and people to meet the needs of our customers. To effect this transformation, we are in the process of forming the new solution groups and a corresponding management and reporting structure. We expect to finalize the changes to support management and decision-making under the new structure in the third quarter of fiscal 2016.

Three and six months ended April 30, 2016 and 2015
Total orders for the three and six months ended April 30, 2016 were $761 million and $1,440 million, respectively, an increase of 9 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on each of the year‑over‑year comparisons. Orders associated with acquisitions accounted for 8 percentage points and 7 percentage points of order growth for the three and six months ended April 30, 2016, respectively, when compared to the same periods last year.

Net revenue of $731 million and $1,452 million for the three and six months ended April 30, 2016 decreased 1 percent and increased 1 percent, respectively, when compared to the same periods last year and decreased 1 percent and increased 2 percent, respectively, excluding the impact of currency fluctuations. For the three and six months ended April 30, 2016, acquisitions added approximately 6 percentage points of revenue growth, which was offset by a decline in revenue primarily driven by a slowdown in communications revenue excluding acquisitions.

Net income for the three and six months ended April 30, 2016 was $88 million and $152 million, respectively, compared to $96 million and $166 million, respectively, for the corresponding periods last year.

Looking forward, we believe the long-term growth rate of our markets is 2 to 3 percent, although near-term macroeconomic indicators remain mixed. Our focus is on delivering value through innovative electronic design and test solutions as well as continuously improving our operational efficiency as an independent company.

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

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)
Orders	$761	$697	$1,440	$1,388	9%	4%
Net revenue:
Products	$613	$630	$1,219	$1,226	(3)%	(1)%
Services and other	118	110	233	215	8%	8%
Total net revenue	$731	$740	$1,452	$1,441	(1)%	1%

Orders

The following table provides the percent change in orders for the three and six months ended April 30, 2016 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended		Six Months Ended
	April 30, 2016		April 30, 2016
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	(1)%	(1)%	(2)%	(2)%
Europe	27%	28%	15%	18%
Japan	6%	3%	5%	5%
Asia Pacific ex-Japan	14%	16%	5%	7%
Total orders	9%	10%	4%	5%

Total orders for the three and six months ended April 30, 2016 were $761 million and $1,440 million, respectively, an increase of 9 percent and 4 percent, respectively, when compared to the same periods last year. For the three months ended April 30, 2016, orders grew in all markets. For the six months ended April 30, 2016, order growth in the aerospace and defense and communication markets was partially offset by a slight decline in the industrial, computer, and semiconductor market. Foreign currency movements had an unfavorable impact of 1 percentage point on each of the year‑over‑year comparisons. Orders associated with acquisitions accounted for 8 percentage points and 7 percentage points of order growth for the three and six months ended April 30, 2016, respectively, when compared to the same periods last year.

Net Revenue

The following table provides the percent change in net revenue for the three and six months ended April 30, 2016 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended		Six Months Ended
	April 30, 2016		April 30, 2016
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	(9)%	(8)%	(3)%	(3)%
Europe	11%	11%	8%	11%
Japan	(7)%	(9)%	2%	2%
Asia Pacific ex-Japan	4%	5%	1%	3%
Total net revenue	(1)%	(1)%	1%	2%

Net revenue of $731 million and $1,452 million for the three and six months ended April 30, 2016 decreased 1 percent and increased 1 percent, respectively, when compared to the same periods last year and decreased 1 percent and increased 2 percent, respectively, excluding the impact of currency fluctuations.

Revenue from the communications market, including revenue from Anite, represents approximately 34 percent of total revenue for the three and six months ended April 30, 2016, and was flat and increased 3 percent year-over-year, respectively. For the three months ended April 30, 2016, the communications market's contribution to total revenue decline was negligible, with growth in Europe offset by declines in the Americas, Japan and Asia Pacific excluding Japan. For the six months ended April 30, 2016, the communications market contributed 1 percentage point to total revenue growth, with growth in Europe and Asia Pacific excluding Japan and declines in the Americas and Japan. Revenue from the communications market was favorably impacted by Anite. Excluding Anite, communications revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities offset strength in data center and 5G technologies.

Revenue from the aerospace and defense market, representing approximately 22 percent and 23 percent of total revenue for the three and six months ended April 30, 2016, increased 3 percent and 1 percent year-over-year, respectively. For the three months ended April 30, 2016, aerospace and defense contributed 1 percent to the total revenue growth and was driven by growth in Asia Pacific excluding Japan and Europe, partially offset by declines in the Americas and Japan. For the six months ended April 30, 2016, the aerospace and defense market's contribution to total revenue growth was negligible, with growth in Asia Pacific excluding Japan, Europe and the Americas and flat revenue in Japan.

Revenue from the industrial, computer and semiconductor market, representing approximately 44 percent and 43 percent of total revenue for the three and six months ended April 30, 2016, declined 4 percent and 1 percent year-over-year, respectively, driven by lower sales of our instrument products. The industrial, computer and semiconductor market contributed 2 percentage points to the total revenue decline for the three months ended April 30, 2016, with declines in the Americas, Europe and Japan, partially offset by an increase in Asia Pacific excluding Japan. For the six months ended April 30, 2016, the industrial, computer and semiconductor market declined 1 percent as compared to the same period last year. Declines in the Americas and Europe were partially offset by growth in Japan and Asia Pacific excluding Japan.

Costs and Expenses

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Total gross margin	55.5%	56.3%	54.9%	55.5%	(1) ppt	(1) ppt
Operating margin	13.0%	18.0%	13.3%	15.3%	(5) ppts	(2) ppts

in millions
Research and development	$108	$96	$216	$192	12%	13%
Selling, general and administrative	$207	$192	$407	$398	8%	2%
Other operating expense (income), net	$(4)	$(5)	$(18)	$(11)	(28)%	62%

Gross margin for the three and six months ended April 30, 2016 decreased 1 percentage point compared to each of the same periods last year as unfavorable impacts from acquisition-related intangible amortization and foreign currency were partially offset by higher percentage of revenue from software and R&D solutions, lower inventory and warranty charges.

Research and development expense increased 12 percent and 13 percent for the three and six months ended April 30, 2016, respectively, compared to the same periods last year, primarily driven by the Anite acquisition. As a percentage of revenue, research and development expense increased to 15 percent for the three months and six months ended April 30, 2016 from 13 percent in the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses increased 8 percent for the three months ended April 30, 2016, compared to the same periods last year, primarily driven by the acquisition of Anite, people-related costs and acquisition and integration related costs, partially offset by the favorable impact of foreign currency movements. Selling, general and administrative expenses increased 2 percent for the six months ended April 30, 2016 compared to the same period last year, primarily driven by the acquisition of Anite, partially offset by lower shared-based compensation expense and the favorable impact of foreign currency movements.

Other operating expense (income), net for the three and six months ended April 30, 2016 was income of $4 million and $18 million, respectively, and for the three and six months ended April 30, 2015 was income of $5 million and $11 million, respectively. The increase in other operating expense (income) for the six months ended April 30, 2016 was largely driven by a gain on the sale of land.

Operating margin for the three months ended April 30, 2016 decreased 5 percentage points compared to the same period last year, primarily driven by acquisition-related intangible amortization and fair value adjustments, an increase in people-related costs and integration costs, as well as a decline in revenue. Operating margin for the six months ended April 30, 2016 decreased 2 percentage points compared to the same period last year, primarily driven by acquisition-related intangible amortization and fair value adjustments, an increase in people-related costs and integration costs, partially offset by lower shared-based compensation expense and favorable currency movements.

At April 30, 2016, our headcount was approximately 10,300 as compared to approximately 9,600 at April 30, 2015, primarily driven by acquisitions.

Interest Expense

Interest expense for the three and six months ended April 30, 2016 was $12 million and $24 million, respectively, as compared to $11 million and $23 million for both comparable periods last year, and relates to interest on our senior notes issued in October 2014.

Income Taxes

As of April 30, 2016, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the Separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements.

The company’s effective tax rate was a benefit of 1.1 percent and an expense of 11.0 percent for the three and six months ended April 30, 2016, respectively. Income tax recognized was a benefit of $1 million and expense of $19 million for the three and six months ended April 30, 2016, respectively. The effective tax rate for the three months ended April 30, 2016 was a benefit due to tax planning implemented during the quarter. The company's effective tax rate was 21.7 percent and 17.2 percent for the three and six months ended April 30, 2015, respectively. Income tax expense was $26 million and $34 million for the three and six months ended April 30, 2015, respectively.

The income tax provision for the three and six months ended April 30, 2016 included a net discrete benefit of $3 million and $2 million, respectively. The income tax provision for the three and six months ended April 30, 2015 included a net discrete expense of $3 million and a net discrete benefit of $7 million, respectively.

Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2016 by $9 million and $17 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.05 and $0.10 for the three and six months ended April 30, 2016, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.

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

At April 30, 2016, our estimated annual effective tax rate is 12 percent excluding discrete items and 11 percent including discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower rates, our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S., reserves for uncertain tax positions, the extension of the U.S. federal research and development tax credit for part of fiscal year 2015 and all of fiscal year 2016 and the impact of permanent differences.

On July 27, 2015, the U.S. Tax Court issued an opinion (Altera Corp. et al. v. Commissioner), which invalidated the 2003 final Treasury rule that requires participants in qualified cost-sharing arrangements to share stock-based compensation costs. However, the regulations continue to retain the requirement to include stock-based compensation. The IRS has filed a notice of appeal of the Tax Court decision to the Ninth Circuit, and thus, there is uncertainty related to the final resolution of this issue, and the potential favorable benefits to the company. As such, no impact has been recorded at this time. We will continue to monitor developments related to this opinion and the potential impact of those developments on our current and prior fiscal years.

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

The profitability of each of the segments is measured after excluding, among other things, charges related to the amortization of intangibles, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share-based compensation, separation and related costs, acquisition related fair value adjustments, interest income and interest expense.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)		(in millions)
Net revenue	$639	$638	$1,270	$1,244	—%	2%

Measurement solutions revenue for the three and six months ended April 30, 2016 was flat and increased 2 percent, respectively, when compared to the same periods last year, and was flat and increased 3 percent, respectively, excluding the impact of currency fluctuations. For the three and six months ended April 30, 2016, acquisitions added approximately 8 percentage points and 7 percentage points, respectively, to revenue growth, which was offset by a decline in segment revenue primarily driven by a slowdown in communications revenue excluding acquisitions.

For the three months ended April 30, 2016, growth in the communications and aerospace and defense markets was offset by a decline in the industrial, computer and semiconductor market. For the six months ended April 30, 2016, growth in the communications market was partially offset by a decline in the aerospace and defense market, while the industrial, computer and semiconductor market was flat.

Looking forward, we believe the long-term growth rate of our markets is 2 to 3 percent, although near-term macroeconomic indicators remain mixed. In aerospace and defense we expect slow but steady growth. We expect the industrial, computer and semiconductor market to remain soft impacted by uncertain global economic conditions. We expect all segments within the communications market to remain soft with cautious spending in wireless R&D and manufacturing. Weakness in the smartphone supply chain and restructuring and consolidation activities are outweighing strength in data center and 5G technologies.

Gross Margin and Operating Margin

The following table shows the measurement solutions business' margins, expenses and income from operations for the three and six months ended April 30, 2016 versus the three and six months ended April 30, 2015.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Total gross margin	60.6%	59.3%	59.9%	58.5%	1 ppt	1 ppt
Operating margin	19.5%	21.3%	18.9%	19.8%	(2) ppts	(1) ppt

in millions
Research and development	$103	$91	$206	$180	13%	15%
Selling, general and administrative	$162	$155	$321	$308	5%	4%
Other operating expense (income), net	$(3)	$(4)	$(7)	$(7)	(22)%	(4)%
Income from operations	$124	$136	$240	$246	(9)%	(3)%

Gross margin for the three and six months ended April 30, 2016 increased 1 percentage point compared to each of the same periods last year, primarily due to a higher percentage of revenue from software and R&D solutions, favorable people-related costs, inventory charges, warranty and trading expenses, partially offset by unfavorable foreign currency impact.

Research and development expense for the three and six months ended April 30, 2016 increased 13 percent and 15 percent, respectively, compared to the same periods last year, primarily driven by the Anite acquisition. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses for the three and six months ended April 30, 2016, increased 5 percent and 4 percent, respectively, compared to the same periods last year, primarily driven by the acquisition of Anite, partially offset by the favorable impact of currency movements.

Other operating expense (income), net for the three and six months ended April 30, 2016 was $3 million and $7 million, respectively, and for the three and six months ended April 30, 2015 was $4 million and $7 million, respectively.

Operating margin for the three and six months ended April 30, 2016 decreased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year, driven by higher operating expenses primarily due to the Anite acquisition and lower organic revenue.

Income from Operations

Income from operations for the three and six months ended April 30, 2016 decreased $12 million and $6 million, respectively, on a corresponding revenue increase of $1 million and $26 million, respectively, when compared to the same periods last year.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)		(in millions)
Net revenue	$96	$102	$191	$197	(5)%	(3)%

Customer support and services revenue for the three and six months ended April 30, 2016 decreased 5 percent and 3 percent, respectively, when compared to the same periods last year and decreased 5 percent and 1 percent, respectively, excluding the impact of currency fluctuations. The revenue increase associated with acquisitions accounted for approximately 2 percentage points for the three and six months ended April 30, 2016 when compared to the same periods last year. For the three and six months ended April 30, 2016, declines in sales of used equipment was partially offset by increases in repair and calibration services. For the three months ended April 30, 2016, declines in Asia Pacific excluding Japan and Europe were partially offset by growth in Japan, while the Americas was flat. For the six months ended April 30, 2016, declines in Asia Pacific excluding Japan and Europe were partially offset by growth in Japan and the Americas.

Looking forward, while the customer support and services business will be impacted by the same market trends as the measurement solutions business, it is typically less variable as orders and revenue are primarily driven from the existing installed base of previously purchased measurement solutions products and less impacted by macroeconomic volatility.

Gross Margin and Operating Margin

The following table shows the customer support and services business' margins, expenses and income from operations for the three and six months ended April 30, 2016 versus the three and six months ended April 30, 2015.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Total gross margin	39.3%	43.8%	39.4%	42.9%	(5) ppts	(3	) ppts
Operating margin	11.2%	18.2%	12.6%	16.4%	(7) ppts	(4	) ppts

in millions
Research and development	$3	$3	$5	$6	(12)%	(18)%
Selling, general and administrative	$25	$24	$48	$48	5%	—%
Other operating expense (income), net	$—	$—	$(1)	$(1)	—%	(7)%
Income from operations	$11	$18	$24	$32	(41)%	(25)%

Gross margin for the three and six months ended April 30, 2016 decreased 5 percentage points and 3 percentage points, respectively, compared to the same periods last year, primarily driven by lower volume and higher expenses associated with the investments we are making in additional capacity to expand our multi-vendor calibration and asset management services.

Research and development expense for customer support and services represents the segment's share of centralized investment. Research and development expense for the three and six months ended April 30, 2016 decreased 12 percent and 18 percent, respectively, compared to the same periods last year.

Selling, general and administrative expense for the three months ended April 30, 2016 increased 5 percent when compared to the same period last year due to higher field selling costs. For the six months ended April 30, 2016 selling, general and administrative expense was flat when compared to the same period last year due to lower field selling costs offset by higher infrastructure and enterprise allocation costs.
Operating margin for the three and six months ended April 30, 2016 decreased 7 percentage points and 4 percentage points, respectively, driven by lower volume and unfavorable gross margin.
Income from Operations
Income from operations for the three and six months ended April 30, 2016 decreased $7 million and $8 million, respectively, when compared to the same periods last year, on a corresponding revenue decrease of $6 million for each comparable period.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2016 consisted of cash and cash equivalents of $620 million as compared to $483 million as of October 31, 2015.

As of April 30, 2016, approximately $410 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Much of the non-U.S. cash will be used for non-U.S. growth and expansion, however, some of this non-U.S. cash could be repatriated to the U.S. Under current law, such repatriation would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We continue to be in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All significant international locations have access to internal funding through an offshore cashpool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit.
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

Net cash provided by operating activities was $209 million for the six months ended April 30, 2016 compared to net cash provided of $160 million for the same period in 2015.

•
Net income for the first six months of fiscal 2016 decreased $14 million. Changes to non-cash income and expenses included an $18 million increase to amortization expense as compared to the same period last year due to the impact of recently acquired businesses, a $13 million decrease to stock-based compensation expense as the first six months of fiscal 2015 included expense associated with one-time inaugural grants, a $10 million gain from a land sale in the first six months of fiscal 2016, a $6 million decline in excess and obsolete inventory related charges, a $10 million decrease in deferred tax expense and $1 million of higher expense associated with investment losses.

•
The aggregate of accounts receivable, inventory and accounts payable used net operating cash of $41 million during the first six months of fiscal 2016, compared to $21 million used in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon how effectively we manage the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of collections and payments in a period.

•	Net cash paid to Agilent under separation and distribution agreement was zero for the six months ended April 30, 2016 as compared to the $28 million during the corresponding period last year.

•
The aggregate of employee compensation and benefits, income tax payable and other assets and liabilities provided net operating cash of $16 million during the first six months of fiscal 2016, compared to $52 million used in the comparable period last year. The difference is primarily due to an increase in deferred revenue balances in the first six months of fiscal 2016 as compared to a decrease in the same period last year and other differences due to timing of accruals and collections versus payments between the periods.

•
We contributed $19 million to our non-U.S. defined benefit plans during the first six months of fiscal 2016, compared to $25 million in the same period last year. We expect to contribute approximately $19 million to our non-U.S. defined benefit plans during the remainder of 2016. For the six months ended April 30, 2016 and 2015, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $62 million for the six months ended April 30, 2016 as compared to $30 million for the same period last year. Investments in property, plant and equipment were $62 million for the six months ended April 30, 2016 compared to $31 million in the same period last year. The increase in capital expenditures is primarily due to the timing of payments. We expect that total capital expenditures for the current year will be approximately $100 million.

In the six months ended April 30, 2016, we used $10 million, net of cash acquired, for the acquisition of a small business and related intangibles assets and a contingent payment related to the Anite acquisition. We also received $10 million of proceeds from the sale of land in the six months ended April 30, 2016.

Net Cash Used in Financing Activities

Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock, excess tax benefits from share-based plans and treasury stock repurchases. Net cash used in financing activities for the six months ended April 30, 2016 was $16 million compared to cash used of $38 million for the same period in 2015.

We received proceeds of $24 million from issuance of common stock under employee stock option plans in the six months ended April 30, 2016 as compared to $8 million in the same period last year.

On February 18, 2016, our Board of Directors approved a stock repurchase program under which the company is authorized to repurchase up to $200 million of the company’s outstanding common stock through open market purchases, privately negotiated transactions or other means. The new repurchase program may be suspended or discontinued at any time at the company’s discretion. For the six months ended April 30, 2016, the company paid $40 million to repurchase shares.

Financing activities in the six months ended April 30, 2015 also reflects $49 million of cash returned to Agilent in accordance with the separation and distribution agreement.

Credit Facility

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, we entered into an Accession Agreement, increasing the credit facility from $300 million to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2016 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2016.

As a result of the Anite acquisition, we have an overdraft facility of £25 million that will expire on July 31, 2016. As of April 30, 2016, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2016.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the six months ended April 30, 2016 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015

In March 2016, we assumed approximately $1 million of long-term debt in connection with an acquisition. In May 2016, this debt was subsequently repaid in full.

Other

There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, to our contractual commitments in the first six months of 2016. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $21 million and $21 million of liabilities related to uncertain tax positions as of April 30, 2016 and October 31, 2015, respectively (See Note 5, "Income Taxes"). We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. There were no material changes during the six months ended April 30, 2016 to this information reported in the company’s 2015 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
        Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
There is potential for industry consolidation in our markets. As companies attempt to strengthen or hold their market positions in an evolving industry, companies could be acquired or may be unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors and could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the communications market, rapid consolidation would lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products under such less favorable terms, which would decrease our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.
Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.
        Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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
        Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, ability to attract and retain employees, international operations, business and operating results. Although we actively maintain policies and procedures designed to ensure ongoing compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate these policies and procedures.
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
        Certain key customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may demand contract terms that differ considerably from our standard terms and conditions. Large orders may also include severe contractual liabilities for us if we fail to provide the quantity and quality of product at the required delivery times. While we attempt to contractually limit our potential liability under such contracts, we may have to agree to some or all of these types of provisions to secure these orders and to continue to grow our business. Such actions expose us to significant additional risks, which could result in a material adverse impact on our operating results and financial condition.

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
Any inability to complete acquisitions on acceptable terms could negatively impact our growth rate and financial performance.
Our ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies and business performance. Appropriate targets for acquisition are difficult to identify and complete for a variety of reasons, including but not limited to, limited due diligence, high valuations, business and intellectual property evaluations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. The inability to close appropriate acquisitions on acceptable terms could adversely impact our growth rate, revenue, and financial performance.
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
        We sponsor several defined benefit pension plans that cover many of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of the U.S. plans, and there may be similar funding requirements in the plans outside the United States. Because it is unknown what the investment return on and the fair value of our pension assets will be in future years or what interest rates and discount rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2016.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

Feb. 1, 2016 through Feb. 29, 2016	435,600	$25.60	435,600	$188,850,047
Mar. 1, 2016 through Mar. 31, 2016	1,005,855	$26.53	1,005,855	$162,165,219
Apr. 1, 2016 through Apr. 30, 2016	139,665	$26.49	139,665	$158,464,991
Total	1,581,120	$26.27	1,581,120

(1)
On February 18, 2016, the Board of Directors approved a stock repurchase program authorizing the purchase of up to $200 million of the company’s common stock. Under the program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. All such shares and related costs are held as treasury stock and accounted for using the cost method.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 48 of this report.

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 3, 2016	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 3, 2016	By:	/s/ John C. Skinner
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