Form 10-Q
period 2016-07-31
Keysight Technologies, Inc.
filed 2016-09-02
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016
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
The number of shares of common stock outstanding at September 1, 2016 was 169,936,965.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Net revenue:
Products	$591	$557	$1,810	$1,783
Services and other	124	108	357	323
Total net revenue	715	665	2,167	2,106
Costs and expenses:
Cost of products	246	236	776	760
Cost of services and other	63	59	187	177
Total costs	309	295	963	937
Research and development	104	90	320	282
Selling, general and administrative	200	183	607	581
Other operating expense (income), net	(4)	(3)	(22)	(14)
Total costs and expenses	609	565	1,868	1,786
Income from operations	106	100	299	320
Interest income	1	—	2	1
Interest expense	(11)	(12)	(35)	(35)
Other income (expense), net	1	(1)	2	1
Income before taxes	97	87	268	287
Provision for income taxes	6	17	25	51
Net income	$91	$70	$243	$236

Net income per share:
Basic	$0.54	$0.41	$1.43	$1.40
Diluted	$0.53	$0.41	$1.41	$1.38

Weighted average shares used in computing net income per share:
Basic	170	169	170	169
Diluted	172	172	172	171

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Net income	$91	$70	$243	$236
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of $1, $(2), $2 and $(3)	2	(7)	(5)	1
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $2, $1, $2 and $2	(3)	(2)	(4)	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $(1), zero, $(3) and zero	1	—	6	(2)
Foreign currency translation, net of tax benefit (expense) of zero	(1)	(12)	30	(46)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $5, $4, $15 and $10	9	7	31	23
Change in net prior service benefit, net of tax benefit of $2, $3, $7 and $9	(4)	(5)	(12)	(13)
Other comprehensive income (loss)	4	(19)	46	(40)
Total comprehensive income	$95	$51	$289	$196

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	July 31, 2016	October 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$664	$483
Accounts receivable, net	415	398
Inventory	479	487
Deferred tax assets	—	74
Other current assets	153	137
Total current assets	1,711	1,579
Property, plant and equipment, net	522	518
Goodwill	738	700
Other intangible assets, net	217	246
Long-term investments	56	70
Long-term deferred tax assets	317	295
Other assets	114	100
Total assets	$3,675	$3,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$156	$209
Employee compensation and benefits	158	168
Deferred revenue	192	175
Income and other taxes payable	33	50
Other accrued liabilities	62	84
Total current liabilities	601	686
Long-term debt	1,100	1,099
Retirement and post-retirement benefits	235	280
Long-term deferred revenue	73	61
Other long-term liabilities	69	80
Total liabilities	2,078	2,206
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 172 million shares at July 31, 2016 and 170 million shares at October 31, 2015 issued	2	2
Treasury stock at cost; 2.3 million shares at July 31, 2016 and zero shares at October 31, 2015	(62)	—
Additional paid-in-capital	1,233	1,165
Retained earnings	857	614
Accumulated other comprehensive loss	(433)	(479)
Total stockholders' equity	1,597	1,302
Total liabilities and equity	$3,675	$3,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net income	$243	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	69
Share-based compensation	39	49
Excess tax loss (benefit) from share-based plans	4	(4)
Deferred taxes	5	15
Excess and obsolete inventory related charges	14	23
Gain on sale of land	(10)	—
Other non-cash expenses, net	4	2
Changes in assets and liabilities:
Accounts receivable	(16)	31
Inventory	(23)	(25)
Accounts payable	(38)	1
Payment to Agilent, net	—	(28)
Employee compensation and benefits	1	(18)
Retirement and post-retirement benefits	(30)	(29)
Income tax payable	3	1
Other assets and liabilities	(20)	(28)
Net cash provided by operating activities	277	295

Cash flows from investing activities:
Investments in property, plant and equipment	(76)	(66)
Purchase of investments	—	(7)
Acquisition of businesses and intangible assets, net of cash acquired	(10)	—
Proceeds from sale of land	10	—
Other investing activities	—	1
Net cash used in investing activities	(76)	(72)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	42	23
Excess tax benefit (loss) from share-based plans	(4)	4
Return of capital to Agilent	—	(49)
Treasury stock repurchases	(62)	—
Repayment of debt	(1)	—
Net cash used in financing activities	(25)	(22)

Effect of exchange rate movements	5	(11)

Net increase in cash and cash equivalents	181	190
Cash and cash equivalents at beginning of period	483	810
Cash and cash equivalents at end of period	$664	$1,000

Cash paid during the period for:
Interest	$22	$24
Income taxes, net of refunds	$17	$35

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

Basis of Presentation. We have prepared the accompanying financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of July 31, 2016 and October 31, 2015, condensed consolidated statement of comprehensive income for the three and nine months ended July 31, 2016 and 2015, condensed consolidated statement of operations for the three and nine months ended July 31, 2016 and 2015, and condensed consolidated statement of cash flows for the nine months ended July 31, 2016 and 2015.

Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.

Land Sale. On April 30, 2014 we entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. In the nine months ended July 31, 2016 we recognized a $10 million gain on the sale of the second of three land tracts in other operating expense (income), net.

Restricted Cash. Restricted cash of $2 million primarily consists of deposits held as collateral against bank guarantees and is classified within other assets on the condensed consolidated balance sheet.

Reclassifications. Net revenue for the nine months ended July 31, 2016 includes $5 million of product revenue that was previously classified as services and other revenue in the condensed consolidated statement of operations. Cost and expenses for the nine months ended July 31, 2016 includes $7 million of costs of products that was previously classified as cost of services and other in the condensed consolidated statement of operations. The changes have no effect on reported net revenue, total costs and expenses and income for any period presented.

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
In November 2015, the FASB issued guidance that requires deferred income tax liabilities and assets to be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a non-current amount in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance prospectively during the third quarter of 2016. Accordingly, the condensed consolidated balance sheet as of July 31, 2016 reflects the new classification but the prior period amounts were not adjusted to conform to the new guidance. As a result of the adoption of this guidance, $75 million of current deferred tax assets and $2 million of deferred tax liabilities were reclassed to non-current.
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
In June 2016, the FASB issued guidance that replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In August 2016, the FASB issued guidance that adds or clarifies guidance on eight cash flow classification issues that have been creating diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
Other amendments to GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.    ACQUISITION OF ANITE

On August 13, 2015, we acquired all share capital of Anite for a cash price of approximately $558 million, net of $43 million of cash acquired. Anite is a U.K.-based global company with strong software expertise and a leading supplier of wireless test solutions. As a result of the acquisition, Anite became a wholly-owned subsidiary of Keysight. Accordingly, the results of Anite have been included in Keysight's consolidated financial statements from the date of the acquisition. During the third quarter of 2016, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were revised. The total purchase price allocation adjustment to goodwill was approximately $3 million and related primarily to a reduction in the allocation to property, plant and equipment. The effect on earnings due to changes in depreciation and other income effects as a result of the change to the provisional purchase price allocation amounts were not material to our condensed consolidated financial statements.

In February 2016, we paid approximately $1 million related to the contingent consideration established during the preliminary purchase price allocation in connection with Anite's equity-settled share-based payment arrangements.

Acquisition and integration costs directly related to the Anite acquisition totaled $5 million and $12 million for the three and nine months ended July 31, 2016, respectively, and were recorded in selling, general and administrative expenses.

The following represents pro forma operating results as if Anite had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2014 (in millions, except per share amounts):

	Three Months Ended July 31, 2015	Nine Months Ended July 31, 2015
Net revenue	$700	$2,243
Net income	$53	$222
Net income per share - Basic	$0.31	$1.32
Net income per share - Diluted	$0.31	$1.30

The unaudited pro forma financial information for the three and nine months ended July 31, 2015 combines the historical results of Keysight and Anite for the three and nine months ended July 31, 2015, assuming that the companies were combined as of November 1, 2013 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, the impact on cost of sales due to the respective estimated fair value adjustments to inventory, and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014.

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

The impact of share-based compensation on our results was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Cost of products and services	$2	$2	$9	$10
Research and development	2	2	7	8
Selling, general and administrative	6	3	23	31
Total share-based compensation expense	$10	$7	$39	$49

At July 31, 2016 and 2015, there was no share-based compensation capitalized within inventory. The expense for the three and nine months ended July 31, 2016 includes $1 million and $4 million, respectively, related to special inaugural RSU awards granted during the three months ended January 31, 2015. The expense for the three and nine months ended July 31, 2015 includes

$1 million and $16 million, respectively, related to these special inaugural RSU grants. These awards will vest over three years from the date of grant.

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
We did not grant any option awards for the three and nine months ended July 31, 2016 and three months ended July 31, 2015. For the nine months ended July 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

5.     INCOME TAXES

As of July 31, 2016, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the Separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements.

The company’s effective tax rate was 5.9 percent and 9.2 percent for the three and nine months ended July 31, 2016, respectively. Income tax expense was $6 million and $25 million for the three and nine months ended July 31, 2016, respectively. The company's effective tax rate was 19.0 percent and 17.7 percent for the three and nine months ended July 31, 2015, respectively. Income tax expense was $17 million and $51 million for the three and nine months ended July 31, 2015, respectively. The decrease in effective tax rate and income tax expense from the three and nine months ended July 31, 2015 to the three and nine months ended July 31, 2016 is primarily related to the repatriation of cash to the U.S. and the corresponding realization of foreign tax credits.

The income tax provision for the three and nine months ended July 31, 2016 included a net discrete benefit of $1 million and $2 million, respectively. The income tax provision for the three and nine months ended July 31, 2015 included a net discrete expense of $0.3 million and a net discrete benefit of $7 million, respectively.

Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three and nine months ended July 31, 2016 by $10 million and $27 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.06 and $0.16 for the three and nine months ended July 31, 2016, respectively. The impact of tax incentives decreased the income tax provision for the three and nine months ended July 31, 2015 by $10 million and $31 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.06 and $0.18 for the three and nine months ended July 31, 2015, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Numerator:
Net income	$91	$70	$243	$236
Denominator:
Basic weighted-average shares	170	169	170	169
Potential common shares— stock options and other employee stock plans	2	3	2	2
Diluted weighted-average shares	172	172	172	171

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For both the three and nine months ended July 31, 2016, 1.7 million options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we excluded stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the three and nine months ended July 31, 2016, we excluded 17,700 and 21,300 shares, respectively.

7. INVENTORY

	July 31, 2016	October 31, 2015
	(in millions)
Finished goods	$232	$235
Purchased parts and fabricated assemblies	247	252
Total Inventory	$479	$487

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments as of and for the nine months ended July 31, 2016:

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2015	$433	$204	$63	$700
Foreign currency translation impact	18	9	2	29
Goodwill arising from acquisitions	6	3	—	9
Goodwill as of July 31, 2016	$457	$216	$65	$738

The components of other intangible assets as of July 31, 2016 and October 31, 2015 are shown in the table below:

	Other Intangible Assets at July 31, 2016			Other Intangible Assets at October 31, 2015
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$309	$151	$158	$305	$125	$180
Backlog	4	4	—	4	4	—
Trademark/Tradename	20	3	17	20	2	18
Customer relationships	65	35	30	64	28	36
Total amortizable intangible assets	398	193	205	393	159	234
In-Process R&D	12	—	12	12	—	12
Total	$410	$193	$217	$405	$159	$246

During the nine months ended July 31, 2016, we recognized additions to goodwill and other intangible assets of $9 million and $9 million, respectively, due to an acquisition in 2016 and the revision to the preliminary purchase price allocation of the Anite acquisition. During the nine months ended July 31, 2016, we recorded $4 million of foreign exchange translation impact to other intangible assets.

Amortization of other intangible assets was $12 million and $34 million for the three and nine months ended July 31, 2016, respectively. Amortization of other intangible assets was $2 million and $6 million for the three and nine months ended July 31, 2015, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $11 million for the remainder of 2016, $41 million for 2017, $37 million for 2018, $37 million for 2019, $37 million for 2020 and $42 million thereafter.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2016 and October 31, 2015 were as follows:

	Fair Value Measurements at July 31, 2016				Fair Value Measurements at October 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$482	$482	$—	$—	$295	$295	$—	$—
Derivative instruments (foreign exchange contracts)	3	—	3	—	1	—	1	—
Long-term
Trading securities	12	12	—	—	12	12	—	—
Available-for-sale investments	28	28	—	—	41	41	—	—
Total assets measured at fair value	$525	$522	$3	$—	$349	$348	$1	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—	$10	$—	$10	$—
Long-term
Deferred compensation liability	12	—	12	—	12	—	12	—
Total liabilities measured at fair value	$20	$—	$20	$—	$22	$—	$22	$—

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

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of products in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net over the life of the option contract. Ineffectiveness in the three and nine months ended July 31, 2016 and 2015 was not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2016 was $7 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2016.

There were 132 foreign exchange forward contracts open as of July 31, 2016 that were designated as cash flow hedges. There were 66 foreign exchange forward contracts and zero foreign exchange option contract open as of July 31, 2016 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2016 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$104
British Pound	—	33
Singapore Dollar	9	—
Malaysian Ringgit	72	(8)
Japanese Yen	(76)	(56)
Other currencies	(16)	4
Totals	$(11)	$77

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2016 and October 31, 2015 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2016	October 31, 2015	Balance Sheet Location	July 31, 2016	October 31, 2015
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$—	Other accrued liabilities	$7	$8
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	1	2
Total derivatives	$3	$1		$8	$10

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(5)	$(3)	$(6)	$(5)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(2)	$—	$(9)	$2
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(6)	$(1)	$(8)	$(5)

The estimated amount of existing net loss at July 31, 2016 expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $6 million.

11. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS

For the three and nine months ended July 31, 2016 and 2015, our net pension and post-retirement benefit costs were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended July 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$5	$5	$5	$4	$—	$—
Interest cost on benefit obligation	6	5	8	10	2	2
Expected return on plan assets	(9)	(9)	(19)	(18)	(3)	(4)
Amortization:
Net actuarial losses	2	1	7	8	5	3
Prior service credit	(2)	(2)	—	(1)	(4)	(5)
Total periodic benefit cost (benefit)	$2	$—	$1	$3	$—	$(4)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended July 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$15	$16	$13	$13	$—	$1
Interest cost on benefit obligation	18	15	24	31	6	6
Expected return on plan assets	(27)	(28)	(56)	(55)	(10)	(11)
Amortization:
Net actuarial losses	6	3	21	22	15	9
Prior service credit	(6)	(5)	—	(1)	(12)	(16)
Total periodic benefit cost (benefit)	$6	$1	$2	$10	$(1)	$(11)

We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three and nine months ended July 31, 2016 and 2015. We contributed $10 million and $29 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2016, respectively, and contributed $10 million and $35 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2015, respectively.

During the remainder of 2016, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $8 million to our Non-U.S. Defined Benefit Plans.

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

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2016	2015
	(in millions)
Beginning balance	$53	$51
Accruals for warranties including change in estimate	16	26
Settlements made during the period	(24)	(23)
Ending balance	$45	$54

Accruals for warranties due within one year	$23	$42
Accruals for warranties due after one year	22	12
Ending balance	$45	$54

During the nine months ended July 31 2016, we reduced the standard warranty accrual by $5 million as a result of lower than expected historical warranty charges. This benefit was recognized in the three and nine months ended July 31, 2016 in the condensed consolidated statement of operations.

Commitments

There were no material changes during the nine months ended July 31, 2016 to the operating lease commitments reported in the company’s 2015 Annual Report on Form 10-K.

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

13. DEBT

Short-Term Debt

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2016, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the nine months ended July 31, 2016.

As a result of the Anite acquisition, we have an overdraft facility of £25 million that expired on July 31, 2016, but by mutual agreement this facility continues to be available while a replacement short-term facility is negotiated. As of July 31, 2016, we had no borrowings outstanding under the facility. We were in compliance with the covenants of the facility during the nine months ended July 31, 2016.

Long-Term Debt

The following table summarizes the components of our long-term debt:

	July 31, 2016	October 31, 2015
	(in millions)
3.30% Senior Notes due 2019	$500	$499
4.55% Senior Notes due 2024	600	600
Total	$1,100	$1,099

The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes, detailed in the table above, during the nine months ended July 31, 2016 as compared to the senior notes described in our Annual Report on Form 10-K for fiscal year ended October 31, 2015.

In March 2016, we assumed approximately $1 million of long-term debt in connection with an acquisition. In May 2016, this debt was subsequently repaid in full.

As of July 31, 2016 and October 31, 2015, we had $16 million and $19 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $36 million and was below the carrying value by $8 million as of July 31, 2016 and October 31, 2015, respectively.

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

For the nine months ended July 31, 2016, we repurchased 2.3 million shares of common stock for $62 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2016 and 2015 were as follows:

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2016	$14	$(17)	$(489)	$57	$(2)	$(437)
Other comprehensive income (loss) before reclassifications	1	(1)	—	—	(5)	(5)
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(6)	2	10
Tax (expense) benefit	1	—	(5)	2	1	(1)
Other comprehensive income (loss)	2	(1)	9	(4)	(2)	4
As of July 31, 2016	$16	$(18)	$(480)	$53	$(4)	$(433)

As of October 31, 2015	$21	$(48)	$(511)	$65	$(6)	$(479)
Other comprehensive income (loss) before reclassifications	(7)	30	4	—	(6)	21
Amounts reclassified out of accumulated other comprehensive loss	—	—	42	(19)	9	32
Tax (expense) benefit	2	—	(15)	7	(1)	(7)
Other comprehensive income (loss)	(5)	30	31	(12)	2	46
As of July 31, 2016	$16	$(18)	$(480)	$53	$(4)	$(433)

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Actuarial losses	Prior service costs	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2015	$24	$(28)	$(428)	$75	$—	$(357)
Other comprehensive income (loss) before reclassifications	(5)	(12)	—	—	(3)	(20)
Amounts reclassified out of accumulated other comprehensive loss	—	—	11	(8)	—	3
Tax (expense) benefit	(2)	—	(4)	3	1	(2)
Other comprehensive income (loss)	(7)	(12)	7	(5)	(2)	(19)
As of July 31, 2015	$17	$(40)	$(421)	$70	$(2)	$(376)

As of October 31, 2014	$16	$6	$(444)	$83	$3	$(336)
Other comprehensive income (loss) before reclassifications	4	(46)	—	—	(5)	(47)
Amounts reclassified out of accumulated other comprehensive loss	—	—	33	(22)	(2)	9
Tax (expense) benefit	(3)	—	(10)	9	2	(2)
Other comprehensive income (loss)	1	(46)	23	(13)	(5)	(40)
As of July 31, 2015	$17	$(40)	$(421)	$70	$(2)	$(376)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Unrealized gain (loss) on derivatives	$(2)	$—	$(9)	$2	Cost of sales
	1	—	3	—	Provision for income taxes
	(1)	—	(6)	2	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(14)	(11)	(42)	(33)
Prior service benefit	6	8	19	22
	(8)	(3)	(23)	(11)	Total before income tax
	3	1	8	1	Provision for income taxes
	(5)	(2)	(15)	(10)	Net of income tax

Total reclassifications for the period	$(6)	$(2)	$(21)	$(8)

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
We have completed our previously announced organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we now have three reportable operating segments, Communications Solutions Group (“CSG”), Electronic Industrial Solutions Group (“EISG”), and Services Solutions Group (“SSG”). CSG and EISG are from our previous Measurement Solutions segment, while SSG was formerly reported as the company's Customer Support and Services segment. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period amounts were revised to conform to the current presentation.

Our three operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Segment operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to each segment and to assess performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.

Descriptions of our three reportable segments are as follows:

The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of industries within the electronic industrial end market, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition to providing repair and calibration support for Keysight equipment, we also calibrate non-Keysight equipment. The group serves the same markets as Keysight’s Communications Solutions and Electronic Industrial Solutions Groups, providing industry-specific services to deliver complete Keysight solutions and help customers reduce their total cost of ownership for their design and test equipment.

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

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Three Months Ended July 31, 2016:
Total segment revenue	$424	$191	$103	$718
Acquisition related fair value adjustments	(3)	—	—	(3)
Total net revenue	$421	$191	$103	$715
Segment income from operations	$77	$44	$19	$140
Three Months Ended July 31, 2015:
Total net revenue	$389	$175	$101	$665
Segment income from operations	$72	$32	$20	$124

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Nine Months Ended July 31, 2016:
Total segment revenue	$1,310	$575	$294	$2,179
Acquisition related fair value adjustments	(12)	—	—	(12)
Total net revenue	$1,298	$575	$294	$2,167
Segment income from operations	$239	$122	$43	$404
Nine Months Ended July 31, 2015:
Total net revenue	$1,250	$558	$298	$2,106
Segment income from operations	$240	$110	$52	$402

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Total reportable segments' income from operations	$140	$124	$404	$402
Share-based compensation expense	(10)	(7)	(39)	(49)
Restructuring and related costs	—	(10)	—	(10)
Amortization of intangibles	(12)	(2)	(34)	(6)
Acquisition and integration costs	(4)	(2)	(11)	(2)
Separation and related costs	(6)	(3)	(16)	(15)
Acquisition related fair value adjustments	(3)	—	(12)	—
Other	1	—	7	—
Interest income	1	—	2	1
Interest expense	(11)	(12)	(35)	(35)
Other income (expense), net	1	(1)	2	1
Income before taxes, as reported	$97	$87	$268	$287

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Assets:
As of July 31, 2016	$1,794	$772	$274	$2,840
As of October 31, 2015	$1,779	$752	$265	$2,796

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
In fiscal 2015, we initiated a phased program associated with our separation from Agilent to resize and optimize our infrastructure from the one that had been established to serve a diversified technology company. The focus of the first phase of the program was on the IT infrastructure to support finance, field and human resources. The second phase of the program, which was initiated in the third quarter of fiscal 2016, primarily addresses the optimization of the IT infrastructure to support the services business. We recognized costs related to this program of $6 million and $16 million for the three and nine months ended July 31, 2016, respectively, and $3 million and $15 million for the three and nine months ended July 31, 2015, respectively. We expect to recognize additional costs through fiscal 2018 of approximately $25 million, of which approximately $7 million is anticipated to be incurred in the fourth quarter of fiscal 2016 and the majority of the remaining costs are expected in fiscal 2017.

Reclassifications. Net revenue for the nine months ended July 31, 2016 includes $5 million of product revenue that was previously classified as services and other revenue in the condensed consolidated statement of operations. Cost and expenses for the nine months ended July 31, 2016 includes $7 million of costs of products that was previously classified as cost of services and other in the condensed consolidated statement of operations. The changes have no effect on reported net revenue, total costs and expenses and income for any period presented.

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
We have three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of industries within the electronic industrial end market. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.

Three and nine months ended July 31, 2016 and 2015
Total orders for the three and nine months ended July 31, 2016 were $707 million and $2,147 million, respectively, an increase of 3 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements had a negligible impact on each of the year‑over‑year comparisons. Orders associated with acquisitions accounted for 6 percentage points and 7 percentage points of order growth for the three and nine months ended July 31, 2016, respectively, when compared to the same periods last year.

Net revenue of $715 million and $2,167 million for the three and nine months ended July 31, 2016, respectively, increased 7 percent and 3 percent, respectively, when compared to the same periods last year and increased 7 percent and 4 percent, respectively, excluding the impact of currency fluctuations. For the three and nine months ended July 31, 2016, acquisitions added revenue growth of approximately 5 percentage points and 6 percentage points, respectively, which was partially offset by a decline in revenue primarily driven by a slowdown in communications revenue excluding acquisitions.

Net income for the three and nine months ended July 31, 2016 was $91 million and $243 million, respectively, compared to $70 million and $236 million, respectively, for the corresponding periods last year.

Looking forward, we believe the long-term growth rate of our markets is 2 to 3 percent, although near-term macroeconomic indicators remain mixed. Our focus is on delivering value through innovative electronic design and test solutions as well as continuously improving our operational efficiency.

We accelerated our efforts in both wireless communications and software by acquiring Anite in August 2015. This acquisition expanded our solutions offering in wireless communications design and test, specifically into the software layer for design and validation and provided an adjacent market opportunity in the Network Test business.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty, valuation of goodwill and other intangible assets and accounting for income taxes. For a detailed description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)
Orders	$707	$685	$2,147	$2,073	3%	4%
Net revenue:
Products	$591	$557	$1,810	$1,783	6%	2%
Services and other	124	108	357	323	15%	10%
Total net revenue	$715	$665	$2,167	$2,106	7%	3%

Orders

The following table provides the percent change in orders for the three and nine months ended July 31, 2016 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended		Nine Months Ended
	July 31, 2016		July 31, 2016
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	1%	2%	(1)%	(1)%
Europe	(10)%	(10)%	6%	9%
Japan	8%	(3)%	6%	2%
Asia Pacific ex-Japan	11%	12%	7%	8%
Total orders	3%	3%	4%	4%

Total orders for the three and nine months ended July 31, 2016 were $707 million and $2,147 million, respectively, an increase of 3 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements had a negligible impact on each of the year‑over‑year comparisons. Orders associated with acquisitions accounted for 6 percentage points and 7 percentage points of order growth for the three and nine months ended July 31, 2016, respectively, when compared to the same periods last year. For the three months ended July 31, 2016, orders grew across all operating segments, with growth in Asia Pacific excluding Japan, Japan and the Americas, partially offset by decline in Europe. For the nine months ended July 31, 2016, orders grew in Communications Solutions Group and Services Solutions Group while Electronic Industrial Solutions Group was flat, with growth in all regions except the Americas.

Net Revenue

The following table provides the percent change in net revenue for the three and nine months ended July 31, 2016 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year % Change
	Three Months Ended		Nine Months Ended
	July 31, 2016		July 31, 2016
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	7%	8%	—%	1%
Europe	2%	3%	6%	8%
Japan	13%	1%	5%	2%
Asia Pacific ex-Japan	9%	11%	4%	5%
Total net revenue	7%	7%	3%	4%

Net revenue of $715 million and $2,167 million for the three and nine months ended July 31, 2016 increased 7 percent and 3 percent, respectively, when compared to the same periods last year and increased 7 percent and 4 percent, respectively, excluding the impact of currency fluctuations. Revenue associated with acquisitions accounted for 5 percentage points and 6 percentage points of revenue growth for the three and nine months ended July 31, 2016, respectively, when compared to the same periods last year.

Revenue from the Communications Solutions Group, represented approximately 59 percent of total revenue for the three and nine months ended July 31, 2016, and increased 8 percent and 4 percent year-over-year, respectively. For the three months ended July 31, 2016, the Communications Solutions Group contributed 5 percentage points to the total revenue growth, with growth in all the regions. For the nine months ended July 31, 2016, the Communications Solutions Group contributed 2 percentage points to the total revenue growth, with growth in Europe, Asia Pacific excluding Japan and Japan, partially offset by decline in the Americas. Excluding revenue from Anite, Communications Solutions Group revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities offset strength in 5G technologies and data center expansion.

Revenue from the Electronic Industrial Solutions Group represented approximately 27 percent of total revenue for both the three and nine months ended July 31, 2016, and grew 9 percent and 3 percent year-over-year, respectively. The Electronic Industrial Solutions Group contributed 2 percentage points and 1 percentage point to the total revenue growth for the three and nine months ended July 31, 2016, respectively, with growth in Asia Pacific excluding Japan, Japan and the Americas, partially offset by decline in Europe.

Revenue from the Services Solutions Group represented approximately 14 percent of total revenue for both the three and nine months ended July 31, 2016, and grew 2 percent and declined 1 percent year-over-year, respectively. The Services Solutions Group contribution to the total revenue growth was negligible for the three months ended July 31, 2016, with growth in the Americas, Europe and Japan, partially offset by a decline in Asia Pacific excluding Japan. For the nine months ended July 31, 2016, revenue declined with negligible impact on the overall growth. Decline in Asia Pacific excluding Japan was partially offset by growth in the Americas and Japan, while revenue from Europe was flat.

Costs and Expenses

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
Total gross margin	56.8%	55.6%	55.6%	55.5%	1 ppt	—
Operating margin	14.9%	15.0%	13.8%	15.2%	—	(1) ppt

in millions
Research and development	$104	$90	$320	$282	15%	14%
Selling, general and administrative	$200	$183	$607	$581	9%	4%
Other operating expense (income), net	$(4)	$(3)	$(22)	$(14)	9%	50%

Gross margin increased 1 percentage point and was flat for the three and nine months ended July 31, 2016, respectively, compared to the same periods last year. For the three months ended July 31, 2016, the increase in gross margin was driven by favorable impacts from a higher percentage of revenue from software and R&D solutions, lower warranty and lower inventory charges, partially offset by an unfavorable impact from acquisition-related intangible amortization. For the nine months ended July 31, 2016, the favorable impacts from a higher percentage of revenue from software and R&D solutions, lower warranty and lower inventory charges were offset by unfavorable impacts from acquisition-related intangible amortization and foreign currency.

Research and development expense increased 15 percent and 14 percent for the three and nine months ended July 31, 2016, respectively, compared to the same periods last year, primarily driven by the Anite acquisition. As a percentage of revenue, research and development expense increased to 15 percent for both the three and nine months ended July 31, 2016 from 14 percent and 13 percent in the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses increased 9 percent for the three months ended July 31, 2016, compared to the same period last year, primarily driven by increases in people-related and integration costs, both associated with the acquisition of Anite. Selling, general and administrative expenses increased 4 percent for the nine months ended July 31, 2016 compared to the same period last year, primarily driven by acquisition and integration costs as well as higher separation-related costs, partially offset by favorable impact from foreign currency movements and lower share-based compensation expense.

Other operating expense (income), net for the three months ended July 31, 2016 and 2015 was income of $4 million and$3 million, respectively. For the nine months ended July 31, 2016 and 2015, other operating expense (income), net was income of $22 million and $14 million, respectively. The increase in other operating income for the nine months ended July 31, 2016 was largely driven by a gain on the sale of land.

Operating margin for the three months ended July 31, 2016 was flat compared to the same period last year, as favorable gross margin was offset by the impacts of acquisition-related intangible amortization, the addition of the Anite cost structure and higher integration costs. Operating margin for the nine months ended July 31, 2016 decreased 1 percentage point compared to the same period last year, primarily driven by the impacts of acquisition-related intangible amortization, higher integration and the addition of the Anite cost structure, partially offset by favorable impact from foreign currency movements and lower share-based compensation expense.

At July 31, 2016, our headcount was approximately 10,300 as compared to approximately 9,700 at July 31, 2015. The increase was primarily driven by acquisitions.

Interest Expense

Interest expense for the three and nine months ended July 31, 2016 was $11 million and $35 million, respectively, as compared to $12 million and $35 million, respectively, for the comparable periods last year, and relates to interest on our senior notes issued in October 2014.

Income Taxes

As of July 31, 2016, we continue to include a best estimate of the deferred tax liability for foreign unremitted earnings due to the Separation as zero. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment. We continue to have ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements.

The company’s effective tax rate was 5.9 percent and 9.2 percent for the three and nine months ended July 31, 2016, respectively. Income tax expense was $6 million and $25 million for the three and nine months ended July 31, 2016, respectively. The company's effective tax rate was 19.0 percent and 17.7 percent for the three and nine months ended July 31, 2015, respectively. Income tax expense was $17 million and $51 million for the three and nine months ended July 31, 2015, respectively. The decrease in effective tax rate and income tax expense from the three and nine months ended July 31, 2015 to the three and nine months ended July 31, 2016 is primarily related to the repatriation of cash to the U.S. and the corresponding realization of foreign tax credits.

The income tax provision for the three and nine months ended July 31, 2016 included a net discrete benefit of $1 million and $2 million, respectively. The income tax provision for the three and nine months ended July 31, 2015 included a net discrete expense of $0.3 million and a net discrete benefit of $7 million, respectively.

Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three and nine months ended July 31, 2016 by $10 million and $27 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.06 and $0.16 for the three and nine months ended July 31, 2016, respectively. The impact of tax incentives decreased the income tax provision for the three and nine months ended July 31, 2015 by $10 million and $31 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.06 and $0.18 for the three and nine months ended July 31, 2015, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.

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

At July 31, 2016, our estimated annual effective tax rate is 10.1 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower rates, our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S., reserves for uncertain tax positions, the U.S. federal research and development tax credit and the impact of permanent differences.

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

Segment Overview

We have three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of industries within the electronic industrial end market. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.

The profitability of each segment is measured after excluding, among other things, charges related to the amortization of intangibles, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share-based compensation, separation and related costs, acquisition related fair value adjustments, interest income and interest expense.

Communications Solutions Group

The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)		(in millions)
Net revenue	$424	$389	$1,310	$1,250	9%	5%

The Communications Solutions Group revenue for the three and nine months ended July 31, 2016 increased 9 percent and 5 percent, respectively, when compared to the same periods last year, driven by growth in the commercial communications market and aerospace, defense and government market. For the three and nine months ended July 31, 2016, acquisitions added approximately 9 percentage points and 10 percentage points, respectively, to revenue growth.

Revenue from the commercial communications market, including revenue from acquisitions, represents approximately 59 percent and 58 percent of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2016, and increased 14 percent and 5 percent year-over-year, respectively. For the three months ended July 31, 2016, revenue grew in Asia Pacific excluding Japan, Europe and Japan, while the Americas remained flat. For the nine months ended July 31, 2016, growth in Asia Pacific excluding Japan, Europe and Japan was partially offset by decline in the Americas. Excluding acquisitions, commercial communications market revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities offset strength in 5G technologies and data center expansion.

Revenue from the aerospace, defense and government market represents approximately 41 percent and 42 percent of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2016, respectively, and increased 3 percent and 4 percent year-over-year, respectively. For the three months ended July 31, 2016, growth in the Americas and Japan was partially offset by declines in Asia Pacific excluding Japan and Europe. For the nine months ended July 31, 2016, the aerospace, defense and government market grew in all regions.

Gross Margin and Operating Margin

The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2016 versus the three and nine months ended July 31, 2015.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
Total gross margin	61.7%	59.9%	61.0%	59.3%	2 ppts	2 ppts
Operating margin	18.1%	18.4%	18.2%	19.2%	—	(1) ppt

in millions
Research and development	$75	$61	$227	$189	22%	20%
Selling, general and administrative	$112	$102	$340	$318	10%	7%
Other operating expense (income), net	$(2)	$(2)	$(7)	$(7)	20%	8%
Income from operations	$77	$72	$239	$240	7%	(1)%

Gross margin for the three and nine months ended July 31, 2016 increased 2 percentage points compared to each of the same periods last year, primarily due to a higher percentage of revenue from software and R&D solutions, lower warranty and lower inventory charges.

Research and development expense for the three and nine months ended July 31, 2016 increased 22 percent and 20 percent, respectively, compared to the same periods last year, primarily driven by acquisition and increased investments in R&D engineers and programs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses for the three and nine months ended July 31, 2016, increased 10 percent and 7 percent, respectively, compared to the same periods last year, primarily driven by acquisitions.

Other operating expense (income) for both the three months ended July 31, 2016 and 2015 was income of $2 million. Other operating expense (income) for both the nine months ended July 31, 2016 and 2015 was income of $7 million.

Income from Operations

Income from operations for the three and nine months ended July 31, 2016 increased $5 million and decreased $1 million, respectively, on a corresponding revenue increase of $35 million and $60 million, respectively, when compared to the same periods last year.

Operating margin for the three months ended July 31, 2016 was flat when compared to the same period last year. Operating margin for the nine months ended July 31, 2016 decreased 1 percentage point when compared to the same period last year, driven by higher operating expenses primarily due to acquisitions and lower organic revenue.

Electronic Industrial Solutions Group

The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of industries within the electronic industrial end market, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)		(in millions)
Net revenue	$191	$175	$575	$558	9%	3%

The Electronic Industrial Solutions Group revenue for the three and nine months ended July 31, 2016 increased 9 percent and 3 percent, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2016, growth in Asia Pacific excluding Japan, Japan and the Americas was partially offset by decline in Europe. For both the three and nine months ended July 31, 2016, acquisitions added approximately 1 percentage point to revenue growth.

Gross Margin and Operating Margin

The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2016 versus the three and nine months ended July 31, 2015.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
Total gross margin	60.7%	57.3%	59.1%	57.4%	3 ppts	2 ppts
Operating margin	23.1%	18.5%	21.3%	19.8%	5 ppts	1 ppt

in millions
Research and development	$27	$25	$81	$77	9%	6%
Selling, general and administrative	$46	$44	$139	$136	4%	2%
Other operating expense (income), net	$(1)	$(1)	$(3)	$(3)	5%	(12)%
Income from operations	$44	$32	$122	$110	36%	11%

Gross margin for the three and nine months ended July 31, 2016 increased 3 percentage points and 2 percentage points, respectively, compared to each of the same periods last year, primarily driven by favorable volume and mix impact, along with lower warranty expenses.

Research and development expense for the three and nine months ended July 31, 2016 increased 9 percent and 6 percent, respectively, compared to the same periods last year, primarily driven by new investments. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.

Selling, general and administrative expenses for the three and nine months ended July 31, 2016, increased 4 percent and 2 percent, respectively, compared to the same periods last year, primarily driven by our focus on solution selling and market expansion activities.

Other operating expense (income) for both the three months ended July 31, 2016 and 2015 was income of $1 million. Other operating expense (income) for both the nine months ended July 31, 2016 and 2015 was income of $3 million.

Income from Operations

Income from operations for the three and nine months ended July 31, 2016 increased $12 million each, on a corresponding revenue increase of $16 million and $17 million, respectively, when compared to the same periods last year.

Operating margin for the three and nine months ended July 31, 2016 increased 5 percentage points and 1 percentage point, respectively, when compared to the same periods last year, driven by higher gross margins partially offset by higher investment in research and development and increased marketing activities.

Services Solutions Group

The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition to providing repair and calibration support for Keysight equipment, we also calibrate non-Keysight equipment. The group serves the same markets as Keysight’s Communications Solutions and Electronic Industrial Solutions Groups, providing industry-specific services to deliver complete Keysight solutions and help customers reduce their total cost of ownership for their design and test equipment. This segment was formerly reported as the company’s Customer Support and Services segment.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)		(in millions)
Net revenue	$103	$101	$294	$298	2%	(1)%

The Services Solutions Group revenue for the three and nine months ended July 31, 2016 increased 2 percent and decreased 1 percent, respectively, when compared to the same periods last year. The revenue increase associated with acquisitions accounted for approximately 2 percentage points for both the three and nine months ended July 31, 2016 when compared to the same periods last year. For the three months ended July 31, 2016, increases in revenue from calibration services and used equipment was partially offset by decline in revenue from repair services. Growth in the Americas, Japan and Europe was partially offset by declines in Asia Pacific excluding Japan. For the nine months ended July 31, 2016, declines in sales of used equipment and repair services was partially offset by growth in calibration services. Declines in Asia Pacific excluding Japan was partially offset by growth in Japan and the Americas, while Europe remained flat.

Gross Margin and Operating Margin

The following table shows the Services Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2016 versus the three and nine months ended July 31, 2015.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
Total gross margin	42.4%	42.7%	40.5%	42.9%	—	(2	) ppts
Operating margin	18.7%	19.4%	14.7%	17.4%	(1) ppt	(3	) ppts

in millions
Research and development	$—	$1	$5	$7	(67)%	(28)%
Selling, general and administrative	$25	$23	$73	$71	8%	3%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	—%	(5)%
Income from operations	$19	$20	$43	$52	(2)%	(16)%

Gross margin for the three and nine months ended July 31, 2016 was flat and decreased 2 percentage points, respectively, compared to the same periods last year, primarily driven by lower volume and higher expenses associated with the investments we are making in additional capacity to expand our multi-vendor calibration and asset management services.

Research and development expense for the three and nine months ended July 31, 2016 decreased 67 percent and 28 percent, respectively, compared to the same periods last year. The decline is primarily driven by change in Services Solutions Group's share in centralized investment on research and development.

Selling, general and administrative expense for the three months ended July 31, 2016 increased 8 percent when compared to the same period last year due to higher field selling costs, higher infrastructure related costs and an increase in people related costs. For the nine months ended July 31, 2016, selling, general and administrative expense increased 3 percent when compared to the same period last year due to higher infrastructure related costs and an increase in people related costs.

Other operating expense (income) for both the three months ended July 31, 2016 and 2015 was income of $1 million. Other operating expense (income) for both the nine months ended July 31, 2016 and 2015 was income of $2 million.

Income from Operations

Income from operations for the three and nine months ended July 31, 2016 decreased $1 million and $9 million, respectively, when compared to the same periods last year, on a corresponding revenue increase of $2 million and decrease of $4 million, when compared to the same periods last year.

Operating margin for the three months ended July 31, 2016 decreased 1 percentage point, driven by increase in operating expenses on flat gross margin. Operating margin for the nine months ended July 31, 2016 decreased 3 percentage points, primarily driven by unfavorable gross margin and an increase in operating expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2016 consisted of cash and cash equivalents of $664 million as compared to $483 million as of October 31, 2015.

As of July 31, 2016, approximately $462 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Much of the non-U.S. cash will be used for non-U.S. growth and expansion, however, some of this non-U.S. cash could be repatriated to the U.S. Under current law, such repatriation would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We continue to be in discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the separation agreements. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All significant international locations have access to internal funding through an offshore cashpool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit.
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

Net cash provided by operating activities was $277 million for the nine months ended July 31, 2016 compared to net cash provided of $295 million for the same period in 2015.

•
Net income for the first nine months of fiscal 2016 increased $7 million. Changes to non-cash income and expenses included an $28 million increase to amortization expense as compared to the same period last year due to the impact of recently acquired businesses, a $4 million increase in depreciation, a $10 million decrease to stock-based compensation expense as the first nine months of fiscal 2015 included expense associated with one-time inaugural grants, a $10 million gain from a land sale in the first nine months of fiscal 2016, a $9 million decline in excess and obsolete inventory related charges, a $10 million decrease in deferred tax expense and a $2 million increase in other miscellaneous non-cash expenses.

•
The aggregate of accounts receivable, inventory and accounts payable used net operating cash of $77 million during the first nine months of fiscal 2016, compared to cash provided of $7 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon how effectively we manage the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•	Net cash paid to Agilent under separation and distribution agreement was zero for the nine months ended July 31, 2016 as compared to the $28 million during the corresponding period last year.

•
The aggregate of employee compensation and benefits, income tax payable and other assets and liabilities used net operating cash of $16 million during the first nine months of fiscal 2016, compared to $45 million used in the comparable period last year. The difference is primarily due to an increase in deferred revenue balances, decrease in income tax payments and lower variable compensation payments in the first nine months of fiscal 2016 as compared to the same period last year and other differences due to timing of accruals and collections versus payments between the periods.

•
We contributed $29 million to our non-U.S. defined benefit plans during the first nine months of fiscal 2016, compared to $35 million in the same period last year. We expect to contribute approximately $8 million to our non-U.S. defined benefit plans during the remainder of 2016. For the nine months ended July 31, 2016 and 2015, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $76 million for the nine months ended July 31, 2016 as compared to $72 million for the same period last year. Investments in property, plant and equipment were $76 million for the nine months ended July 31, 2016 compared to $66 million in the same period last year. The increase in capital expenditures is primarily due to the timing of payments. We expect that total capital expenditures for the current year will be approximately $95 million.

In the nine months ended July 31, 2016, we used $10 million, net of cash acquired, for the acquisition of a small business and related intangibles assets and a contingent payment related to the Anite acquisition. We also received $10 million of proceeds from the sale of land in the nine months ended July 31, 2016.

In the nine months ended July 31, 2015, we invested $7 million in preferred stock of a privately held radio frequency microstructure company. We have accounted for this investment using the cost method.

Net Cash Used in Financing Activities

Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock, excess tax benefits from share-based plans and treasury stock repurchases. Net cash used in financing activities for the nine months ended July 31, 2016 was $25 million compared to cash used of $22 million for the same period in 2015.

We received proceeds of $42 million from issuance of common stock under employee stock plans in the nine months ended July 31, 2016 as compared to $23 million in the same period last year.

On February 18, 2016, our Board of Directors approved a stock repurchase program under which the company is authorized to repurchase up to $200 million of the company’s outstanding common stock through open market purchases, privately negotiated transactions or other means. The new repurchase program may be suspended or discontinued at any time at the company’s discretion. For the nine months ended July 31, 2016, the company used $62 million to repurchase shares.

Financing activities in the nine months ended July 31, 2015 also reflects $49 million of cash returned to Agilent in accordance with the separation and distribution agreement.

Credit Facility

On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2016, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the nine months ended July 31, 2016.

As a result of the Anite acquisition, we have an overdraft facility of £25 million that expired on July 31, 2016, but by mutual agreement this facility continues to be available while a replacement short-term facility is negotiated. As of July 31, 2016, the company had no borrowings outstanding under the facility. We were in compliance with the covenants of the facility during the nine months ended July 31, 2016.

Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the nine months ended July 31, 2016 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015

In March 2016, we assumed approximately $1 million of long-term debt in connection with an acquisition. In May 2016, this debt was subsequently repaid in full.

Other

There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, to our contractual commitments in the first nine months of 2016. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $20 million and $21 million of liabilities related to uncertain tax positions as of July 31, 2016 and October 31, 2015, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. There were no material changes during the nine months ended July 31, 2016 to this information reported in the company’s 2015 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, macroeconomic developments, such as the recent downturn in Europe, the economic slowdown in Asia and economic uncertainties caused by the result of the United Kingdom's referendum advising for its exit from the European Union could negatively affect our ability to conduct business in those geographies. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues. Risks to accounts receivable could result in delays in collection and greater bad debt expense.
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
        Some of our properties are undergoing remediation by HP Inc. ("HP") for subsurface contaminations that were known at the time of Agilent's separation from HP in 1999. In connection with Agilent's separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to us in the separation. As a result, HP will have access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2016.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2016 through May 31, 2016	326,976	$25.89	326,976	$150,000,030
June 1, 2016 through June 30, 2016	380,420	$30.19	380,420	$138,515,618
July 1, 2016 through July 31, 2016	—	$—	—	$138,515,618
Total	707,396	$28.20	707,396

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

Dated:	September 2, 2016	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 2, 2016	By:	/s/ John C. Skinner
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