Form 10-K
period 2016-10-31
Keysight Technologies, Inc.
filed 2016-12-19
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2016 was approximately $3 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 15, 2016, there were 171,445,423 shares of our common stock outstanding.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 16, 2017 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2016 are incorporated by reference into Part III of this Report.
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
On November 1, 2014, Keysight became an independent publicly-traded company through the distribution by Agilent Technologies Inc. ("Agilent") of 100 percent of the outstanding common stock of Keysight to Agilent's shareholders (the "Separation"). Each Agilent shareholder of record as of the close of business on October 22, 2014 received one share of Keysight common stock for every two shares of Agilent common stock held on the record date. Approximately 167 million shares of Keysight common stock were distributed on November 1, 2014 to Agilent shareholders. Keysight's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission ("SEC") on October 6, 2014. Keysight's common stock began trading the "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.
On August 13, 2015, we acquired all of the share capital of Anite plc ("Anite"), for a cash purchase price of $558 million, net of $43 million cash acquired. Anite was a United Kingdom ("U.K.")-based global company with strong software expertise and a leading supplier of wireless test solutions. This acquisition strengthened our wireless software design and test portfolio and its Network Test business expanded our served addressable market. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with more comprehensive wireless hardware and software solutions. Anite’s Network Test business will also enable us to provide innovative solutions that help customers deliver an outstanding experience for mobile users in the network. Keysight funded the acquisition using existing cash.
We have a comprehensive sales strategy that uses our direct sales force, distributors, resellers and manufacturer's representatives. The strategy varies based on the size of customer, the complexity of products and geographical coverage. We generated $2.9 billion of net revenue in fiscal year 2016, 2015 and 2014. Of our total net revenue of $2.9 billion for the fiscal year ended October 31, 2016, we generated 35 percent in the United States and 65 percent outside the United States. As of October 31, 2016, we had approximately 10,300 employees worldwide. Our primary research and development and manufacturing sites are in California and Colorado in the United States and outside of the United States in Belgium, China, Finland, Germany, U.K., India, Japan, Malaysia, Singapore, Spain and Switzerland.

Net revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2016, 2015 and 2014 are shown in Note 21, "Segment Information," to our combined and consolidated financial statements, which we incorporate by reference herein.
We had approximately 15,500 direct customers for our products and services in fiscal year 2016 and approximately 30,000 customers including indirect channels. No single customer represented 10 percent or more of our net revenue. Many of our customers acquire products and services across multiple segments.

Strategies
With a singular focus on electronic design and test, we deliver market-leading solutions across a wide range of industries, including commercial communications, aerospace, defense and government, automotive, energy, semiconductor and electronic industrial. Our research and development focuses on our customers' design and test challenges, from design simulation to prototype validation to manufacturing test, to optimization in the network. Market and customer opportunities are driven by evolving technology standards, as well as the need for faster data rates and new form factors, from feature-rich solutions to modular solutions to handheld instruments. Our strategic focus is to deliver market-leading solutions and growth by investing in the following areas:

•
New wireless communication measurement solutions.  We are investing in the development of new wireless communications test solutions to satisfy the commercial communications end market which is being driven by growth in mobile data and evolving wireless standards, particularly 5G. The acquisition of Anite in the fourth quarter of fiscal 2015 strengthened our wireless software design and test portfolio and its Network Test business expanded our served addressable market. Our early 5G solutions have also been gaining tangible traction. With our technical breadth and expertise and strategic engagement with customers and partners around the world, we have leading-edge solutions for 5G applications available when needed, even as development schedules accelerate.

•
Industry-focused solutions across form factors.  With our focus on industry solutions, we provide customers with solutions that utilize our leading-edge technology across form factors, from feature-rich solutions to modular solutions to handheld instruments. We have the broadest portfolio of software, hardware and service solutions in the industry and continue to leverage our strength in feature-rich instrumentation into a portfolio of modular and handheld measurement solutions to address our customers’ complex design and measurement needs.

•
Enhanced and expanded software solutions.  An increasing percentage of measurement science and functionality is delivered through software solutions. Our portfolio of software solutions and software productivity tools is extensive and represents a significant corporate asset. We continue to invest in software development to capitalize on its growth potential and provide industry-leading measurement applications, electronic design automation ("EDA") software and software protocol design and test solutions.

•
New services solutions.  Our services business represents a meaningful growth opportunity as we invest in expanding our services solutions portfolio. Our focus on growing services through multi-vendor calibration and asset management builds upon a strong foundation of repair and calibration services. We are also expanding our service solutions into new areas such as technology refresh and professional services.

Strengths
Our Electronic Measurement Business originated in 1939. Our legacy encompasses more than 75 years of innovation, measurement science expertise and deep customer relationships. We do business with most Fortune 1000 companies that are developing electronic products. We help customers bring breakthrough electronic products to market faster and at a lower cost. The following strengths are significant:

Technology Leadership as a Competitive Differentiator: Proprietary software and hardware technologies unavailable on the commercial market and developed by our thirteen R&D centers around the world enable many Keysight products to deliver the best design and measurement solution capability available for our customers’ engineering requirements. Built on an intellectual property foundation developed over a 30-year period, Keysight’s EDA computer aided design software for radio and microwave frequency designs is the premiere tool used by over two-thirds of the world’s engineers doing design work in this field. Some of Keysight’s hardware technologies are designed and manufactured in our own in-house integrated circuit fabrication facilities, which were purpose-built and optimized to deliver unmatched capabilities across the broad portfolio of Keysight instruments. Once developed, these technologies can be deployed into multiple instrument form factors which include the Feature Rich Box or Bench Top instruments, modular instruments and handheld portable instruments. For Keysight, deploying technology across all the instrument form factors provides multiple revenue streams from a single technology investment. The result is that Keysight is recognized as being the product leader in four core engineering instrumentation categories; RF and Microwave Design Simulation software, Network Analyzers, Signal Analyzers, and Signal Sources.
Broad Portfolio of Solutions to Address Customer Needs: We believe we have the broadest portfolio of electronic design and test solutions in the industry. Our hardware product portfolio spans many technologies, price points and form factors. We address time and frequency domain applications with RF, microwave, high-speed digital and general instrumentation. In addition, we have a broad portfolio of software products including EDA software for RF and high-speed digital design, hundreds of measurement application solutions to help customers make specific measurements quickly and consistently, and software tools for programming.

Industry Leading Commitment to Product Quality and Reliability: We believe we have a reputation in the industry for high quality and high reliability electronic measurement instrumentation and software. This reputation for quality is supported by a three-year instrument warranty. Ensuring quality and reliability is an integral part of our new product development processes.
Large Installed Base: We have a large installed base of equipment because of the breadth of our product portfolio and our long history of producing high-performance and high-quality products. This installed base enables a strong and growing Services Solutions Group that provides a wide range of calibration and repair services, on both a per incident and contract basis, and provides a significant source of loyal customers for future sales.
Sales Channel with Global Reach: We have a worldwide and comprehensive sales channel. We have experienced management teams and highly technical sales and application engineers in all parts of the world, including a strong local presence in emerging markets. Our sales channel strategy is segmented by customer size, customer location and product characteristics. We deploy a direct sales organization focused on selling higher performance products and industry solutions to global and geographic accounts. Approximately 79 percent of our business comes from customer interactions with our direct sales organization. To ensure broad geographic coverage and further drive growth, we maintain a network of over 600 channel partners to complement our direct sales force.
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
Operating Segments
In fiscal year 2016, we completed an organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we have three reportable operating segments, Communications Solutions Group (“CSG”), Electronic Industrial Solutions Group (“EISG”), and Services Solutions Group (“SSG”). CSG and EISG are from our previous Measurement Solutions segment, while SSG was formerly reported as the company's Customer Support and Services segment. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period amounts were revised to conform to the current presentation.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. This business generated revenue of $1.8 billion in fiscal 2016, $1.7 billion in fiscal 2015 and $1.8 billion in fiscal 2014.
Communications Solutions Group Markets
Our Communications Solutions Group serve the following two markets:
Commercial Communications Market
We market our electronic design and test solutions to network equipment manufacturers (“NEMs”), wireless device manufacturers, and communications service providers, including the component manufacturers within the supply chain for these customers. Growth in mobile data traffic and increasing complexity in semiconductors and components are drivers of test demand across the communications market.
NEMs manufacture and sell products to enable the transmission of voice, data and video traffic. The NEMs’ customers are communications service providers that deploy and operate the networks and services, as well as distribute end‑user subscriber devices, including wireless personal communication devices and set‑top boxes. To meet their customers’ demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each optical, electrical and wireless network technology.

Wireless device manufacturers require design and test solutions for the design, development, manufacture and repair of a variety of mobile devices. These mobile devices are used for voice, data and video delivery to individuals who connect wirelessly to the service provider’s network. The device manufacturers’ customers are large and small service providers, enterprises and consumers who purchase devices directly from retailers. Wireless device manufacturers require design and test solutions that enable technology development in conformance with the latest standards.
Communications service providers require reliable data center and network equipment that enables new service offerings and allows their networks to operate with ever‑increasing capacities. To achieve this, communications service providers require a range of sophisticated test instruments and systems to ensure conformance to communication standards and network requirements and to evaluate network performance.
Component manufacturers design, develop and manufacture electronic and optical components and modules used in network equipment and mobile devices. The component manufacturers require test and measurement products to verify that the performance of their components and modules meets the specifications of their customers.
Aerospace, Defense and Government Market
We market our electronic design and test solutions to manufacturers and research facilities within the aerospace and defense industries. This market includes commercial and government customers and their contracted suppliers. The modernization of satellite, radar and surveillance systems worldwide is a driver of test demand within the aerospace and defense market.
Government customers include departments or ministries of defense and related agencies around the world. Contractors support the government and commercial customers by providing design and manufacturing capabilities for a variety of programs. We also sell to sub‑contractors and component manufacturers within the supply chain.
Customers use our electronic measurement instruments to develop and manufacture a wide variety of electronic components and systems used in aerospace and defense industries, including commercial and military aircraft, space, satellite, radar, intelligence and surveillance. Customers test the electrical parameters of a broad spectrum of components and assemblies and final products and often require large systems containing multiple electronic instruments.
Communications Solutions Group Products
Our electronic design and test solutions include RF and microwave instruments, digital instruments and various other general purpose test instruments and targeted test solutions. We offer these products and related software in a variety of form factors, including benchtop, modular and handheld, depending on the specific requirements of the customer application.
Software Solutions
Our high-frequency EDA software tools are used to model, simulate and analyze communications product designs at the circuit and system levels. Our measurement application software is an extension of our hardware solutions and enables a wide range of measurement capability used across all end markets to design and manufacture next-generation electronic components and products. The acquisition of Anite provides the software tools used to design and test the software portion of wireless devices and test the performance of networks.
RF and Microwave Products
Our RF and microwave test instruments and related software and EDA software tools are used mainly in wireless and aerospace and defense applications. These products are required for the design and production of wireless network products, communications links, mobile devices and base stations. RF and microwave test instruments include signal analyzers, signal generators, network analyzers, one box testers and power meters. The acquisition of Anite provides the software and hardware tools used to design and test the software portion of wireless devices and test the performance of networks.
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
Communications Solutions Group Customers
Our customers include commercial companies and government agencies around the world. We have customers across the lifecycle that design, develop, manufacture, install and monitor a variety of commercial and government communications networks. Commercial customers include original equipment and contract manufacturers of electronic components, semiconductors, wireless devices and network equipment, as well as network service providers that implement, maintain and manage communication networks and services. Other commercial customers include defense contractors and sub-contractors. Government customers include departments or ministries of defense, government agencies and related research institutes.
Our customers use our products to conduct research and development to manufacture, and to install and maintain radio frequency, microwave frequency, digital, semiconductor, and optical products and systems. Many of our customers purchase solutions across several of our major product lines for their different business units.
No single customer represented 10 percent or more of the group's net revenue.
In general, the orders and revenues from many of the Communications Solutions Group markets and product categories are seasonal, traditionally marked by lower business levels in the first and third quarters of the fiscal year and higher volumes in the second and fourth quarters of the fiscal year. The seasonal impact of our business is tempered by broader economic trends and the diversity of our electronic measurement products and customers, which span multiple industries.
Communications Solutions Group Sales, Marketing and Support
We have a comprehensive sales strategy, using a direct sales force, resellers, manufacturer’s representatives and distributors to meet our customers’ needs.
Our direct sales force focuses on addressing our largest customer needs and recommending solutions involving the effective use and deployment of our equipment, systems and capabilities. Some of our direct sales force concentrates on more complex products such as our high‑performance instruments, where customers require strategic consultation. Our direct sales force consists of field and application engineers who have in‑depth knowledge of the customers’ business and technology needs. Our application engineers provide a combination of consulting, systems integration and application and software engineering services that are pervasive across all stages of the sale, implementation and support of our complex systems and solutions.
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
Communications Solutions Group Manufacturing
We concentrate our Communications Solutions Group manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components. We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in California and Colorado in the United States. Outside of the United States we have manufacturing centralized in Malaysia with other manufacturing facilities in China, Germany and Japan. Our Penang, Malaysia site is our largest test and measurement manufacturing facility with proven operational excellence through scale, scope and expertise.
Within our business, there are three Technology Centers that collectively provide key components and sub‑systems. The three Technology Centers are located in Boeblingen, Germany, Colorado Springs, Colorado and Santa Rosa, California. These technologies include optical components and sub‑systems, Application-Specific Integrated Circuits (“ASICs”), thick and thin film circuits, high speed probes and precision machining. These Technology Centers provide a competitive advantage by developing unique technologies for our solutions.
We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.

Communications Solutions Group Competition
The market for electronic design and test solutions is highly competitive across our targeted markets. In the commercial communications market, our primary competitors are Anritsu Corporation, Cobham plc, National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Fortive Corporation), LeCroy Corporation (a subsidiary of Teledyne Technologies) and Teradyne, Inc.  In the aerospace, defense and government market our primary competitors are Cobham plc, Rohde & Schwarz GmbH & Co. KG, LeCroy Corporation and Tektronix, Inc.
Our electronic design and test solutions offer a wide range of products and related software, and these products compete primarily on the basis of product quality, differentiated capability, leading edge technology and long term value to our customers.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. This business generated revenue of $776 million in fiscal 2016, $758 million in fiscal 2015 and $766 million in fiscal 2014.
Electronic Industrial Solutions Group Markets
We market our electronic design and test solutions to customers with significant electronic content across a broad set of electronic industrial end markets. These industries design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, by original equipment manufacturers or by contract manufacturers. Other industrial applications for our products include power, energy, automotive, medical, research and education.
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
Electronic Industrial Solutions Group Products
Our electronic industrial products include design and design verification tools, a broad range of electronic test and measurement instruments, comprehensive manufacturing systems, material analysis and university education solutions to train the next generation of engineers and scientists.
Design tools include design-for-test (“DFT”) for printed circuit assemblies and automotive radar, and EDA software for wireless and wired communication links in industrial, automotive and power semiconductor devices.
Design verification solutions include physical signal characterization and protocol compliance, notably for those links used in industrial, energy and automotive devices and products. Major industry forces are electrifying transportation and changing how electrical energy is generated, stored and controlled. Examples of verification solutions include those that help design engineers qualify and characterize power semiconductor devices, photo-voltaic/electrical vehicle/storage inverters, AC power analysis, DC battery cells/modules and automotive body/safety/engine electronic modules. High-precision and higher-bandwidth power analysis products address the increased power efficiency required with the proliferation of battery-powered and energy-efficient devices.
General purpose test and measurement products include hand-held (portable), bench instrument and modular forms. Capability includes Digital Multi-Meters, Function Generators, Waveform Synthesizers, Counters, Data Acquisition (“DAQ”), Audio Analyzers, LCR Meters, Thermal imaging, low-cost USB modular, precision SMU (Source Measurement Units), ultra-high precision device current analyzers, test executive software platforms and a wide variety of power supplies ranging from bench to highly scalable AC/DC modular supplies and electronically programmable loads. These products are increasingly integrated with solution-specific software that enable our customers to dramatically accelerate and improve the effectiveness of their product design, design validation, manufacturing and support activities. Our products also support fundamental measurement science for voltage, current, frequency, signal pulse width, sub-nano-meter distance and complex electronic measurements. This enables industry and government agencies to determine fundamental electrical parameters and ensure customers can calibrate and ensure traceability measurement metrology.
Comprehensive manufacturing systems include: printed-circuit-board-assembly (“PCBA”) testers that ensure complex boards and components are assembled properly, IC parametric testers that ensure semiconductor wafers are processed consistently with high-precision and sub-nano-meter positioning systems for semiconductor wafer manufacturing. We provide effective and efficient manufacturing test solutions for complex transportation electronic control/safety systems that include radar, autonomous capability, and state-of-the-art wired and wireless components. Our flexible and scalable manufacturing systems offer the best-in-class value to enable our manufacturing customers to deliver outstanding yield, quality and productivity resulting in lower overall cost of test.
Material analysis products include atomic-force and scanning-electron microscopy to enable deeper understanding of materials that are driving breakthroughs in new semiconductor devices and sensors used in Internet of Things (“IoT”) and electronic manufacturing processes.
Our highly regarded test and measurement products and software have a long history of broad adoption and use in universities and research centers that teach the next generation of engineers and scientists and enable basic research to flourish. Increasing global competition in education is driving the need for efficient and timely education solutions and we are making those available in areas such as IoT, 5G communications technology and smart devices.
Electronic Industrial Solutions Group Customers
Our customers include original equipment and contract manufacturers of electronic industrial products and services. These customers use our solutions to perform research and development, manufacturing and support their products and services. Customer products include semiconductor devices, printed circuit assemblies, electronic modules and systems. Our customers range from the largest multi-national global companies to the smallest start-ups and include universities and government agencies around the world.
No single customer represented 10 percent or more of the group's net revenue.
In general, the orders and revenues from many of the electronic industrial measurement markets and product categories are seasonal, traditionally marked by lower business levels in the first and third quarters of the fiscal year and higher volumes in the second and fourth quarters of the fiscal year. The seasonal impact of our business is tempered by broader economic trends and the diversity of our electronic measurement products and customers, which span multiple industries.
Electronic Industrial Solutions Group Sales, Marketing and Support
We have a comprehensive sales strategy, using a direct sales force, resellers, manufacturer’s representatives and distributors to meet our customers’ needs.
Our direct sales force focuses on addressing our largest customer needs and recommending solutions involving the effective use and deployment of our equipment, systems and capabilities.  Some of our direct sales force concentrates on more complex products such as our high‑performance instruments, where customers require strategic consultation. Our direct sales force consists of field and application engineers who have in‑depth knowledge of the customers’ business and technology needs. Our application engineers provide a combination of consulting, systems integration and application and software engineering services that are pervasive across all stages of the sale, implementation and support of our complex systems and solutions.
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
Electronic Industrial Solutions Group Manufacturing
We concentrate our electronic industrial measurement manufacturing efforts primarily on final assembly and test of our products.  To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components.  We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in California and Colorado in the United States. Outside of the United States we have manufacturing centralized in Malaysia with other manufacturing facilities in China, Germany and Japan. Our Penang, Malaysia site is our largest test and measurement manufacturing facility with proven operational excellence through scale, scope and expertise.

Within our business, there are three Manufacturing Technology Centers that collectively provide key components and sub‑systems.  The three Manufacturing Technology Centers are located in Boeblingen, Germany, Colorado Springs, Colorado and Santa Rosa, California. These technologies include optical components and sub‑systems, ASICs, thick and thin film circuits, high speed probes and precision machining. These Manufacturing Technology Centers provide a competitive advantage by developing unique technologies for our solutions.
We generally only manufacture products when we have received firm orders for delivery and do not generally hold large stocks of finished inventory.
Electronic Industrial Solutions Group Competition
The market for electronic industrial design and test solutions is highly competitive across our targeted markets. In the electronic industrial test market, our primary competitors are Anritsu Corporation, National Instruments Corporation, Rohde & Schwarz GmbH & Co. KG, Keithley/Tektronix/Fluke, Inc. (subsidiaries of Fortive Corporation), LeCroy Corporation (a subsidiary of Teledyne Technologies), Teradyne, Inc. and Advantest.
Our electronic industrial design and test solutions offer a wide range of products, solutions and related software, and these compete primarily on the basis of product quality, differentiated capability, leading edge technology and long term value to our customers.
Services Solutions Group
The Services Solution Group provides worldwide integrated service solutions to optimize test equipment and productivity, including repair and calibration services, professional services and remanufactured equipment. This business generated revenue of approximately $400 million in each of fiscal 2016, 2015 and 2014.

Services Solutions Group Markets
Services Solutions Group broadly addresses the same markets as the Communications Solutions Group and Electronic Industrial Solutions Group, which includes commercial communications, aerospace, defense and government, internet infrastructure, automotive and energy, semiconductor manufacturing and general electronics and manufacturing industries.
Services Solutions Group Products
Keysight offers the following general types of services and products under the Services Solutions Group:

•	Accredited Product Support Services. Comprehensive product support services that combine repair, parts, and accredited calibrations of Keysight and non-Keysight test equipment.

•	Professional Services. Training and technology services to optimize equipment utilization.

•	Remanufactured Equipment. Refurbished used equipment, including Keysight Premium Used, which ensures the same high quality as our new equipment.

•	Asset Management Program. Full service solution to optimize customer’s asset tracking, servicing and utilization requirements throughout the product life cycle.
Services Solutions Group Customers
The customers for our Services Solutions Group include customers of the Communications Solutions Group and Electronic Industrial Solutions Group. No single customer represented 10 percent or more of the group's net revenue.

Services Solutions Group Sales, Marketing and Operations
Services Solutions Group shares the same industry‑leading sales, marketing and support resources as the Communications Solutions Group and Electronic Industrial Solutions Group, including the same direct sales force and complementary channel partners.
Customer demand is fulfilled through regional service centers by trained technicians and engineers, located in close proximity to customers at 69 Keysight service locations in more than 30 countries. Our global presence, with localized service proximity, is an important factor in sustaining our customers’ equipment uptime and utilization requirements.

Services Solutions Group Competition
The Services Solutions Group competes with independent test equipment service providers, government measurement laboratories and other original equipment manufacturers. Many of these competitors offer a wide range of services and can support instruments from multiple manufacturers. Service quality, cost and turn‑around time drive competitiveness within our served industries. In addition, some of our instrument customers have in‑house calibration and repair capabilities. Our primary service competitors are Trescal Limited, Fortive Corporation, and Ceprei Laboratories. Due to differing country and regulatory accreditation standards, the services provided may vary greatly from country to country.
Our remanufactured equipment business faces competition from other electronic measurement instrument competitors with trade‑in programs and from numerous rental companies, equipment dealers, brokers and resellers.
The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental and International Operations include information common to each of our businesses.
Research and Development
Research and development ("R&D") expenditures were $425 million in fiscal 2016, $387 million in fiscal 2015 and $361 million in fiscal 2014. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality customer solutions, products and services. We are committed to investing in R&D and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves for growth.
Our R&D efforts focus on improvements to existing products and development to support new product introductions and complete customer solutions aligned to our industry. We conduct R&D in four principal areas: enabling technologies, system design, simulation and measurement. Our R&D seeks to improve on various technical competencies in electronics, software, systems and solution delivery. R&D investments are focused on delivering technology and solutions to market in the short term as well as building a strong foundation for future solutions over a longer time horizon.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2016, our unfilled backlog was approximately $807 million, as compared to approximately $779 million at October 31, 2015. We expect that a majority of the unfilled backlog will be recognized as revenue within six months. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
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
International Operations
Our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 65 percent in fiscal 2016, 65 percent in fiscal 2015 and 64 percent in fiscal 2014, the majority of which was from customers other than foreign governments. Revenues from external customers are generally attributed to regions based upon the location of our sales representative.
Long-lived assets located outside of the United States as a percentage of our total long-lived assets was approximately 57 percent in fiscal year 2016 and 62 percent in fiscal year 2015. Approximately 30 and 22 percent of our long-lived assets were located in Japan in fiscal years 2016 and 2015, respectively. Approximately 13 and 12 percent of our long-lived assets were located in Malaysia in fiscal years 2016 and 2015, respectively.
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

Acquisition of Material Assets

On August 13, 2015, we acquired all of the share capital of Anite, a U.K.-based global company, under the scheme document dated July 6, 2015. This acquisition strengthens our wireless software design and test portfolio and its Network Test business expands our served addressable market. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with more comprehensive wireless hardware and software solutions. Anite’s Network Test business will also enable us to provide innovative solutions that help customers deliver an outstanding experience for mobile users in the network. As a result of the acquisition, Anite has become a wholly-owned subsidiary of Keysight. The consideration paid was $558 million, net of $43 million of cash acquired. We funded the acquisition using our existing cash.

Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of December 1, 2016 appear below:
Ronald S. Nersesian, 57, has served as President and Chief Executive Officer of Keysight since December 2013 and, prior to the Separation, served as Executive Vice President of Agilent. Mr. Nersesian served as President of Agilent from November 2012 to September 2013 and as Chief Operating Officer, Agilent from November 2011 to September 2013. From November 2011 to November 2012, Mr. Nersesian served as Agilent’s Executive Vice President and Chief Operating Officer. He served as Senior Vice President, Agilent, and President, Electronic Measurement Group from March 2009 to November 2011, as Agilent’s Vice President and General Manager of the Wireless Business Unit of the Electronics Measurement Group from February 2005 to February 2009, and as Agilent’s Vice President and General Manager of the Design Validation Division from May 2002 to February 2005. Prior to joining Agilent, Mr. Nersesian served in management positions with LeCroy Corporation from 1996 to 2002. From 1984 through 1996, Mr. Nersesian served in various roles with HP. Mr. Nersesian serves on the Board of Directors of Trimble Inc.
Neil Dougherty, 47, has served as Senior Vice President and Chief Financial Officer of Keysight since December 2013 and, prior to the Separation, served as Vice President and Treasurer of Agilent, since 2012. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer. Prior to that, Mr. Dougherty held a broad variety of positions in finance for Agilent and HP.
Jay Alexander, 53, has served as Senior Vice President and Chief Technology Officer of Keysight since May 2014 and, from October 2009 until prior to the Separation, he served as Vice President and General Manager for the Oscilloscope and Protocol Division of Agilent.
Ingrid Estrada, 52, has served as Senior Vice President, Human Resources, Keysight since December 2013 and, prior to the Separation, served as Vice President and General Manager of Global Sourcing of Agilent since 2011, and as Vice President and General Manager of Remarketing Solutions Division of Agilent since 2006.
Michael Gasparian, 58, has served as Senior Vice President and President of the Communications Solutions Group since November 2015. From March 2014 to November 2015, Mr. Gasparian served as Senior Vice President of Customer Support and Services and Worldwide Marketing for Keysight and, prior to the Separation, served as Vice President, Agilent since 2000, although he did not work at Agilent from 2009 to 2010. From 2011 to 2012, Mr. Gasparian served as Agilent’s Vice President of Marketing. From 2007 to 2008, Mr. Gasparian served as the General Manager of the Material Science Solutions Unit of Agilent.
Soon Chai Gooi, 55, has served as Senior Vice President and President of the Electronic Industrial Solutions Group since November 2015. From December 2013 to November 2015, Mr. Gooi served as Senior Vice President of Order Fulfillment and Infrastructure for Keysight. Prior to the Separation, Mr. Gooi served as President, from November 2012 to September 2013, and as Senior Vice President, from December 2011 to November 2012, of Agilent's Order Fulfillment and Supply Chain. Previously, Mr. Gooi served as Agilent’s Vice President and General Manager of the Electronic Instruments Business Unit and Electronic Measurement Group Order Fulfillment from May 2006 to December 2011.
John Page, 52, has served as Senior Vice President and President of Services Solutions Group since November 2015 and most recently served as vice president of business finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010 to 2014.
Mark Wallace, 51, has served as Senior Vice President of Worldwide Sales since November 2016. From November 2014 to November 2016, Mr. Wallace served as Vice President and General Manager of Americas Field Operations, and prior to the Separation from Agilent, as Americas Field Operations Vice President of Agilent's Electronic Measurement Group since November 2011. From August 2004 to November 2011 Mr. Wallace served as National Sales Manager of Agilent's Electronic Measurement Group for U.S, and Canada.

Stephen Williams, 44, has served as Senior Vice President, General Counsel and Secretary of Keysight since December 2013 and, prior to the Separation, served as Agilent’s Vice President, Assistant General Counsel and Assistant Secretary since November 2009. From February 2007 to November 2009, Mr. Williams served as Managing Counsel in Agilent’s Legal Department.
John Skinner, 54, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since December 2013 and, prior to the Separation, Mr. Skinner served as Vice President, Agilent and Controller of Global Infrastructure and Enterprise Financial Planning and Analysis from April 2012 to December 2013. From April 2009 to April 2012, Mr. Skinner served as Agilent’s Senior Director of Agilent Business Reporting.
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
Our Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Nominating and Corporate Governance Committee, our Executive Committee as well as our Standards of Business Conduct are available on our website at www.investor.keysight.com under “Corporate Governance.” These items are also available in print to any stockholder in the United States and Canada who requests them by calling (800) 829-4444. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

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
In addition, macroeconomic developments, such as the recent downturn in Europe, the economic slowdown in Asia and the results of the recent U.S. and other national elections, economic uncertainties caused by the result of the United Kingdom's referendum advising for its exit from the European Union could negatively affect our ability to conduct business in those geographies. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues. Risks to accounts receivable could result in delays in collection and greater bad debt expense.
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
        We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we finance acquisitions by issuing additional convertible debt or equity securities, our existing stockholders may experience share dilution, which could affect the market price of our stock. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations and ability to pay dividends due to restrictive covenants.
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

•	our historical financial information prior to the Separation, does not reflect the debt or the associated interest expense that we have incurred as part of the separation and distribution.

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

Item 1B.    Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease a total of approximately 139 operating facilities located throughout the world that handle manufacturing production, assembly, sales, quality, assurance testing, distribution and packaging of our products. These facilities are located in the following countries: Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, U.K., Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Russia, Singapore, Spain, South Korea, Sweden, Switzerland, Taiwan, the United Arab Emirates, the United States and Vietnam. As of October 31, 2016, we own or lease a total of approximately 5.9 million square feet of space worldwide, of which we own approximately 4.2 million square feet and lease 1.7 million square feet. Our sales and support facilities occupy a total of approximately 0.5 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupy approximately 5.4 million square feet. All of these facilities are well maintained and suitable for the operations conducted in them.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "KEYS.’’ The following table sets forth the high and low sale prices per quarter for the fiscal year, 2016 and 2015 as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2016	High	Low	Dividends
First Quarter (ended January 31, 2016)	$33.48	$22.15	—
Second Quarter (ended April 30, 2016)	$28.39	$21.07	—
Third Quarter (ended July 31, 2016)	$31.87	$25.49	—
Fourth Quarter (ended October 31, 2016)	$33.14	$26.87	—

Fiscal 2015	High	Low	Dividends
First Quarter (ended January 31, 2015)	$36.33	$28.56	—
Second Quarter (ended April 30, 2015)	$38.99	$33.37	—
Third Quarter (ended July 31, 2015)	$36.31	$29.51	—
Fourth Quarter (ended October 31, 2015)	$34.13	$29.28	—
There were 24,427 shareholders of record of Keysight common stock as of December 15, 2016.
We have not paid any dividends, and we do not anticipate paying any cash dividends in the foreseeable future. All decisions regarding the declaration and payment of dividends and repurchase stock are at the discretion of our Board of Directors and will be evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that our Board deems relevant.
The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the 2017 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2016. The total number of shares of common stock purchased by the Company during the fiscal year ended October 31, 2016 is 2,288,516 shares.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

August 1, 2016 through August 31, 2016	—	N/A	—	$138,515,618
September 1, 2016 through September 30, 2016	—	N/A	—	$138,515,618
October 1, 2016 through October 31, 2016	—	N/A	—	$138,515,618
Total	—	N/A	—

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

Item 6.    Selected Financial Data (Unaudited)
The following table presents the selected combined and consolidated financial data, which should be read in conjunction with our combined and consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2016 and for each of the fiscal years in the three-year period ended October 31, 2016 from our audited combined and consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2013 and for the fiscal year ended October 31, 2012 from audited combined financial statements that are not included in this Form 10-K.
Our historical combined and consolidated financial statements before November 1, 2015 include certain expenses of Agilent that were allocated to us for certain functions, including general corporate expenses related to information technology, research and development, finance, legal, insurance, compliance and human resources activities. These costs may not be representative of the future costs we have incurred or will incur as an independent public company. The historical financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the historical periods presented or be indicative of our future performance as an independent company.

	Years Ended October 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Combined and Consolidated Statement of Operations Data:
Net revenue	$2,918	$2,856	$2,933	$2,888	$3,315
Income before taxes	$366	$388	$475	$501	$746
Net income	$335	$513	$392	$457	$841
Net income per share(a)
Basic	$1.97	$3.04	$2.35	$2.74	$5.04
Diluted	$1.95	$3.00	$2.35	$2.74	$5.04
Weighted average shares used in computing net income per share(a)
Basic	170	169	167	167	167
Diluted	172	171	167	167	167
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

	October 31,
	2016	2015	2014	2013	2012
	(in millions)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$783	$483	$810	$—	$—
Working capital	$1,210	$893	$1,081	$412	$398
Total assets	$3,803	$3,508	$3,050	$2,028	$2,133
Long-term debt	$1,100	$1,099	$1,099	$—	$—
Stockholders'/Invested equity	$1,513	$1,302	$769	$1,245	$1,305

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
On November 1, 2014, we became an independent publicly-traded company through the distribution by Agilent Technologies, Inc. ("Agilent") of 100 percent of the outstanding common stock of Keysight to Agilent's shareholders (the "Separation"). Each Agilent shareholder of record as of the close of business on October 22, 2014, received one share of Keysight common stock for every two shares of Agilent common stock held on the record date. Keysight was incorporated in Delaware on December 6, 2013 and is comprised of Agilent's former electronic measurement business. Keysight's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on October 6, 2014. Keysight's common stock began trading "regular-way" under the ticker symbol "KEYS" on the New York Stock Exchange on November 3, 2014.
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
In fiscal 2015, we initiated a phased program associated with our separation from Agilent to resize and optimize our infrastructure from the one that had been established to serve a diversified technology company. The focus of the first phase of the program was on the IT infrastructure to support finance, field and human resources. The second phase of the program, which was initiated in the third quarter of fiscal 2016, primarily addresses the optimization of the IT infrastructure to support the services business. We recognized costs related to this program of $24 million for the year ended October 31, 2016 and $20 million for the year ended October 31, 2015. We expect to recognize additional costs estimated to range from $25 million to $35 million through fiscal 2018.
Overview and Executive Summary
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
In fiscal year 2016, we completed an organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we have three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
Years ended October 31, 2016, 2015 and 2014
Keysight’s total orders in 2016 were $2,953 million, an increase of 3 percent when compared to 2015. Foreign currency movements had an unfavorable impact of 1 percent on the year-over-year comparison. Orders associated with acquisitions accounted for 5 percentage points of order growth for the year ended October 31, 2016 when compared to 2015. Total orders in 2015 were $2,853 million, a decrease of 4 percent when compared to 2014. Foreign currency movements had an unfavorable impact of 4 percentage points on the year-over-year comparison. Orders associated with acquisitions accounted for 1 percentage point of order growth for the year ended October 31, 2015 when compared to 2014.

Keysight’s net revenue of $2,918 million in 2016 increased 2 percent when compared to 2015. Foreign currency movements had no impact on the year-over-year comparison. The revenue increase associated with acquisitions accounted for approximately 5 percentage points for the year ended October 31, 2016 when compared to 2015. Excluding acquisitions, revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities in the industry offset strength in 5G technologies and data center expansion. Net revenue of $2,856 million in 2015 decreased 3 percent when compared to 2014. Foreign currency movements had an unfavorable impact of 4 percentage points on the year-over-year comparison. The revenue increase associated with acquisitions accounted for approximately 1 percentage point for the year ended October 31, 2015 when compared to 2014.

Net income was $335 million in 2016 compared to net income of $513 million and $392 million in 2015 and 2014. In 2016, 2015 and 2014, we generated operating cash flows of $416 million, $376 million and $563 million. respectively.

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
Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our combined and consolidated statement of operations. We experience some fluctuations within individual lines of the consolidated balance sheet and combined and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis of up to a rolling twelve-month period. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations-Years ended October 31, 2016, 2015 and 2014
Orders and Net Revenue
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

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
	(in millions)
Orders	$2,953	$2,853	$2,963	3%	(4)%
Net revenue:
Products	$2,440	$2,408	$2,479	1%	(3)%
Services and other	478	448	454	7%	(1)%
Total net revenue	$2,918	$2,856	$2,933	2%	(3)%

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
% of total net revenue:
Products	84%	84%	85%	—	(1) ppt
Services and other	16%	16%	15%	—	1 ppt
Total	100%	100%	100%
Orders

Total orders for the year ended October 31, 2016 were $2,953 million, an increase of 3 percent when compared to 2015. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare. Orders associated with acquisitions accounted for 5 percentage points of order growth for the year ended October 31, 2016 when compared to 2015. Orders grew across all operating segments with growth in all regions. Total orders decreased 4 percent in 2015 compared to 2014, with declines in the Communication Solutions Group and the Electronic Industrial Solutions Group, partially offset by growth in the Services Solutions Group. Foreign currency movements had an unfavorable impact of 4 percentage points on the year-over-year compare. The orders associated with acquisitions accounted for 1 percentage point of order growth for the year ended October 31, 2015 when compared to 2014.

Net Revenue

The following table provides the percent change in revenue for the years ended October 31, 2016 and 2015 by geographic region, including and excluding the impact of currency changes, as compared to the respective prior year.

	Year over Year % Change
	2016 over 2015		2015 over 2014
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	—%	1%	3%	4%
Europe	3%	5%	(8)%	—%
Japan	5%	(1)%	(6)%	6%
Asia Pacific ex-Japan	3%	4%	(5)%	(4)%
Total revenue	2%	2%	(3)%	1%
Net revenue of $2,918 million for the year ended October 31, 2016 increased 2 percent when compared to 2015. Foreign currency movements had a negligible impact on the year-over-year comparison. Revenue associated with acquisitions accounted for 5 percentage points of revenue growth for the year ended October 31, 2016 when compared to 2015. Net revenue of $2,856 million in 2015 decreased 3 percent when compared to 2014. Foreign currency movements had an unfavorable impact of 4 percentage points on the year-over-year compare. The revenue increase associated with acquisitions accounted for approximately 1 percentage point for the year ended October 31, 2015 when compared to 2014.

Revenue from the Communications Solutions Group represented approximately 60 percent of total revenue for the year ended October 31, 2016 and increased 3 percent when compared to 2015. The Communications Solutions Group contributed 1 percentage point to the total revenue growth in 2016, with growth in Europe, Japan and Asia pacific excluding Japan, while the Americas revenue was flat when compared to 2015. Excluding revenue from Anite, the Communications Solutions Group revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities in the industry offset strength in 5G technologies and data center expansion. For 2015, the Communications Solutions Group represented approximately 59 percent of total revenue and declined 4 percent when compared to 2014, with declines in Europe, Asia Pacific excluding Japan and Japan, partially offset by growth in the Americas. The Communication Solutions Group contributed 2 percentage points to the total Keysight revenue decrease in 2015.

Revenue from the Electronic Industrial Solutions Group represented approximately 26 percent of total revenue for 2016 and grew 2 percent year-over-year when compared to the same period last year. The Electronic Industrial Solutions Group contributed 1 percentage point to total revenue growth in 2016, with growth in Asia Pacific excluding Japan and Japan, partially offset by declines in Europe and the Americas. Revenue from the Electronic Industrial Solutions Group represented approximately 27 percent of total revenue for 2015 and declined 1 percent year-over-year when compared to 2014. The Electronic Industrial Solutions Group’s contribution to the total revenue decline for 2015 was negligible, with declines in Asia Pacific excluding Japan and Japan, partially offset by growth in the Americas and Europe.

Revenue from the Services Solutions Group represented approximately 14 percent of total revenue for both 2016 and 2015, and was flat when compared year-over-year. The Services Solutions Group contribution to the total revenue growth was negligible in 2016, with growth in the Americas and Japan, partially offset by decline in Asia Pacific excluding Japan, while Europe was flat. For 2015, the Services Solutions Group had no impact on the overall decline. Growth in the Americas, Europe and Japan was partially offset by decline in Asia Pacific excluding Japan.

Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2016, our unfilled backlog was approximately $807 million as compared to approximately $779 million at October 31, 2015. For the Communications Solutions Group, our backlog was approximately $459 million at October 31, 2016 as compared to approximately $442 million at October 31, 2015. For the Electronic Industrial Solutions Group, our backlog was approximately $218 million at October 31, 2016 as compared to approximately $211 million at October 31, 2015. Within our Services Solutions Group, our backlog was approximately $130 million at October 31, 2016 as compared to approximately $126 million at October 31, 2015.
We expect that a majority of the backlog will be recognized as revenue within six months. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
Gross margin on products	57.3%	57.4%	56.3%	— ppt	1 ppt
Gross margin on services and other	47.4%	45.6%	49.4%	2 ppts	(4) ppts
Total gross margin	55.7%	55.6%	55.2%	— ppt	— ppt
Operating margin	13.9%	15.1%	16.0%	(1) ppt	(1) ppt

(in millions)
Research and development	$425	$387	$361	10%	7%
Selling, general and administrative	$818	$787	$790	4%	—%
Other operating expense (income), net	$(25)	$(18)	$—	37%	—%

Gross margin remained flat in 2016 compared to 2015 as the favorable impacts from a higher percentage of revenue from software and R&D solutions, lower inventory and warranty charges were offset by unfavorable impacts from acquisition-related intangible amortization. Gross margin remained flat in 2015 compared to 2014 primarily due to lower depreciation, warranty and inventory charges, offset by the unfavorable impact of lower revenue volume.

Excess and obsolete inventory charges were $17 million in 2016, $28 million in 2015 and $33 million in 2014. Sales of previously written-down inventory were $2 million in 2016, $2 million in 2015 and $1 million in 2014.
Research and development expense increased 10 percent in 2016 compared to 2015 due to increased expenses associated with acquired companies and our continued investment in research and development programs. As a percentage of total revenue, research and development expenses increased 1 percentage point to 15 percent in 2016 from 14 percent in 2015. Research and development expense increased 7 percent in 2015 compared to 2014. The increased expenditure was due to our continued investment in research and development programs and increased costs due to the acquisitions, partially offset by the favorable impact of currency movements. As a percentage of total revenue, research and development expenses increased 2 percentage points to 14 percent in 2015 from 12 percent in 2014. We expect investment in research and development to continue at current levels and have focused our development efforts on strategic growth opportunities.

Selling, general and administrative expenses increased 4 percent for 2016, compared to the same period last year, primarily driven by the acquisition of Anite, higher field selling costs, higher intangible amortization and higher separation-related costs, partially offset by the favorable impact from foreign currency movements and lower share-based compensation expense. Selling, general and administrative expenses were flat in 2015 when compared to 2014, primarily driven by lower separation costs and the favorable impact of currency movements, offset by increases in share-based compensation, restructuring programs and increased costs due to acquisitions, primarily Anite.

Other operating expense (income), net for 2016 and 2015 was $(25) million and $(18) million, respectively, which includes primarily rental income. The increase in other operating income for 2016 was largely driven by a gain on the sale of land.

Operating margin decreased 1 percentage point in 2016 when compared to 2015, primarily driven by the impacts of acquisition-related intangible amortization, higher integration costs and the addition of the Anite cost structure, partially offset by favorable impacts from foreign currency movements and lower share-based compensation expense. Operating margins declined 1 percentage point in 2015 compared to 2014 on lower revenue volume and increases in research and development expenses, restructuring programs, acquisition and integration related expenses, offset by decline in separation costs and the favorable impact of foreign currency.

As of October 31, 2016, our headcount was approximately10,300 compared to 10,250 in 2015.

Interest Expense

Interest expense for the year ended October 31, 2016 and 2015 was $47 million and $46 million, respectively, and relates to interest on our senior notes issued in October 2014.

Income Taxes

	Year Ended October 31,
	2016	2015	2014
	(in millions)
Provision (benefit) for income taxes	$31	$(125)	$83

For 2016, the effective tax rate was 8 percent, which is lower than the U.S. statutory rate primarily due to a higher percentage of earnings in the non-U.S. jurisdictions taxed at lower statutory tax rates. Also, the tax rate was lower than the U.S. statutory rate due to the net tax benefit of $45 million resulting from the repatriation of earnings from Japan, which includes a U.S. tax expense of $27 million offset by $72 million of foreign tax credits recorded in connection with the repatriation.

For 2015, the effective tax rate was a benefit of 32 percent, which is lower than the U.S. statutory rate primarily due to the retroactive benefit of two tax incentives in Singapore approved during 2015. Also, the tax rate was lower than the U.S. statutory rate due to a higher percentage of earnings in the non-U.S. jurisdictions taxed at lower statutory tax rates.

For 2014, the effective tax rate was 18 percent. The 18 percent effective tax is lower than the U.S. statutory rate primarily due to a higher percentage of earnings in non-U.S. jurisdictions taxed at lower statutory tax rates in particular Singapore, where we benefited from tax incentives for the first three quarters of 2014, which resulted in $40 million lower income tax expense. The 2014 rate was also favorably impacted by a $55 million benefit from a prior year reserve release, which was offset by $62 million of tax expense as a result of the repatriation of foreign earnings.

We benefit from tax incentives in several different jurisdictions, most significantly in Singapore, and several jurisdictions have granted tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2024 and 2025. The impact of the tax incentives decreased income taxes by $34 million, $250 million and $40 million in 2016, 2015, and 2014, respectively.

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

For fiscal 2014 and prior, we have calculated our taxes on a separate return basis. However, the amounts recorded for fiscal 2014 and prior are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent. Consequently, our results after our separation from Agilent may be materially different than those periods prior to the Separation.

Segment Overview
In fiscal year 2016, we completed an organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we have three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.

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
Net Revenue

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
	(in millions)
Total net revenue	$1,752	$1,703	$1,767	3%	(4)%

The Communications Solutions Group revenue in 2016 increased 3 percent when compared to 2015, primarily driven by growth in the commercial communications market, while the aerospace, defense and government market remained flat. Revenue grew in all regions except the Americas, which was flat when compared with last year. Acquisitions added approximately 8 percentage points to the 2016 revenue growth. Communication Solutions Group revenue in 2015 decreased 4 percent compared to 2014, with declines in the commercial communications market, partially offset by growth in the aerospace, defense and government market. Declines in Europe, Japan and Asia Pacific excluding Japan were partially offset by growth in the Americas. Acquisitions added approximately 2 percentage point to the 2015 revenue growth.
Revenue from the commercial communications market, including revenue from acquisitions, represented approximately 58 percent and 57 percent of total Communications Solutions Group revenue in 2016 and 2015, respectively, and increased 5 percent and decreased 8 percent year-over-year, respectively. In 2016, revenue grew in Europe, Asia Pacific excluding Japan and Japan, partially offset by a decline in the Americas. Excluding acquisitions, the commercial communications market revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities in the industry offset strength in 5G technologies and data center expansion. In 2015, the decline in commercial communications revenue was driven by softness across all regions and reflected the difficult compares to 2014, strengths in 4G base station and infrastructure manufacturing in China, coupled with continued weakness in smartphone/device manufacturing.
Revenue from the aerospace, defense and government market represented approximately 42 percent and 43 percent of total communications solutions group revenue in 2016 and 2015, respectively, and was flat and increased 3 percent year-over-year, respectively. For the year ended October 31, 2016, growth in the Americas and Japan was partially offset by declines in Europe and Asia Pacific excluding Japan. For the year ended October 31, 2015, growth in the Americas was partially offset by declines in Japan, Europe and Asia pacific excluding Japan.

Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for 2016 versus 2015, and 2015 versus 2014.

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
Total gross margin	60.8%	59.7%	57.1%	1 ppt	3 ppts
Operating margin	17.9%	19.3%	18.3%	(1) ppt	1 ppt

(in millions)
Research and development	$303	$263	$250	15%	5%
Selling, general and administrative	$457	$432	$437	6%	(1)%
Other operating expense (income), net	$(9)	$(9)	$—	5%	—
Income from operations	$314	$329	$323	(5)%	2%
Gross margin in 2016 increased 1 percentage points compared to 2015, primarily due to a higher percentage of revenue from software and R&D solutions, lower warranty and lower inventory charges. Gross margin in 2015 increased 3 percentage points when compared to 2014 primarily due to lower depreciation, warranty and inventory charges.
Research and development expenses increased 15 percent compared to 2015. Increased expenditures were primarily driven by acquisitions and increased investments in R&D engineers and programs. In 2015, research and development expense increased 5 percent primarily due to increased investments in research and development programs and increased costs due to acquisitions. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses in 2016 increased 6 percent when compared to 2015, primarily driven by the acquisitions and higher field selling expenses. Selling, general and administrative expenses in 2015 decreased 1 percent when compared to 2014, primarily due to lower field selling expenses.
Other operating expense (income) 2016 and 2015 was income of $9 million each, respectively.
Income from Operations
Income from operations for 2016 decreased $15 million on a corresponding revenue increase of $49 million. Income from operations in 2015 increased by $6 million, or 2 percent, on revenue decline of $64 million.
Operating margin decreased by 1 percentage point in 2016 compared to 2015, driven by investments in research and development and field selling costs. Operating margin increased by 1 percentage point in 2015 compared to 2014 driven by higher gross margins and relatively flat operating expenses.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

Net Revenue

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
	(in millions)
Total net revenue	$776	$758	$766	2%	(1)%

The Electronic Industrial Solutions Group revenue in 2016 increased 2 percent when compared to 2015 with growth in Asia Pacific excluding Japan and Japan, partially offset by declines in the Americas and Europe. The revenue increase associated with acquisitions accounted for approximately 1 percentage point in 2016. The Electronic Industrial Solutions Group revenue in 2015 decreased 1 percent compared to 2014 with declines in Asia Pacific excluding Japan and Japan, partially offset by growth in Americas and Europe.

Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for 2016 versus 2015, and 2015 versus 2014.

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
Total gross margin	59.2%	58.0%	58.8%	1 ppt	(1) ppt
Operating margin	21.8%	20.9%	24.2%	1 ppt	(3) ppts

(in millions)
Research and development	$108	$104	$93	5%	12%
Selling, general and administrative	$186	$181	$171	2%	6%
Other operating expense (income), net	$(4)	$(4)	$—	(8)%	—
Income from operations	$169	$158	$185	7%	(15)%
Gross margin in 2016 increased 1 percentage point compared to 2015, primarily driven by higher revenue, lower warranty expenses and higher system sales for new semiconductor process technology. Gross margin in 2015 decreased 1 percentage point, primarily driven by a mix change with less systems sales for new semiconductor process technology as well as higher depreciation, warranty and inventory costs.
Research and development expenses in 2016 and 2015 increased 5 percent and 12 percent, respectively, primarily driven by continued investments in R&D programs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses in 2016 and 2015, increased 2 percent and 6 percent, respectively, primarily driven by our focus on solution selling and market expansion activities.
Other operating expense (income) in 2016 and 2015 was income of $4 million.
Income from Operations
Income from operations for 2016 increased $11 million on a corresponding revenue increase of $18 million. Income from operations in 2015 decreased by $27 million, on a revenue decline of $8 million.
Operating margin increased by 1 percentage point in 2016 compared to 2015, driven by higher gross margin partially offset by increased investments in R&D programs and market expansion activities. Operating margins in 2015 decreased by 3 percentage points driven by lower volume and higher operating costs.

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

Net Revenue

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
	(in millions)
Total net revenue	$402	$401	$400	—%	—%

The Services Solutions Group revenue in 2016 remained flat compared to 2015. Acquisitions accounted for approximately 2 percentage points of total revenue growth. Increases in revenue from calibration services and used equipment was offset by a decline in revenue from repair services. Growth in the Americas and Japan was offset by a decline in Asia Pacific excluding Japan, while Europe remained flat. Services Solutions Group net revenue in 2015 remained flat compared to 2014. Growth in calibration services and re-marketing sales of used equipment was offset by declines in the equipment repair business due to a reduction in extended warranty revenue as a result of extension of the standard warranty term from one to three years.

Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for 2016 versus 2015, and 2015 versus 2014.

	Year Ended October 31,			2016 over 2015 % Change	2015 over 2014 % Change
	2016	2015	2014
Total gross margin	40.9%	42.9%	46.3%	(2) ppts	(3) ppts
Operating margin	15.6%	17.9%	23.1%	(2) ppts	(5) ppts

(in millions)
Research and development	$5	$9	$9	(40)%	—%
Selling, general and administrative	$99	$94	$83	5%	12%
Other operating expense (income), net	$(2)	$(3)	$—	(14)%	—
Income from operations	$63	$72	$93	(12)%	(22)%

Gross margin in 2016 decreased 2 percentage points compared to 2015, primarily driven by flat volume and higher expenses associated with the investments we are making in additional capacity to expand our multi-vendor calibration and asset management services. Gross margin in 2015 decreased 3 percentage points compared to 2014 primarily due to an increase in people-related costs, higher infrastructure-related costs and an unfavorable service mix.
Research and development expenses for the Services Solutions Group represent the segment’s share of centralized investment. Research and development expenses declined 40 percent when compared to 2015, primarily driven by a change in the Services Solutions Group’s share of centralized investments in research and development. Research and development expenses were flat in 2015 when compared to 2014.
For 2016, selling, general and administrative expense increased 5 percent compared to 2015 driven by higher field selling costs, an increase in infrastructure related costs and acquisitions. Selling, general, and administrative expenses increased 12 percent in 2015 compared to 2014 due to increases in infrastructure-related costs and higher field selling costs.
Other operating expense (income) in 2016 and 2015 was income of $2 million and $3 million, respectively.
Income from Operations

Income from operations for 2016 decreased $9 million on a corresponding revenue increase of $1 million. Income from operations in 2015 decreased by $21 million, or 22 percent, on a revenue increase of $1 million.
Operating margin decreased by 2 percentage points in 2016 and 5 percentage points in 2015 when compared year-over-year, respectively, driven by flat revenue, lower gross margins, higher infrastructure-related costs and field selling costs.

Financial Condition
Liquidity and Capital Resources
Our financial position as of October 31, 2016 consisted of cash and cash equivalents of $783 million as compared to $483 million as of October 31, 2015.
As of October 31, 2016, approximately $556 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Cash held outside of the U.S. can be used for non-U.S. growth and expansion. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit.
As of October 31, 2016, we have concluded our ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred asset until earnings are remitted.
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
Net Cash Provided by Operating Activities

Cash flows from operating activities can fluctuate from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding, variable pay and other items impact reported cash flows.

Net cash provided by operating activities was $416 million for the year ended October 31, 2016 as compared to $376 million provided in 2015 and $563 million provided in 2014.

•
Net income for fiscal 2016 decreased $178 million as compared to fiscal 2015. Changes to non-cash income and expenses in fiscal 2016 as compared to 2015 included a $165 million decrease in deferred tax expense primarily due to the impact of significant tax incentives granted in fiscal 2015, particularly in Singapore, a $31 million increase to amortization expense as compared to the same period last year due to the impact of recently acquired businesses, a $4 million increase in depreciation, a $6 million decrease to stock-based compensation expense relating to special inaugural RSU awards granted in fiscal 2015, a $10 million gain from a land sale in fiscal 2016, a $11 million decline in excess and obsolete inventory charges, and a $10 million decrease in other miscellaneous non-cash expenses.

•
The aggregate of accounts receivable, inventory and accounts payable used net cash of $72 million during fiscal 2016, compared to net cash used of $27 million in fiscal 2015 and $24 in fiscal 2014. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon how effectively we manage the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
Net cash paid to Agilent under separation and distribution agreement was zero for fiscal 2016 as compared to payments to Agilent of $28 million during fiscal 2015 and payments from Agilent of $23 million in 2014.

•
The aggregate of employee compensation and benefits, income and other taxes payable and other assets and liabilities used net operating cash of $36 million during fiscal 2016 as compared to $73 million used in 2015 and $26 provided in 2014. The difference between fiscal 2016 and 2015 balances is primarily due to an increase in deferred revenue balances, lower income tax payments and other miscellaneous differences due to timing of accruals and collections versus payments between the periods.

•
We contributed $38 million to our non-U.S. defined benefit plans during the fiscal 2016 compared to $48 million in fiscal 2015 and Agilent contributed $41 million on our behalf to the non-U.S.multi-employer plans in 2014. We did not contribute to our U.S. Defined Benefit Plans in 2016 and 2015 and Agilent contributed $15 million on our behalf to the U.S. multi-employer plans in 2014. We contributed $1 million to the U.S. Post-Retirement Benefit Plan during the fiscal 2016 as compared to $1 million in fiscal 2015 and zero in 2014. At the Capitalization, the assets and liabilities of the multi-employer plans that were allocable to Keysight employees were transferred to Keysight plans; therefore, the plans were no longer considered multi-employer plans.

Net Cash Used in Investing Activities

Net cash used in investing activities was $90 million in 2016 as compared to $671 million in 2015 and $82 million in 2014. Investments in property, plant and equipment were $91 million in 2016 compared to $92 million in 2015 and $70 million in 2014.

In fiscal 2016, we used $10 million, net of cash acquired, for the acquisition of a small business and a contingent payment related to the Anite acquisition as compared to $574 million for the acquisitions of Anite and Electroservices in fiscal 2015 and $11 million for business acquisitions in 2014. We also received $10 million of proceeds from the sale of land in fiscal 2016.

In fiscal 2015, we invested $7 million in preferred stock of a privately held radio frequency microstructure company, accounted for using the cost method.

Net Cash Used in Financing Activities

Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock, excess tax benefits from share based plans and treasury stock repurchases. Net cash used in financing activities in fiscal 2016 was $25 million compared to cash used of $19 million in fiscal 2015 and $335 million provided in 2014.

We received proceeds of $43 million from issuance of common stock under employee stock plans in fiscal 2016 as compared to $26 million in fiscal 2015.

On February 18, 2016, our Board of Directors approved a stock repurchase program under which the company is authorized to repurchase up to $200 million of the company’s outstanding common stock through open market purchases, privately negotiated transactions or other means. The new repurchase program may be suspended or discontinued at any time at the company’s discretion. In fiscal 2016, the company used $62 million to repurchase shares.

Financing activities in fiscal 2015 also reflects $49 million of cash returned to Agilent in accordance with the separation and distribution agreement. We issued senior notes of $1.1 billion and made a repayment of capital of $940 million to Agilent in the year ended October 31, 2014.

Credit Facility

On September 15, 2014, we entered into a five-year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2016, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the year ended October 31, 2016.

As a result of the Anite acquisition, we had an overdraft facility of £25 million that expired on July 31, 2016, but by mutual agreement this facility continued to be available while a replacement short-term facility was negotiated. On September 8, 2016, we entered into a replacement overdraft facility of £20 million that expired on October 31, 2016. As of October 31, 2016, the company had no borrowings outstanding under the facility. We were in compliance with the covenants of the facilities during the year ended October 31, 2016.

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
The following table summarizes our total contractual obligations at October 31, 2016 (in millions). The amounts presented in the table do not reflect $23 million of liabilities for uncertain tax positions as of October 31, 2016. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

	Total	Less than one year	One to three years	Three to five years	More than five years
	(in millions)
Long-term debt obligations	$1,100	$—	$500	$—	$600
Interest payments on long-term debt	269	44	88	55	82
Operating lease commitments	134	32	50	24	28
Capital lease commitments	1	—	—	—	1
Commitments to contract manufacturers and suppliers	222	221	1	—	—
Retirement plans	32	32	—	—	—
Other purchase commitments	35	35	—	—	—
Total	$1,793	$364	$639	$79	$711
Interest on senior notes.    We have contractual obligations for interest payments on our senior notes. Interest rates and payment dates are detailed above under "Long-term debt."
Operating leases.    Commitments under operating leases relate primarily to leasehold property, See Note 18, "Commitments and Contingencies."
Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our agreements with these suppliers usually provide us with the option to cancel, reschedule, and adjust our requirements based on business needs prior to firm orders being placed. Purchase orders outstanding with delivery dates within 30 days are typically non-cancellable. Approximately 86 percent of our reported purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments. We expect to fulfill most of our purchase commitments for inventory within one year.

In addition to the commitments to contract manufacturers and suppliers referenced above, we record a liability for firm, non-cancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2016, the liability for our excess firm, non-cancellable and unconditional purchase commitments was $9 million, compared to $8 million as of October 31, 2015. These amounts are included in other accrued liabilities in our combined and consolidated balance sheet.
Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our non-U.S. defined benefit plans for the next year only. Contributions beyond the next year are impractical to estimate.
We also have benefit payments due under our defined benefit retirement plans and post-retirement benefit plan that are not required to be funded in advance, but are paid in the same period that benefits are provided. See Item 8-Financial Statements and Supplementary Data, Note 16, "Retirement Plans and Post-Retirement Benefit Plans," for additional information.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. We can typically cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we disclose the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of October 31, 2016, our contractual obligations with these suppliers was approximately $35 million within the next fiscal year, as compared to approximately $51 million as of October 31, 2015.
We had no material off-balance sheet arrangements as of October 31, 2016 or October 31, 2015.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Agilent prior to the separation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, restructuring and accounting for income taxes.
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
Share-based compensation.    We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the Long-Term Performance Program were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. Prior to the Separation, it was determined based on the market price of Agilent’s common stock on the date of grant, adjusted for expected dividend yield. We did not grant any option awards in 2016. For the year ended October 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. For the year ended October 31, 2014, we used the historical volatility of Agilent stock to estimate the volatility for stock option awards. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.
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
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates as of October 31, 2016 and 2015 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates as of October 31, 2016 and 2015 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. If we changed our discount rate by 1 percent, the impact would be $4 million on U.S. net periodic benefit cost and $12 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
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
Companies have the option to perform a qualitative assessment to determine whether performing the two-step quantitative test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.
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
Prior to the Separation, we conducted our business in a single operating segment and reporting unit. In 2014, in conjunction with the planned separation, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments, which were also our reporting units. In 2016, we implemented changes in our organizational structure designed to align our organization with the industries we serve which resulted in the formation of three reportable operating segments, which are also our reporting units. In 2016, we assessed goodwill impairment by performing a quantitative test for our three reporting units. Based on the results of our testing, the fair values of these reporting units were significantly in excess of the carrying values. There was no impairment of goodwill during the years ended October 31, 2016, 2015 and 2014. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 10 years. No impairments of purchased intangible assets were recorded during the years ended October 31, 2016, 2015 and 2014.
We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2016, we assessed impairment by performing a qualitative test and concluded that it was more-likely-than-not that all indefinite-lived assets were not impaired. There were no impairments in fiscal years 2016, 2015 and 2014.
Warranty.    Our standard warranty term for most of our products from the date of delivery is typically three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2016, the company maintains a valuation allowance mainly related to deferred tax assets for capital losses in the U.K. and net operating losses in the Netherlands. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support their reversal.
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
For 2014, we have calculated our taxes on a separate return basis. However, the amounts recorded for 2014 are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independent of Agilent. Consequently, our results after our separation from Agilent may be materially different than those periods prior to the Separation.
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
Our operations generate non-functional currency cash flows such as revenue, third-party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into such foreign exchange contracts as described above to substantially mitigate our currency risk. Approximately 71 percent of our revenues in 2016, 75 percent of our revenues in 2015 and 74 percent of our revenues in 2014 were generated in U.S. dollars.
We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2016 and 2015, the analysis indicated that these hypothetical market movements would not have a material effect on our combined and consolidated financial position, results of operations or cash flows.
Interest rate risk
As of October 31, 2016, we had $1,100 million in principal amount of fixed-rate senior notes outstanding. The carrying amount of the senior notes was $1,100 million, and the related fair value based on quoted prices was $1,130 million. A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.

As of October 31, 2016, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate long-term debt by approximately $20 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Keysight Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related combined and consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Keysight Technologies, Inc. and its subsidiaries at October 31, 2016 and October 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the combined and consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2016 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 19, 2016

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2016	2015	2014
Net revenue:
Products	$2,440	$2,408	$2,479
Services and other	478	448	454
Total net revenue	2,918	2,856	2,933
Costs and expenses:
Cost of products	1,042	1,025	1,083
Cost of services and other	252	244	230
Total costs	1,294	1,269	1,313
Research and development	425	387	361
Selling, general and administrative	818	787	790
Other operating expense (income), net	(25)	(18)	—
Total costs and expenses	2,512	2,425	2,464
Income from operations	406	431	469
Interest income	3	1	—
Interest expense	(47)	(46)	(3)
Other income (expense), net	4	2	9
Income before taxes	366	388	475
Provision (benefit) for income taxes	31	(125)	83
Net income	$335	$513	$392

Net income per share:(a)
Basic	$1.97	$3.04	$2.35
Diluted	$1.95	$3.00	$2.35

Weighted average shares used in computing net income per share:(a)
Basic	170	169	167
Diluted	172	171	167
(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the year ended October 31, 2014 is calculated using the shares distributed on November 1, 2014.
The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended October 31,
	2016	2015	2014
Net income	$335	$513	$392
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of $2, $(2) and $(4)	(11)	5	8
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $2, $5 and $(2)	(5)	(10)	3
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $(4), zero and zero	8	1	—
Foreign currency translation, net of tax benefit (expense) of zero, zero and $1	19	(54)	(72)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax benefit of $53, $25 and $13	(135)	(67)	(38)
Change in net prior service credit, net of tax benefit of $10, $11 and $3	(15)	(18)	(5)
Other comprehensive loss	(139)	(143)	(104)
Total comprehensive income	$196	$370	$288

The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$783	$483
Accounts receivable, net	437	398
Inventory	474	487
Deferred tax assets	—	74
Other current assets	160	137
Total current assets	1,854	1,579
Property, plant and equipment, net	512	518
Goodwill	736	700
Other intangible assets, net	208	246
Long-term investments	55	70
Long-term deferred tax assets	392	295
Other assets	46	100
Total assets	$3,803	$3,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$189	$209
Employee compensation and benefits	183	168
Deferred revenue	180	175
Income and other taxes payable	41	50
Other accrued liabilities	51	84
Total current liabilities	644	686
Long-term debt	1,100	1,099
Retirement and post-retirement benefits	405	280
Long-term deferred revenue	72	61
Other long-term liabilities	69	80
Total liabilities	2,290	2,206
Commitments and contingencies (Note 18)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 172 million shares at October 31, 2016, and 170 million shares at October 31, 2015 issued	2	2
Treasury stock at cost; 2.3 million shares at October 31, 2016 and zero shares at October 31, 2015	(62)	—
Additional paid-in-capital	1,242	1,165
Retained earnings	949	614
Accumulated other comprehensive loss	(618)	(479)
Total stockholders' equity	1,513	1,302
Total liabilities and equity	$3,803	$3,508
   The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$335	$513	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	99	84
Share-based compensation	49	55	43
Excess tax (benefit) deficiency from share based plans	5	(4)	(4)
Deferred tax expense (benefit)	17	(163)	23
Excess and obsolete inventory related charges	17	28	33
Gain on sale of land	(10)	—	—
Other non-cash expenses (income), net	4	14	(1)
Changes in assets and liabilities:
Accounts receivable, net	(42)	(20)	(25)
Inventory	(22)	(25)	(31)
Accounts payable	(8)	18	32
Payment (to)/from Agilent, net	—	(28)	23
Employee compensation and benefits	16	6	30
Income and other taxes payable	(9)	2	63
Retirement and post-retirement benefits liability	(27)	(38)	(32)
Other assets and liabilities	(43)	(81)	(67)
Net cash provided by operating activities	416	376	563

Cash flows from investing activities:
Purchases of property, plant and equipment	(91)	(92)	(70)
Proceeds from the sale of property, plant and equipment	10	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	(10)	(574)	(11)
Purchase of investments	—	(7)	—
Other investing activities	1	1	(1)
Net cash used in investing activities	(90)	(671)	(82)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	43	26	—
Treasury stock repurchases	(62)	—	—
Issuance of senior notes	—	—	1,099
Debt issuance costs	—	—	(10)
Proceeds from short term borrowings	—	—	2
Repayment of debts and credit facility	(1)	—	(37)
Excess tax benefit (deficiency) from share-based plans	(5)	4	4
Return of capital to Agilent	—	(49)	(940)
Net transfers from Agilent	—	—	217
Net cash provided by/(used in) financing activities	(25)	(19)	335
Effect of exchange rate movements	(1)	(13)	(6)
Net increase/(decrease) in cash and cash equivalents	300	(327)	810
Cash and cash equivalents at beginning of year	483	810	—
Cash and cash equivalents at end of year	$783	$483	$810
   The accompanying notes are an integral part of these combined and consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
COMBINED AND CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Agilent Net Investment	Total Stockholders' Equity
Balance as of October 31, 2013	—	$—	$—	—	$—	$—	$31	$1,214	$1,245
Net income:
Pre-capitalization	—	—	—	—	—	—	—	291	291
Post-capitalization	—	—	—	—	—	101	—	—	101
Other comprehensive loss, net of tax:
Pre-capitalization	—	—	—	—	—	—	(8)	—	(8)
Post-capitalization	—	—	—	—	—	—	(96)	—	(96)
Net transfers to Agilent (pre-capitalization)	—	—	—	—	—	—	—	(267)	(267)
Transfers due to Capitalization	—	—	—	—	—	—	(263)	780	517
Return of capital to Agilent (post-capitalization)	—	—	—	—	—	—	—	(900)	(900)
Excess cash paid or payable to Agilent	—	—	—	—	—	—	—	(114)	(114)
Issuance of common stock and reclassification of parent company investment in connection with separation	167,483	2	1,002	—	—	—	—	(1,004)	—
Balance as of October 31, 2014	167,483	$2	$1,002	—	$—	$101	$(336)	$—	$769
Net income	—	—	—	—	—	513	—	—	513
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143)	—	(143)
Issuance of common stock	2,108	—	18	—	—	—	—	—	18
Share-based compensation	—	—	54	—	—	—	—	—	54
Tax benefits from share-based awards issued	—	—	4	—	—	—	—	—	4
Separation related tax and pension adjustments	—	—	62	—	—	—	—	—	62
Reduction in cash payable to Agilent	—	—	25	—	—	—	—	—	25
Balance as of October 31, 2015	169,591	$2	$1,165	—	$—	$614	$(479)	$—	$1,302
Net income	—	—	—	—	—	335	—	—	335
Other comprehensive loss, net of tax	—	—	—	—	—	—	(139)	—	(139)
Issuance of common stock	2,696	—	34	—	—	—	—	—	34
Share-based compensation	—	—	48	—	—	—	—	—	48
Tax deficiency from share-based awards issued	—	—	(5)	—	—	—	—	—	(5)
Repurchase of common stock	—	—	—	(2,289)	(62)	—	—	—	(62)
Balance as of October 31, 2016	172,287	$2	$1,242	(2,289)	$(62)	$949	$(618)	$—	$1,513
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
Basis of presentation.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the SEC and in conformity with generally accepted accounting principles in the U.S. ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
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
Management is responsible for the fair presentation of the accompanying combined and consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying combined and consolidated financial statements contain all adjustments necessary to present fairly our consolidated balance sheet and our combined and consolidated statement of operations, statement of comprehensive income, statement of cash flows and statement of equity for all periods presented.
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
Use of estimates.    The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Agilent prior to the Separation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, restructuring and accounting for income taxes.
Land Sale. OnApril 30, 2014 we entered into a binding sales contract with real estate developers to sell land in the U.K. The contract calls for proportionate transfers and payments of three separate land tracts totaling approximately$34 million in May 2014, November 2015 and November 2016. In 2016, we recognized a $10 million gain on the sale of the second of three land tracts in other operating expense (income), net.
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
Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts was approximately $2 million as of October 31, 2016 and was not material as of October 31, 2015. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.
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
In 2016 and 2015, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under Keysight's Employee Stock Purchase Plan ("Keysight's ESPP") and performance share awards under Keysight Technologies, Inc. Long-Term Performance ("Keysight's LTP") Program using the estimated grant date fair value method of accounting. In 2014, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under Agilent's ESPP and performance share awards under Agilent Technologies, Inc. Long-Term Performance ("Agilent's LTP") Program using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $49 million in 2016, $55 million in 2015 and $44 million in 2014.
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
Warranty.    Our standard warranty term for most of our products from the date of delivery is typically three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. See Note 17, "Guarantees."
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
As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Prior to the Separation, we conducted our business in a single operating segment and reporting unit. In 2014, in conjunction with the planned separation, we implemented changes in our organizational structure which resulted in the formation of two reportable operating segments, which were also our reporting units. In 2016, we implemented changes in our organizational structure designed to align our organization with the industries we serve which resulted in the formation of three reportable operating segments, which are also our reporting units. In 2016, we assessed goodwill impairment by performing a quantitative test for our three reporting units. Based on the results of our testing, the fair values of these reporting units were significantly in excess of the carrying values. There was no impairment of goodwill during the years ended October 31, 2016, 2015 and 2014.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 10 years. No impairments of purchased intangible assets were recorded during the year ended October 31, 2016, 2015 and 2014.
We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2016, we assessed impairment by performing a qualitative test and concluded that it was more-likely-than-not that all indefinite-lived assets were not impaired. There were no impairments in fiscal years 2016, 2015 and 2014.
Advertising. Advertising costs are expensed as incurred and amounted to $19 million in 2016, $27 million in 2015 and $22 million in 2014.
Research and development.  Costs related to the research, design and development of our products are charged to research and development expense as they are incurred.
Sales taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.
Investments. Cost method investments consisting of non-marketable equity securities are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. In 2016, cost method investments with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which is included in other income (expense). In 2015, cost method investments with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which is included in other income (expense). There were no impairments recognized in 2014.
Net income per share.    Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits recorded in additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options, unamortized share-based compensation expense and tax benefits are assumed proceeds to be used to repurchase hypothetical shares.
Basic and diluted net income per share for the year ended October 31, 2014 is calculated using the shares distributed on November 1, 2014. See Note 7, "Net Income Per Share."
Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original maturity or remaining maturity at the time of purchase is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
As of October 31, 2016, approximately $556 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.
We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.
Restricted Cash. As of October 31, 2016, restricted cash of $2 million consisted of approximately $1 million of deposits held as collateral against bank guarantees and approximately $1 million of deposits held as collateral against foreign currency hedging contracts and is classified within other assets and other current assets, respectively, on the consolidated balance sheet. As of October 31, 2015, restricted cash of $1 million consisted of deposits held as collateral against bank guarantees and is classified within other assets on the consolidated balance sheet.
Fair value of financial instruments.    The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value by approximately $30 million and was below the carrying value by approximately $8 million as of October 31, 2016 and 2015, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements," for additional information on the fair value of financial instruments.
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
Credit risk is mitigated through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. Credit evaluation is performed by an independent team to ensure proper segregation of duties. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2016 or 2015.
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
All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument is recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecast transaction occurs or it becomes probable the forecast transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in earnings in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.
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
Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $66 million and $63 million as of October 31, 2016 and 2015, respectively.
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
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses that were allocated to us by Agilent prior to the separation, are reported in other income (expense) was not material for 2016, $5 million gain for 2015, zero for 2014.
Retirement plans and post-retirement benefit plan assumptions.  Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually. See Note 16, "Retirement Plans and Post-Retirement Benefit Plans."
2.    NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers, and the IASB issued IFRS 15, Revenue from Contracts with Customers. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In addition, during March, April and May 2016, the FASB issued guidance that clarified the reporting of revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, narrow-scope improvements, and practical expedients. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a non-current amount in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance prospectively during the third quarter of 2016. Accordingly, the consolidated balance sheet as of October 31, 2016 reflects the new classification but the prior period amounts were not adjusted to conform to the new guidance. As a result of the adoption of this guidance, $75 million of current deferred tax assets and $2 million of deferred tax liabilities were reclassed to non-current.

In January 2016, the FASB issued guidance that amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The standard generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in earnings. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for various provisions of the standard. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
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
In October 2016, the FASB issued guidance that removes the requirement under which the income tax consequences of intra-entity transfers are deferred until the assets are ultimately sold to an outside party, except for transfers of inventory. The tax consequences of such transfers would be recognized in tax expense when the transfers occur. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating when we anticipate adopting this guidance and the impact of adopting this guidance on our consolidated financial statements.
In October 2016, the FASB issued guidance that limits when a reporting entity is required to consolidate a variable interest entity (“VIE”) to when the reporting entity has an indirect interest in the VIE through a related party under common control. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In November 2016, the FASB issued guidance that requires an entity to include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
Other amendments to GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our combined and consolidated financial statements upon adoption.

3. ACQUISITION OF ANITE

On August 13, 2015, we acquired all of the share capital of Anite plc ("Anite.") Anite was a U.K.-based global company with strong software expertise and a leading supplier of wireless test solutions. As a result of the acquisition, Anite has become a wholly-owned subsidiary of Keysight. Accordingly, the results of Anite are included in Keysight's consolidated financial statements from the date of the acquisition. For the period from August 14, 2015 to October 31, 2015, Anite's net revenue was $25 million and net loss was $14 million. This acquisition strengthened our wireless software design and test portfolio and its Network Test business expanded our served addressable market. Coupled with Keysight's expertise in helping customers design and test hardware, we can now provide customers with more comprehensive wireless solutions. Anite’s Network Test business will also enable us to provide innovative solutions that help customers deliver an outstanding experience for mobile users in the network.

The consideration paid was approximately $558 million, net of $43 million of cash acquired. We funded the acquisition using our existing cash. In connection with the acquisition of Anite, we entered into several foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in British Pound currency. The aggregate notional amount of the currencies hedged was $608 million. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $2 million and was recorded in other income (expense) in the consolidated statement of operations for the year ended October 31, 2015.

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

All goodwill was allocated to the Communications Solutions Group reporting unit. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $47 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table below.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of August 13, 2015 (in millions):

Cash and cash equivalents	$43
Accounts receivable	32
Inventory	19
Deferred tax assets	1
Other current assets	10
Property, plant and equipment	31
Intangible assets	244
Goodwill	324
Long-term deferred tax assets	5
Total assets acquired	709
Accounts payable	(10)
Employee compensation and benefits	(3)
Deferred revenue	(17)
Income and other taxes payable	—
Other accrued liabilities	(26)
Other long-term liabilities	(50)
Net assets acquired	$603

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

Acquisition and integration costs directly related to the Anite acquisition totaled $18 million and $14 million for the years ended October 31, 2016 and 2015, respectively, and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative accounting guidance.

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
The amount of materials and services sold by us to other Agilent businesses was immaterial for the years ended October 31, 2016, 2015 and 2014, and we did not purchase any materials from the other Agilent businesses for those respective periods.
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
Allocated costs included in the accompanying combined and consolidated statement of operations are as follows:

	Year Ended October 31,
	2016	2015	2014
Cost of products and services	$—	$—	$96
Research and development	—	—	44
Selling, general and administrative	—	—	273
Other (income) expense	—	—	(4)
Total allocated costs	$—	$—	$409
Fiscal 2014 includes allocated costs related to the period prior to the Capitalization.

The payable to Agilent was reduced by $25 million during fiscal 2015 as a result of finalization of discussions with Agilent as provided in the separation and distribution agreement. This adjustment was reflected as an increase in additional paid-in-capital in the condensed consolidated balance sheet. The remaining receivables from and payables to Agilent were settled as of October 31, 2015.

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

Description of Keysight’s Share-Based Plans

Incentive compensation plans.    The 2014 Equity and Incentive Compensation Plan (the "2014 Stock Plan") was originally adopted by the Board of Directors ("the Board") on July 16, 2014, subsequently amended and restated by the Board on September 29, 2014 and on January 22, 2015 and became effective as of November 1, 2014 (the “Effective Date”). The Board initially reserved 25 million shares of company common stock that may be issued under the 2014 Stock Plan, plus any shares forfeited or cancelled under the 2014 Stock Plan and subsequently reduced the number to 17 million shares. The 2014 Stock Plan provides for the grant of awards in the form of stock options, SARs, restricted stock, RSUs, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2016, approximately 7 million shares were available for future awards under the 2014 Stock Plan.
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

Under our ESPP, employees purchased 1,234,111 shares for $30 million in 2016 and 493,289 shares for $14 million in 2015. As of October 31, 2016, the number of shares of common stock authorized and available for issuance under our ESPP was 23,272,600. The number of securities remaining available for future issuance is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution totaling $16 million as of October 31, 2016. Under Agilent's ESPP, our employees purchased 878,816 shares of Agilent for $40 million in 2014. The shares purchased by our employees in 2014 include the shares purchased for the second half of 2014 ESPP purchase period. These shares were purchased one month in advance on October 1, 2014, due to separation activities.

Impact of Share-based Compensation Awards
All share-based awards compensation expense has been recognized using a straight-line amortization method and as required by guidance, has been reduced for estimated forfeitures.
The impact on our results for share-based compensation was as follows:

	Year Ended October 31,
	2016	2015	2014
	(in millions)
Cost of products and services	$11	$12	$11
Research and development	8	9	7
Selling, general and administrative	30	34	26
Total share-based compensation expense	$49	$55	$44

At October 31, 2016 and 2015 no share-based compensation expense was capitalized within inventory. The income tax benefit (deficiency) realized from the exercised stock options and similar awards recognized was $(5) million in 2016, $4 million in 2015 and $4 million in 2014. The weighted average grant date fair value of options granted in 2015 and 2014 was $9.20 and $18.73 per share, respectively.
Valuation Assumptions
The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Year Ended October 31,
	2016	2015	2014
Stock Option Plans:
Weighted average risk-free interest rate	N/A	1.60%	1.69%
Dividend yield	N/A	0%	1%
Weighted average volatility	N/A	31%	39%
Expected life	N/A	4.9 years	5.8 years
LTP Program:
Volatility of Keysight shares	25%	26%	—
Volatility of selected peer-company shares	14%-54%	17%-67%	—
Price-wise correlation with selected peers	38%	38%	—
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
We did not grant any option awards in 2016. For the year ended October 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. For the year ended October 31, 2014, we used the historical volatility of Agilent stock to estimate the volatility for stock option awards. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

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

Share-based Payment Award Activity

Employee Stock Options
The following table summarizes employee stock option award activity made to our employees and directors for 2016:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2015	4,025	$24
Granted	—	$—
Exercised	(668)	$19
Forfeited and expired	(81)	$19
Outstanding at October 31, 2016	3,276	$25

Forfeited and expired options from total cancellations in 2016 were as follows:

	Options Canceled	Weighted Average Exercise Price
	(in thousands)
Forfeited	—	$—
Expired	81	$19
Total options canceled during 2016	81	$19

The options outstanding and exercisable for equity share-based payment awards at October 31, 2016 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	1,570	4.8	$19	$21,589	1,352	4.6	$19	$18,815
$25.01 - 30	734	7.1	$30	2,184	362	7.1	$30	1,075
$30.01 - 40	972	8.0	$31	1,745	245	8.0	$31	438
	3,276	6.3	$25	$25,518	1,959	5.5	$22	$20,328
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on Keysight's closing stock price of $32.80 at October 31, 2016, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2016 was approximately 2 million.
The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2016, 2015 and 2014:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2014	$39,886	$30
Black-Scholes per share value of options granted during fiscal 2014			$19
Options exercised in fiscal 2015	$15,160	$16
Black-Scholes per share value of options granted during fiscal 2015			$9
Options exercised in fiscal 2016	$5,656	$19
Black-Scholes per share value of options granted during fiscal 2016			N/A

As of October 31, 2016 the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $3 million, which is expected to be amortized over a weighted average period of 1.7 years. See Note 6, "Income Taxes," for the tax impact on share-based award exercises.
Non-vested Awards
The following table summarizes non-vested award activity in 2016 primarily for our LTP Program and restricted stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at October 31, 2015	3,120	$29
Granted	1,301	$32
Vested	(1,077)	$27
Forfeited	(54)	$30
Change in LTP Program shares vested in the year due to performance conditions	(234)	$25
Non-vested at October 31, 2016	3,056	$30

As of October 31, 2016 the unrecognized share-based compensation cost for non-vested restricted stock awards, net of expected forfeitures, was approximately $32 million, which is expected to be amortized over a weighted average period of 2.1 years. The total fair value of restricted stock awards vested was $33 million for 2016, $36 million for 2015 and $29 million for 2014.
6.    INCOME TAXES
The domestic and foreign components of income before taxes are:

	Year Ended October 31,
	2016	2015	2014
	(in millions)
U.S. operations	$(30)	$(6)	$(18)
Non-U.S. operations	396	394	493
Total income before taxes	$366	$388	$475
The provision (benefit) for income taxes is comprised of:

	Year Ended October 31,
	2016	2015	2014
	(in millions)
U.S. federal taxes:
Current	$(15)	$12	$(11)
Deferred	(13)	(7)	25
Non-U.S. taxes:
Current	32	24	62
Deferred	28	(158)	(4)
State taxes, net of federal benefit:
Current	(1)	1	9
Deferred	—	3	2
Total provision (benefit) for income taxes	$31	$(125)	$83
The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included in the consolidated balance sheet are:

	October 31,
	2016		2015
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$14	$(1)	$12	$(1)
Intangibles	88	(15)	131	(15)
Property, plant and equipment	15	(13)	25	(11)
Warranty reserves	17	—	20	—
Pension benefits	110	(3)	66	(18)
Employee benefits, other than retirement	25	—	27	—
Net operating loss, capital loss, and credit carryforwards	165	—	135	—
Unremitted earnings of foreign subsidiaries	—	(38)	—	(33)
Share-based compensation	23	—	23	—
Deferred revenue	38	(1)	36	(3)
Other	10	(5)	11	(7)
Subtotal	505	(76)	486	(88)
Tax valuation allowance	(38)	—	(46)	—
Total deferred tax assets or deferred tax liabilities	$467	$(76)	$440	$(88)
The increase in 2016 as compared to 2015 for deferred tax assets primarily relates to increases in future pension liabilities and to net operating losses primarily in the Netherlands and credit carryforwards primarily in the US. This is offset by a decrease in the deferred tax asset for intangibles due to amortization and changes to the valuation allowance. Prior to October 31, 2016, we included a best estimate of the deferred tax liability for foreign unremitted earnings due to the Separation with Agilent as zero. As of October 31, 2016, we have concluded our ongoing discussions with Agilent regarding the allocation of certain deferred tax liability balances related to foreign unremitted earnings in accordance with the Separation agreements resulting in an immaterial deferred tax liability for foreign unremitted earnings due to the Separation. Excess foreign tax credits associated with unremitted earnings are not recorded as an asset as they do not represent a separate deferred tax asset until earnings are remitted. However, unremitted foreign taxes reduce deferred tax liabilities associated with outside basis differences related to the investment in a foreign subsidiary to the extent the credit reduces a deferred tax liability of the investment.
We record U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. As of October 31, 2016 we recognized a $38 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered permanently reinvested. As of October 31, 2016 the cumulative amount of undistributed earnings considered permanently reinvested was $1.3 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the company’s foreign operations. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.
The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2016 and 2015:

	October 31,
	2016	2015
	(in millions)
Current deferred tax assets	$—	$74
Long-term deferred tax assets	392	295
Current deferred tax liabilities (included within other accrued liabilities)	—	(2)
Long-term deferred tax liabilities (included within other long-term liabilities)	(1)	(15)
Total	$391	$352
In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a non-current amount in a classified balance sheet. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance prospectively during the third quarter of 2016. Accordingly, the consolidated balance sheet as of October 31, 2016 reflects the new classification but the prior period amounts were not adjusted to conform to the new guidance, as evidenced in the above table.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
The valuation allowance as of October 31, 2016 of $38 million is mainly related to deferred tax assets for capital losses in the U.K. and net operating losses in the Netherlands. The valuation allowance as of October 31, 2015 of $46 million is mainly related to deferred tax assets for capital losses in the U.K. We will maintain a valuation allowance until sufficient positive evidence exists to support reversal. The decrease in valuation allowance from October 31, 2015 to October 31, 2016 includes a reduction in the valuation allowance due to a decrease in the U.K. tax rate applied to the capital loss deferred tax assets.

At October 31, 2016, we had U.S. foreign tax credit carryforwards and California research credits of approximately $27 million and $3 million, respectively. The U.S. foreign tax credit carryforwards begin to expire in 2025, if not utilized. The California research credits can be carried forward indefinitely. The U.S. and state tax credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2016, we also had foreign net operating loss carryforwards of approximately $2,057 million. Of this foreign loss, $78 million will expire in years beginning 2022 through 2025 if not utilized. The remaining $1,979 million has an indefinite life. At October 31, 2016, we had foreign capital loss carryforwards of approximately $140 million with an indefinite life and $2 million of tax credits in foreign jurisdictions with an indefinite life. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in the U.S. and foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.

The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefit totals $5 million as of October 31, 2016 and will be accounted for as a credit to shareholders' equity, if and when realized, through a reduction in income taxes payable. We have recognized approximately $1 million as a debit to shareholders' equity for shortfalls related to stock and stock option plans that have been realized as of October 31, 2016.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2016	2015	2014
	(in millions)
Profit before tax times statutory rate	$128	$136	$166
State income taxes, net of federal benefit	(1)	3	6
Non-U.S. income taxed at different rates	(88)	(107)	(113)
Singapore tax incentives through amortization	—	(219)	—
Retroactive Singapore tax rate incentive impact	—	(15)	—
Repatriation of foreign earnings	(45)	—	62
Foreign earnings not considered indefinitely reinvested	39	33	—
Change in unrecognized tax benefits	1	33	(39)
Valuation allowances	—	—	(5)
Other, net	(3)	11	6
Provision (benefit) for income taxes	$31	$(125)	$83
Effective tax rate	8%	(32)%	18%
We benefit from tax incentives in several different jurisdictions, most significantly in Singapore, and several jurisdictions have granted tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2024 and 2025. The impact of the tax incentives decreased income taxes by $34 million, $250 million and $40 million in 2016, 2015, and 2014, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.20, $1.46 and $0.41 in 2016, 2015 and 2014, respectively. Of the $1.46 benefit of the tax incentives on net income per share (diluted) in 2015, $1.21 benefit relates to one- time items due to the retroactive granting of the Singapore tax incentives.

For 2016, the effective tax rate was 8 percent, which is lower than the U.S. statutory rate primarily due to a higher percentage of earnings in the non-U.S. jurisdictions taxed at lower statutory tax rates. Also, the tax rate was lower than the U.S. statutory rate due to the net tax benefit of $45 million resulting from the repatriation of earnings from Japan, which includes a U.S. tax expense of $27 million offset by $72 million of foreign tax credits recorded in connection with the repatriation.

For 2015, the effective tax rate was a benefit of 32 percent, which is lower than the U.S. statutory rate primarily due to the retroactive benefit of two tax incentives in Singapore approved during 2015. Also, the tax rate was lower than the U.S. statutory rate due to a higher percentage of earnings in the non-U.S. jurisdictions taxed at lower statutory tax rates.

For 2014, the effective tax rate was 18 percent.  The 18 percent effective tax rate is lower than the U.S. statutory rate primarily due to a higher percentage of earnings in non-U.S. jurisdictions taxed at lower statutory tax rates; in particular Singapore, where we benefited from tax incentives for the first three quarters of 2014, which resulted in $40 million lower income tax expense. The 2014 rate was also favorably impacted by a $55 million benefit from a prior year reserve release, which was offset by $62 million tax expense as a result of the repatriation of foreign earnings.

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2016 and 2015:

	October 31,
	2016	2015
	(in millions)
Current income tax assets (included within other current assets)	$29	$27
Current income tax liabilities (included within income and other taxes payable)	(19)	(30)
Long-term income tax assets (included within other assets)	6	7
Long-term income tax liabilities (included within other long-term liabilities)	(21)	(21)
Total	$(5)	$(17)
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
The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2016	2015	2014
	(in millions)
Balance, beginning of year	$50	$129	$173
Reductions due to spin transaction	—	(113)	—
Additions due to acquisition	—	2	—
Additions for tax positions related to the current year	5	34	10
Additions for tax positions from prior years	1	2	9
Reductions for tax positions from prior years	(4)	(4)	(59)
Settlements with taxing authorities	—	—	(1)
Statute of limitations expirations	(1)	—	(3)
Balance, end of year	$51	$50	$129
As of October 31, 2016 we had $53 million of unrecognized tax benefits including interest and penalties which, if recognized, would affect our effective tax rate. Under the terms of the tax matters agreement, the unrecognized tax benefits as of separation differed from the amount allocated using the separate return methodology, therefore, a $113 million reduction in the unrecognized tax benefits occurred between October 31, 2014 and October 31, 2015 upon separation.
We recognized a tax expense of $1 million, zero and a tax expense of $4 million of interest and penalties related to unrecognized tax benefits in 2016, 2015 and 2014, respectively. Interest and penalties accrued as of October 31, 2016 and 2015 were $2 million and $1 million, respectively.
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

	Year Ended October 31,
	2016	2015	2014
	(in millions)
Numerator:
Net income	$335	$513	$392
Denominator:
Basic weighted-average shares(a)	170	169	167
Potential common shares— stock options and other employee stock plans	2	2	—
Diluted weighted-average shares(a)	172	171	167
(a) On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for the year ended October 31, 2014 is calculated using the shares distributed on November 1, 2014.

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits recorded in additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For 2016 and 2015, options to purchase 1.7 million shares and zero shares, respectively, were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the years ended October 31, 2016 and 2015, we excluded 26,200 shares and 46,300 shares from the calculation of diluted earnings per share.

8.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $23 million in 2016, $40 million in 2015 and $4 million in 2014. Cash paid for interest was $44 million in 2016, $46 million in 2015 and zero in 2014. The following table summarizes our non-cash investing activities which are not reflected in the combined and consolidated statement of cash flows:

	Year Ended October 31,
	2016	2015	2014
	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payables	$(11)	$10	$7
Capital expenditures in other long-term liabilities	1	—	—
	$(10)	$10	$7

9.    INVENTORY

	October 31,
	2016	2015
	(in millions)
Finished goods	$218	$235
Purchased parts and fabricated assemblies	256	252
Inventory	$474	$487
Inventory-related excess and obsolescence charges of $17 million were recorded in total cost of products in 2016, $28 million in 2015 and $33 million in 2014. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.
10.    PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2016	2015
	(in millions)
Land	$66	$61
Buildings and leasehold improvements	679	653
Machinery and equipment	931	915
Total property, plant and equipment	1,676	1,629
Accumulated depreciation and amortization	(1,164)	(1,111)
Property, plant and equipment, net	$512	$518
Asset impairments were zero in 2016, 2015 and 2014. Depreciation expense was $85 million in 2016, $81 million in 2015 and $74 million in 2014.
11.   GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of October 31, 2016, 2015 and 2014 and the movements in 2016 and 2015 for each of our reportable segments were as follows:

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2014	$229	$108	$55	$392
Foreign currency translation impact	(12)	(5)	(2)	(19)
Goodwill arising from acquisitions and other adjustments	216	101	10	327
Goodwill as of October 31, 2015	$433	$204	$63	$700
Foreign currency translation impact	12	9	1	22
Goodwill arising from acquisitions and other adjustments	11	3	—	14
Goodwill as of October 31, 2016	$456	$216	$64	$736

The component parts of other intangible assets as of October 31, 2016 and 2015 were as follows:

	Other Intangible Assets as of October 31, 2016			Other Intangible Assets as of October 31, 2015
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$309	$159	$150	$305	$125	$180
Backlog	4	4	—	4	4	—
Trademark/Tradename	20	4	16	20	2	18
Customer relationships	65	35	30	64	28	36
Total amortizable intangible assets	$398	$202	$196	$393	$159	$234
In-Process R&D	12	—	12	12	—	12
Total	$410	$202	$208	$405	$159	$246
In 2016, we recorded additions to goodwill and other intangible assets of $14 million and $9 million, respectively, due to an acquisition in 2016 and the revision to the preliminary purchase price allocation of the Anite acquisition. We recorded $4 million of foreign exchange translation impact to other intangible assets in 2016.
In 2015, we recorded additions to goodwill of $327 million related to two businesses including the Anite acquisition discussed in Note 3, "Acquisition of Anite." During the year, we also recorded $246 million of additions to other intangibles related to the same acquisitions. We recorded $3 million of foreign exchange translation impact to other intangibles in 2015.
Amortization of other intangible assets was $43 million in 2016, $15 million in 2015, and $8 million in 2014. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $41 million in 2017, $38 million in 2018, $37 million in 2019, $37 million in 2020, $29 million in 2021, and $14 million thereafter.
12.   INVESTMENTS
Equity Investments
Equity investments as of October 31, 2016 and 2015 (net book value) were as follows:

	October 31,
	2016	2015
	(in millions)
Long-Term
Cost method investments	$15	$17
Trading securities	11	12
Available-for-sale investments	29	41
Total	$55	$70
Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss).
Investments in available-for-sale securities at estimated fair value were as follows:

	October 31, 2016				October 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Equity securities	$15	$14	$—	$29	$15	$26	$—	$41

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. In 2016, cost method investments with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which is included in other income (expense). In 2015, cost method investments with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which is included in other income (expense). There was no impairment recognized in 2014.
There were no realized gains or losses on the sale of available-for-sale or cost method securities in 2016, 2015 and 2014. Net unrealized gains and losses on our trading securities portfolio were zero million in 2016, $1 million of unrealized gains in 2015 and $1 million of unrealized gains in 2014.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2016 and 2015 were as follows:

	Fair Value Measurements as of October 31, 2016				Fair Value Measurements as of October 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$471	$471	$—	$—	$295	$295	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—	1	—	1	—
Long-term
Trading securities	11	11	—	—	12	12	—	—
Available-for-sale investments	29	29	—	—	41	41	—	—
Total assets measured at fair value	$515	$511	$4	$—	$349	$348	$1	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—	$10	$—	$10	$—
Long-term
Deferred compensation liability	11	—	11	—	12	—	12	—
Total liabilities measured at fair value	$19	$—	$19	$—	$22	$—	$22	$—
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
Trading securities and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). Realized gains and losses from the sale of these instruments are recorded in earnings.
14.   DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts and purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the combined and consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the combined and consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. The ineffectiveness for the years ended October 31, 2016, 2015 and 2014 was not significant.

Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense) in the combined and consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
In connection with the acquisition of Anite, which closed on August 13, 2015 (see Note 3, "Acquisition of Anite"), Keysight entered into foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in British Pound currency. The aggregate notional amount of the currencies hedged was $608 million. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $2 million and was recorded in other income (expense) in the consolidated statement of operations for the year ended October 31, 2015.
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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2016 was $5 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2016.

There were 139 foreign exchange forward contracts open as of October 31, 2016 and designated as cash flow hedges. There were 59 foreign exchange forward contracts and zero foreign exchange option contract open as of October 31, 2016 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2016 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$79
British Pound	—	20
Singapore Dollar	11	—
Malaysian Ringgit	73	(6)
Japanese Yen	(80)	(35)
Other currencies	(19)	19
	$(15)	$77

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2016 and 2015 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2016	October 31, 2015	Balance Sheet Location	October 31, 2016	October 31, 2015
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$—	Other accrued liabilities	$4	$8

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	1	Other accrued liabilities	4	2
Total derivatives	$4	$1		$8	$10
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our combined and consolidated statement of operations was as follows:

	2016	2015	2014
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Gain (loss) recognized in accumulated other comprehensive income	$(7)	$(15)	$5
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(12)	$(1)	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(10)	$(7)	$3
The estimated net amount of existing loss at October 31, 2016 that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $4 million.

15.  RESTRUCTURING
We initiated a targeted workforce reduction program in July 2015 that was designed to restructure our operations and cost structure for optimization of resources and cost savings. Approximately 100 employees of our total workforce were impacted by this program. In 2015, we also announced a voluntary pre-retirement notification program for retirement-eligible employees to provide early notice of their planned retirement in return for severance benefits. Approximately 160 employees of our total workforce opted for this program. Severance payments under both programs were complete at October 31, 2016.
A summary of balances and restructuring activity is shown in the table below:

	Workforce reduction	U.S. Pre-retirement Plan
	(in millions)
Balance at October 31, 2014	$1	$—
Income statement expense	8	8
Cash payments	(5)	(6)
Balance at October 31, 2015	4	2
Cash payments	(4)	(2)
Balance at October 31, 2016	$—	$—

A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Year Ended October 31,
	2016	2015	2014
	(in millions)
Cost of products and services	$—	$4	$(1)
Research and development	—	2	(1)
Selling, general and administrative	—	10	(1)
Total restructuring and other related costs	$—	$16	$(3)

16.   RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
General.  Prior to the Capitalization, substantially all of our employees were covered under various defined benefit and/or defined contribution retirement plans sponsored by Agilent. All defined benefit retirement plans and the post-retirement health care plan were considered multi-employer plans. As a result, no asset or liability was recorded by us to recognize the funded status in our consolidated balance sheet until the Capitalization. At the Capitalization, the assets and liabilities of these plans that were allocable to Keysight employees were transferred to Keysight plans. Plan assets of $2,037 million, benefit obligations of $2,157 million and $344 million of accumulated other comprehensive loss ($270 million, net of tax) were recorded for the plans transferred to us. In 2015, additional plan assets of $9 million that were allocable to Keysight employees were transferred to Keysight plans by Agilent.
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
As of October 31, 2016, the fair value of plan assets of the DPSP for U.S. employees was $280 million. The projected benefit obligation for the DPSP equals the fair value of plan assets.
Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans ("Non-U.S. Plans") based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.
401(k) defined contribution plan.    Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $14 million in 2016, $14 million in 2015 and $12 million in 2014, including allocated costs and contributions made from Agilent of $9 million.
Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the U.S. Post-Retirement Benefit Plan. We provide matching contributions to these employees under the 401(k) Plan up to a maximum of 6 percent of the employee's annual eligible compensation.
Post-retirement medical benefit plans.    In addition to receiving retirement benefits, U.S. employees who meet eligibility requirements as of their termination date may participate in the Keysight Technologies, Inc. Health Plan for Retirees ("U.S. Post-Retirement Benefit Plan"). Eligible retirees who were less than age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service (age 54 with 14 or more years of service for workforce managed terminations) are eligible for a fixed amount which can be utilized to pay for premiums under a Keysight sponsored pre-Medicare medical plan, non-Keysight sponsored medical, dental and vision plans purchased in the individual insurance market, as well as Medicare Part A, Medicare Part B, prescription drug premiums, and eligible premiums paid for coverage under another employer's retiree medical, retiree vision and retiree dental plan provided such premiums were not paid on a pre-tax basis. Eligible retirees who were at least age 50 as of

January 1, 2005 and who retire after age 55 with 15 or more years of service (age 54 with 14 or more years of service for workforce managed terminations) currently choose from managed-care or indemnity options, with the company subsidization level or stipend dependent on a number of factors including eligibility and length of service. Grandfathered retirees receive a fixed monthly subsidy toward pre-65 premium costs (subsidy capped at 2011 levels) and a fixed monthly stipend post-65. The subsidy amounts will not increase.
Components of net periodic benefit cost.    The company uses alternate methods of amortization, as allowed by the authoritative guidance, which amortizes the actuarial gains and losses on a consistent basis for the years presented. For the U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and the U.S. Post-Retirement Benefit Plan, gains and losses are amortized using a separate layer for each year's gains and losses.
For the years ended October 31, 2016, 2015 and 2014, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income were comprised of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$21	$22	$5	$19	$18	$4	$1	$1	$—
Interest cost on benefit obligation	22	20	5	32	41	11	9	7	2
Expected return on plan assets	(37)	(38)	(10)	(74)	(72)	(19)	(14)	(13)	(4)
Amortization of net actuarial loss	9	4	1	27	27	7	20	12	2
Amortization of prior service credit	(7)	(7)	(1)	(1)	(1)	—	(17)	(21)	(5)
Net periodic benefit cost (benefit)	8	1	—	3	13	3	(1)	(14)	(5)
Allocated benefit cost (benefit) from Agilent	—	—	3	—	—	9	—	—	(9)
Total periodic benefit cost (benefit)	$8	$1	$3	$3	$13	$12	$(1)	$(14)	$(14)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Prior service credits assumed at the Capitalization	$—	$—	$(33)	$—	$—	$(3)	$—	$—	$(102)
Net actuarial loss assumed at the Capitalization	—	—	40	—	—	367	—	—	75
Net actuarial loss	60	57	5	188	51	39	5	31	7
Amortization of net actuarial loss	(9)	(4)	(1)	(27)	(27)	(7)	(20)	(12)	(2)
Amortization of prior service credit	7	7	1	1	1	—	17	21	5
Foreign currency	—	—	—	(5)	24	9	—	—	—
Total recognized in other comprehensive (income) loss	$58	$60	$12	$157	$49	$405	$2	$40	$(17)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$66	$61	$15	$160	$62	$417	$1	$26	$(31)

Funded status.    As of October 31, 2016 and 2015, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$475	$491	$1,343	$1,318	$179	$187
Assets received from Agilent	—	—	—	9	—	—
Actual return on plan assets	16	7	79	81	5	2
Employer contributions	—	—	38	48	1	1
Benefits paid	(27)	(23)	(40)	(33)	(14)	(11)
Currency impact	—	—	(103)	(80)	—	—
Fair value — end of year	$464	$475	$1,317	$1,343	$171	$179
Change in benefit obligation:
Benefit obligation — beginning of year	$559	$514	$1,425	$1,429	$223	$206
Service cost	21	22	19	18	1	1
Interest cost	22	20	32	41	9	7
Settlements	(1)	—	—	—	—	—
Actuarial loss (gain)	36	27	192	60	(5)	20
Benefits paid	(27)	(24)	(40)	(33)	(14)	(11)
Currency impact	—	—	(120)	(90)	—	—
Benefit obligation — end of year	$610	$559	$1,508	$1,425	$214	$223
Underfunded status of PBO	$(146)	$(84)	$(191)	$(82)	$(43)	$(44)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$12	$57	$—	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(145)	(83)	(203)	(139)	(43)	(44)
Net liability	$(146)	$(84)	$(191)	$(82)	$(43)	$(44)
Amounts recognized in accumulated other comprehensive income (loss):
Actuarial losses	$145	$97	$586	$430	$83	$99
Prior service credits	(18)	(25)	(3)	(4)	(58)	(76)
Total	$127	$72	$583	$426	$25	$23
The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost (benefit) during 2017 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
Amortization of net prior service credit	$(7)	$(1)	$(16)
Amortization of actuarial net loss	$14	$39	$22
Investment policies and strategies as of October 31, 2016.    In the U.S., our RP and U.S. Post-Retirement Benefit Plan target asset allocations are approximately 70 percent to equities and approximately 30 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the U.S., our target asset allocation is from 37 to 60 percent to equities, from 40 to 60 percent to fixed income investments, from zero to 20 percent to real estate investments and from zero to 14 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in capital markets, our actual allocations of plan assets as of October 31, 2016, differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.

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
Cash and Cash Equivalents - Cash and cash equivalents consist of short-term investment funds. The funds also invest in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Cash and cash equivalents are classified as Level 1 investments except when the cash and cash equivalents are held in commingled funds, which have a daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.
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
The following table presents the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2016 and 2015:

		Fair Value Measurement as of October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$6	$—	$6	$—
Equity	337	92	245	—
Fixed income	121	15	106	—
Other investments	—	—	—	—
Total assets measured at fair value	$464	$107	$357	$—

		Fair Value Measurement as of October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$4	$1	$3	$—
Equity	374	94	280	—
Fixed income	97	21	76	—
Other investments	—	—	—	—
Total assets measured at fair value	$475	$116	$359	$—
For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2016 and 2015.

The following table presents the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2016 and 2015:

		Fair Value Measurement as of October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$3	$1	$2	$—
Equity	122	33	89	—
Fixed income	46	6	40	—
Other investments	—	—	—	—
Total assets measured at fair value	$171	$40	$131	$—

		Fair Value Measurement as of October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$4	$3	$1	$—
Equity	137	34	103	—
Fixed income	38	8	30	—
Other investments	—	—	—	—
Total assets measured at fair value	$179	$45	$134	$—
For U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2016 and 2015.

The following table presents the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2016 and 2015:

		Fair Value Measurement as of October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$36	$28	$8	$—
Equity	660	137	523	—
Fixed income	615	11	604	—
Other investments	6	—	3	3
Total assets measured at fair value	$1,317	$176	$1,138	$3

		Fair Value Measurement as of October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$7	$2	$5	$—
Equity	709	129	580	—
Fixed income	624	20	604	—
Other investments	3	—	3	—
Total assets measured at fair value	$1,343	$151	$1,192	$—
For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2016 and 2015:

	Year Ended
	October 31,
	2016	2015
	(in millions)
Balance, beginning of year	$—	$17
Realized gains	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	3	(17)
Transfers in (out)	—	—
Balance, end of year	$3	$—
The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2016 and 2015:

	2016		2015
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$610	$464	$559	$475
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$610	$464	$559	$475
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$1,329	$1,126	$1,061	$921
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	179	191	364	422
Total	$1,508	$1,317	$1,425	$1,343

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$581	$464	$527	$475
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—
Total	$581	$464	$527	$475
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$1,290	$1,126	$1,031	$921
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	171	191	354	422
Total	$1,461	$1,317	$1,385	$1,343

Contributions and estimated future benefit payments.    During 2017, we do not expect to contribute to the U.S. Defined Benefit Plans or the U.S. Post-Retirement Benefit Plan, and expect to contribute $32 million to the Non-U.S. Defined Benefit Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2017	$40	$82	$17
2018	$41	$29	$17
2019	$44	$31	$18
2020	$50	$33	$17
2021	$52	$40	$16
2022 - 2026	$265	$230	$75
Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and other investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates as of October 31, 2016 and 2015 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates as of October 31, 2016 and 2015 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The range of assumptions that were used for the Non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic benefit cost for the year ended October 31, 2016 and 2015 were as follows:

	For years ended October 31,
	2016	2015
U.S. Defined Benefit Plans:
Discount rate	4.00%	4.00%
Average increase in compensation levels	3.00%	3.50%
Expected long-term return on assets	8.00%	8.00%
Non-U.S. Defined Benefit Plans:
Discount rate	0.76-3.80%	1.50-4.00%
Average increase in compensation levels	2.50-3.50%	2.50-3.25%
Expected long-term return on assets	4.00-6.50%	4.00-6.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	4.00%	3.75%
Expected long-term return on assets	8.00%	8.00%
Current medical cost trend rate	7.00%	8.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2028
Assumptions used to calculate the benefit obligation as of October 31, 2016 and 2015 were as follows:

	As of the years ended October 31,
	2016	2015
U.S. Defined Benefit Plans:
Discount rate	3.50%	4.00%
Average increase in compensation levels	3.00%	3.00%
Non-U.S. Defined Benefit Plans:
Discount rate	0.40-2.63%	0.76-3.80%
Average increase in compensation levels	2.50-3.50%	2.50-3.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	3.50%	4.00%
Current medical cost trend rate	6.00%	7.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2028
Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2016 and 2015.

17.  GUARANTEES
Standard Warranty
Our standard warranty term for most of our products from the date of delivery is typically three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our consolidated balance sheet, is as follows:

	Year Ended October 31,
	2016	2015
	(in millions)
Beginning balance	$53	$51
Accruals for warranties, including change in estimates	23	33
Settlements made during the period	(32)	(31)
Ending balance	44	$53

Accruals for warranties due within one year	$23	$34
Accruals for warranties due after one year	21	19
Ending balance at October 31	$44	$53
During the year ended October 31, 2016, we reduced the standard warranty accrual by $5 million as a result of lower than expected historical warranty charges. This benefit was recognized in the consolidated statement of operations for the year ended October 31, 2016.
Indemnifications to Agilent
In connection with our separation from Agilent, we agreed to indemnify Agilent against certain damages and expenses that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the electronic measurement business of Agilent which was contributed to Keysight. Additionally, if the distribution of Keysight common stock to the Agilent shareholders were determined to be taxable for U.S. federal income tax purposes, Agilent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. If such determination is the result of our taking or failing to take certain actions, then under the tax matters agreement with Agilent, we are generally required to indemnify Agilent against such tax liabilities. Pursuant to the tax matters agreement, we may also be required to indemnify Agilent for other contingent tax liabilities, which could materially adversely affect our financial position. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2016.
Indemnifications to Avago
In connection with the sale of Agilent's semiconductor products business in December 2005, Agilent agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Avago. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2016.
Indemnifications to Verigy
In connection with the spin-off of Verigy, Agilent agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy operates as a wholly-owned subsidiary of Advantest and Agilent's indemnification obligations to Verigy should be unaffected. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Verigy. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2016.
Indemnifications to HP Inc.
Agilent has given multiple indemnities to HP Inc. ("HP") in connection with Agilent's activities prior to its spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of Agilent's business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to Agilent's registration statement on Form S-1 filed on August 16, 1999. As part of our separation from Agilent, we have agreed to assume these indemnification obligations of Agilent relating to the electronic measurement business with respect to HP. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2016.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2016.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2016.
In connection with the previous sales of several of Agilent’s businesses, Agilent agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In connection with our separation from Agilent, we agreed to assume the indemnification obligations of Agilent to the extent that the retained businesses were part of the electronic measurement business. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2016.
18.   COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments:   We lease certain real and personal property from unrelated third parties under non-cancellable operating leases. Future minimum lease payments under operating leases as of October 31, 2016 were $32 million in 2017, $29 million in 2018, $21 million in 2019, $13 million in 2020, $11 million in 2021 and $28 million thereafter. Future minimum sublease income under leases as of October 31, 2016 was $1 million in 2017, $1 million in 2018, $2 million in 2019, $1 million in 2020, $1 million in 2021 and none thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $45 million in 2016, $43 million in 2015 and $38 million in 2014.
Capital Lease Commitments: We had capital lease obligations of $1 million and zero million as of October 31, 2016 and October 31, 2015, respectively. The current portion of the total obligation is included in other accrued liabilities and the remaining long-term portion is included in other long-term liabilities on the consolidated balance sheet. Assets held under capital leases are included in net property, plant, and equipment on the consolidated balance sheet.

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
19.   DEBT
Short-Term Debt
On September 15, 2014, we entered into a five year credit agreement, which provides for a $300 million unsecured credit facility that will expire on November 1, 2019. On July 21, 2015, the total amount available under the credit facility was increased to $450 million. The company may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2016, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants of the credit facility during the year ended October 31, 2016.
As a result of the Anite acquisition, we had an overdraft facility of £25 million that expired on July 31, 2016, but by mutual agreement this facility continued to be available while a replacement short-term facility was negotiated. On September 8, 2016, we entered into a replacement overdraft facility of £20 million that expired on October 31, 2016. As of October 31, 2016, we had no borrowings outstanding under the facility. We were in compliance with the covenants of the facilities during the year ended October 31, 2016.
Long-Term Debt
The components of our long-term debt were as follows:

	October 31,
	2016	2015
	(in millions)
3.30% Senior Notes due 2019	$500	$499
4.55% Senior Notes due 2024	600	600
Total	$1,100	$1,099
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
The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. The company incurred issuance costs of $10 million in connection with the 2019 and 2024 senior notes and credit facility. These costs are included in other assets in the consolidated balance sheet and are being amortized to interest expense over the term of the senior notes and credit facility.
As of October 31, 2016 and 2015, the company had $18 million and $19 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

20.   STOCKHOLDERS' EQUITY
Accumulated other comprehensive income
The following table summarizes the components of our accumulated other comprehensive loss as of October 31, 2016 and 2015, net of tax effect:

	October 31,
	2016	2015
	(in millions)
Unrealized gain on equity securities, net of tax (expense) of $(4) and $(6)	$10	$21
Foreign currency translation, net of tax (expense) of $(63) and $(63)	(29)	(48)
Unrealized losses on defined benefit plans, net of tax benefit of $141 and $78	(596)	(446)
Unrealized losses on derivative instruments, net of tax benefit of $1 and $3	(3)	(6)
Total accumulated other comprehensive loss	$(618)	$(479)
Changes in accumulated other comprehensive income by component and related tax effects for the years ended October 31, 2016 and 2015 were as follows:

			Net defined benefit pension cost and post retirement plan costs:
	Unrealized gain on equity securities	Foreign currency translation	Actuarial Losses	Prior service credits	Unrealized gains (losses) on derivatives	Total
	(in millions)
At October 31, 2014	$16	$6	$(444)	$83	$3	$(336)
Other comprehensive income (loss) before reclassifications	7	(54)	(135)	—	(15)	(197)
Amounts reclassified out of accumulated other comprehensive income	—	—	43	(29)	1	15
Tax (expense) benefit	(2)	—	25	11	5	39
Other comprehensive income (loss) for the twelve months ended October 31, 2015	5	(54)	(67)	(18)	(9)	(143)
At October 31, 2015	21	(48)	(511)	65	(6)	(479)
Other comprehensive income (loss) before reclassifications	(13)	19	(244)	—	(7)	(245)
Amounts reclassified out of accumulated other comprehensive income	—	—	56	(25)	12	43
Tax (expense) benefit	2	—	53	10	(2)	63
Other comprehensive income (loss) for the twelve months ended October 31, 2016	(11)	19	(135)	(15)	3	(139)
At October 31, 2016	$10	$(29)	$(646)	$50	$(3)	$(618)

Reclassifications out of accumulated other comprehensive loss for the twelve months ended October 31, 2016 and 2015 were as follows:

Details about accumulated other comprehensive loss components	Amounts Reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended October 31,
	2016	2015
	(in millions)
Unrealized loss on derivatives	$(12)	$(1)	Cost of products
	4	—	Provision for income tax
	(8)	(1)	Net of Income Tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(56)	(43)
Prior service benefit	25	29
	(31)	(14)	Total before income tax
	8	5	Provision for income tax
	(23)	(9)	Net of income tax

Total reclassifications for the period	$(31)	$(10)
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
In fiscal year 2016, we completed an organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we now have three reportable operating segments, Communications Solutions Group (“CSG”), Electronic Industrial Solutions Group (“EISG”), and Services Solutions Group (“SSG”). CSG and EISG are from our previous Measurement Solutions segment, while SSG was formerly reported as the company's Customer Support and Services segment. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period amounts were revised to conform to the current presentation.
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
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
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

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Year ended October 31, 2016:
Total segment revenue	$1,752	$776	$402	$2,930
Acquisition related fair value adjustments	(12)	—	—	(12)
Total net revenue	$1,740	$776	$402	$2,918
Income from operations	$314	$169	$63	$546
Depreciation expense	$53	$20	$12	$85
Year ended October 31, 2015:
Total segment revenue	$1,703	$758	$401	$2,862
Acquisition related fair value adjustments	(6)	—	—	(6)
Total net revenue	$1,697	$758	$401	$2,856
Income from operations	$329	$158	$72	$559
Depreciation expense	$49	$19	$13	$81
Year ended October 31, 2014:
Total net revenue	$1,767	$766	$400	$2,933
Income from operations	$323	$185	$93	$601
Depreciation expense	$45	$19	$10	$74

The following table reconciles reportable segments' income from operations to our total enterprise income before taxes:

	Year Ended October 31,
	2016	2015	2014
	(in millions)
Total reportable segments' income from operations	$546	$559	$601
Restructuring related costs	—	(14)	3
Amortization of intangibles	(44)	(14)	(8)
Acquisition and integration costs	(18)	(16)	(1)
Share-based compensation expense	(49)	(55)	(44)
Acquisition related fair value adjustments	(12)	(9)	—
Separation and related costs	(24)	(20)	(78)
Other	7	—	(4)
Income from operations, as reported	406	431	469
Interest income	3	1	—
Interest expense	(47)	(46)	(3)
Other income (expense), net	4	2	9
Income before taxes, as reported	$366	$388	$475
Major customers.    No customer represented 10 percent or more of our total net revenue in 2016, 2015 or 2014.
The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, investments, long-term and other receivables and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total Segments
	(in millions)
As of October 31, 2016:
Assets	$1,805	$773	$273	$2,851
Capital expenditures	$50	$20	$21	$91
As of October 31, 2015:
Assets	$1,779	$752	$265	$2,796
Capital expenditures	$55	$22	$15	$92
The following table reconciles segment assets to our total assets:

	October 31,
	2016	2015
	(in millions)
Total reportable segments' assets	$2,851	$2,796
Cash, cash equivalents and short-term investments	783	483
Prepaid expenses	92	98
Other current assets	5	2
Investments	55	70
Long-term and other receivables	78	57
Other	(61)	2
Total assets	$3,803	$3,508
The other category primarily includes pension assets and also represents the difference between how segments report deferred taxes and intangible assets at the initial purchased amount.

The following table presents summarized information for net revenue and long-lived assets by geographic region. Revenues from external customers are generally attributed to countries based upon the location of the Keysight sales representative. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of rest of Asia and Europe.

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2016	$1,009	$572	$323	$1,014	$2,918
Year ended October 31, 2015	$991	$531	$311	$1,023	$2,856
Year ended October 31, 2014	$945	$548	$331	$1,109	$2,933

	United States	Japan	Malaysia	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2016	$259	$176	$76	$87	$598
October 31, 2015	$251	$144	$80	$191	$666

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2016
Net revenue	$721	$731	$715	$751
Gross profit	392	406	406	420
Income from operations	98	95	106	107
Net income	$64	$88	$91	$92
Net income per share:
Basic	$0.37	$0.52	$0.54	$0.54
Diluted	$0.37	$0.51	$0.53	$0.53
Weighted average shares used in computing net income per share:
Basic	171	170	170	170
Diluted	172	172	172	172
Range of stock prices on NYSE	22.15 - 33.48	21.07 - 28.39	25.49 - 31.87	26.87 - 33.14

2015
Net revenue	$701	$740	$665	$750
Gross profit	383	416	370	418
Income from operations (a)	87	133	100	111
Net income	$70	$96	$70	$277
Net income per share:
Basic	$0.42	$0.57	$0.41	$1.63
Diluted	$0.41	$0.56	$0.41	$1.61
Weighted average shares used in computing net income per share:
Basic	168	169	169	170
Diluted	170	171	172	172
Range of stock prices on NYSE	28.56 - 36.33	33.37 - 38.99	29.51 - 36.31	29.28 - 34.13
(a) For the three months ended January 31, 2015 and April 30, 2015, $6 million and $5 million, respectively, was reclassified from other income (expense) to other operating expense (income) in the condensed combined and consolidated statement of operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2016, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2016, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that(i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.

The effectiveness of our internal control over financial reporting as of October 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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
In order for a stockholder proposal to be considered for inclusion in Keysight’s proxy statement for the 2017 annual meeting of stockholders, the written proposal must be received by Keysight no later than December 18, 2016 and should contain such information as is required under Keysight’s Bylaws. Such proposals will need to comply with the SEC’s regulations regarding the inclusion of stockholder proposals in Keysight sponsored proxy materials.

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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2016. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	6,331,746	$25	30,306,620
Equity compensation plans not approved by security holders	—	$—	—
Total	6,331,746	$25	30,306,620

(1)
The number of securities remaining available for future issuance in column (c) includes 23,272,600 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Keysight or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under 423(b) plan totaling $16 million as of October 31, 2016.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2016
Tax valuation allowance	$46	$4	$(12)	$38
2015
Tax valuation allowance	$39	$43	$(36)	$46
2014
Tax valuation allowance	$41	$4	$(6)	$39

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
2.2	Rule 2.7 Announcement, Recommended Cash Acquisition of Anite Plc by Keysight Technologies B.V. dated June 17, 2015	8-K	6/17/2015	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Guarantee, dated as of October 15, 2014, by Agilent Technologies, Inc. in favor of U.S. Bank National Association as Trustee for the Holders of Notes specified therein of Keysight Technologies, Inc.	8-K	10/17/2014	4.3
4.4	Registration Rights Agreement, dated as of October 15, 2014, by and among Keysight Technologies, Inc., Agilent Technologies, Inc., and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the Initial Purchasers	8-K	10/17/2014	4.4
10.1	Services Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.1
10.2	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.3	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.3
10.4	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.5	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.6	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.7	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.8	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.9	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on September 29, 2014)*	S-8	10/21/2014	4.3

10.10	Form of Keysight Technologies, Inc. Global Stock Award Agreement (with deferral alternative)*	8-K	11/3/2014	10.2
10.11	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.12	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.13	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.14	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.15	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.16	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.17	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.18	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.19	Agilent Technologies, Inc. France Pension Plan*	10-12B/A	8/13/2014	10.19
10.20	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.21	Credit Agreement, dated September 15, 2014, between Keysight Technologies, Inc., Agilent Technologies, Inc. and the Lenders Party Thereto*	10-12B/A	9/22/2014	10.21
10.22	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.23	Keysight Technologies, Inc. Officer and Executive Severance Plan (Established Effective March18, 2015)*	8-K	3/24/2015	10.1
10.24	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on January 22, 2015)*	8-K	3/24/2015	10.2
10.25	Letter Agreement, dated July 21, 2015, by and among Keysight Technologies, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent	8-K	7/21/2015	10.2
10.26	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2014	APPENDIX B
10.27	Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.27
10.28	Keysight Technologies, Inc. Deferred Profit-Sharing Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.28
10.29	Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.29
10.30	First Amendment to the Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.30
10.31	First Amendment to the Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.31
10.32	Form of Keysight Technologies, Inc. Global Stock Award Agreement as Amended on November 15, 2016*				X
11.1	See Note 7, “Net Income Per Share,” to our Combined and Consolidated Financial Statements.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business of this Annual Report on Form 10-K.				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Schema Document				X
101.CAL	XBRL Calculation Linkbase Document				X
101.LAB	XBRL Labels Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Definition Linkbase Document				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
99.2	Press release relating to the Offer to Anite Plc.	8-K	6/17/2015	2.1

*	Indicates management contract or compensatory plan, contract or arrangement.

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
Date: December 19, 2016
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

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Director, President and Chief Executive Officer	December 19, 2016
Ronald S. Nersesian	(Principal Executive Officer)

/s/ NEIL DOUGHERTY	Senior Vice President and Chief Financial Officer	December 19, 2016
Neil Dougherty	(Principal Financial Officer)

/s/ JOHN C. SKINNER	Vice President and Corporate Controller	December 19, 2016
John C. Skinner	(Principal Accounting Officer)

/s/ PAUL N. CLARK	Chairman of the Board	December 19, 2016
Paul N. Clark

/s/ JAMES G. CULLEN	Director	December 19, 2016
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 19, 2016
Charles J. Dockendorff

/s/ JEAN M. HALLORAN	Director	December 19, 2016
Jean M. Halloran

/s/ RICHARD HAMADA	Director	December 19, 2016
Richard Hamada

/s/ ROBERT A. RANGO	Director	December 19, 2016
Robert A. Rango

/s/ MARK B. TEMPLETON	Director	December 19, 2016
Mark B. Templeton