Form 10-Q
period 2017-01-31
Keysight Technologies, Inc.
filed 2017-02-28
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017
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
The number of shares of common stock outstanding at February 27, 2017 was 171,543,474.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
Net revenue:
Products	$606	$601
Services and other	120	120
Total net revenue	726	721
Costs and expenses:
Cost of products	255	260
Cost of services and other	67	69
Total costs	322	329
Research and development	108	108
Selling, general and administrative	213	200
Other operating expense (income), net	(79)	(14)
Total costs and expenses	564	623
Income from operations	162	98
Interest income	1	1
Interest expense	(12)	(12)
Other income (expense), net	1	(3)
Income before taxes	152	84
Provision for income taxes	43	20
Net income	$109	$64

Net income per share:
Basic	$0.64	$0.37
Diluted	$0.63	$0.37

Weighted average shares used in computing net income per share:
Basic	171	171
Diluted	173	172

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
Net income	$109	$64
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of ($1) and $1	4	(6)
Unrealized gain on derivative instruments, net of tax expense of $1 and $1	2	1
Amounts reclassified into earnings related to derivative instruments, net of tax expense of zero and $1	1	3
Foreign currency translation, net of tax benefit (expense) of zero	(24)	(25)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $13 and $6	28	12
Change in net prior service credit, net of tax benefit of $2 and $3	(4)	(3)
Other comprehensive income (loss)	7	(18)
Total comprehensive income	$116	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	January 31, 2017	October 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$896	$783
Accounts receivable, net	395	437
Inventory	479	474
Other current assets	162	160
Total current assets	1,932	1,854
Property, plant and equipment, net	494	512
Goodwill	721	736
Other intangible assets, net	197	208
Long-term investments	60	55
Long-term deferred tax assets	342	392
Other assets	123	39
Total assets	$3,869	$3,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$172	$189
Employee compensation and benefits	146	183
Deferred revenue	191	180
Income and other taxes payable	19	41
Other accrued liabilities	68	51
Total current liabilities	596	644
Long-term debt	1,093	1,093
Retirement and post-retirement benefits	384	405
Long-term deferred revenue	74	72
Other long-term liabilities	74	69
Total liabilities	2,221	2,283
Commitments and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 174 million shares at January 31, 2017 and 172 million shares at October 31, 2016 issued	2	2
Treasury stock at cost; 2.3 million shares at January 31, 2017 and at October 31, 2016	(62)	(62)
Additional paid-in-capital	1,271	1,242
Retained earnings	1,048	949
Accumulated other comprehensive loss	(611)	(618)
Total stockholders' equity	1,648	1,513
Total liabilities and equity	$3,869	$3,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net income	$109	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	33
Share-based compensation	18	16
Excess tax benefit from share-based plans	(2)	(1)
Deferred taxes	40	4
Excess and obsolete inventory related charges	3	8
Gain on sale of land	(8)	(10)
Other non-cash expenses, net	—	2
Changes in assets and liabilities:
Accounts receivable	40	33
Inventory	(10)	(4)
Accounts payable	(12)	(22)
Employee compensation and benefits	(36)	(29)
Retirement and post-retirement benefits, net	(71)	(13)
Income tax payable	(15)	2
Other assets and liabilities	14	9
Net cash provided by operating activities	102	92

Cash flows from investing activities:
Investments in property, plant and equipment	(16)	(34)
Proceeds from sale of land	8	10
Net cash used in investing activities	(8)	(24)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	19	24
Excess tax benefit from share-based plans	2	1
Net cash provided by financing activities	21	25

Effect of exchange rate movements	(2)	(4)

Net increase in cash and cash equivalents	113	89
Cash and cash equivalents at beginning of period	783	483
Cash and cash equivalents at end of period	$896	$572

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
Basis of Presentation. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of January 31, 2017 and October 31, 2016, condensed consolidated statement of comprehensive income for the three months ended January 31, 2017 and 2016, condensed consolidated statement of operations for the three months ended January 31, 2017 and 2016, and condensed consolidated statement of cash flows for the three months ended January 31, 2017 and 2016.
Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, restructuring, and accounting for income taxes.
Land Sale. On April 30, 2014 we entered into a binding contract to sell land in the United Kingdom ("U.K.") that resulted in the transfer of three separate land tracts in May 2014, November 2015 and November 2016 for £21 million. In the three months ended January 31, 2017 and 2016, we recognized gains of $8 million and $10 million, respectively, on the sale of the land tracts in other operating expense (income).
Restricted Cash. As of January 31, 2017 and October 31, 2016, restricted cash of $2 million consisted of approximately $1 million of deposits held as collateral against bank guarantees and approximately $1 million of deposits primarily held as collateral against foreign currency hedging contracts and is classified within other assets and other current assets, respectively, in the condensed consolidated balance sheet.
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
2. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers, and the IASB issued IFRS 15, Revenue from Contracts with Customers. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. In addition, during March, April, May and December 2016 the FASB issued guidance that made technical corrections and improvements and clarified the reporting of revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, narrow-scope improvements, and practical expedients. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of deferred issuance costs by requiring that they be presented as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance retrospectively during the first quarter of 2017. As a result, $7 million of unamortized debt issuance costs have been reclassified from other assets to long-term debt in the consolidated balance sheet as of January 31, 2017 and October 31, 2016 (see Note 14).
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
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, that removes the requirement under which the income tax consequences of intra-entity transfers are deferred until the assets are ultimately sold to an outside party, except for transfers of inventory. The tax consequences of such transfers would be recognized in tax expense when the transfers occur. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We elected to early adopt this guidance on a modified retrospective basis during the first quarter of 2017. As a result, a $10 million cumulative-effect adjustment was recorded directly to retained earnings as of November 1, 2016, the beginning of the annual period of adoption, with corresponding reductions of $2 million, $6 million and $2 million to other current assets, other assets, and long-term deferred tax assets, respectively.
In January 2017, the FASB issued guidance to narrow the definition of a business and provide a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
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

The impact of share-based compensation on our results was as follows:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Cost of products and services	$3	$3
Research and development	4	3
Selling, general and administrative	11	10
Total share-based compensation expense	$18	$16
 At January 31, 2017 and 2016, share-based compensation capitalized within inventory was $1 million. The income tax benefit realized from the exercised stock options and similar awards recognized was $2 million and $1 million for the three months ended January 31, 2017 and 2016, respectively.
The following assumptions were used to estimate the fair value of LTP Program grants.

	Three Months Ended
	January 31,
	2017	2016
LTP Program:
Volatility of Keysight shares	27%	25%
Volatility of selected index (2017)/peer-company shares (2016)	15%	14%-54%
Price-wise correlation with selected peers	57%	38%
 Shares granted under the LTP Program were valued using a Monte Carlo simulation model. In the first quarter of fiscal 2017, the company began awarding an additional type of performance award based on operating margin performance. These awards were valued based on the market price of Keysight’s common stock on the date of grant. The fair value of employee stock option awards granted before October 31, 2015 was estimated using the Black-Scholes option pricing model. We did not grant any option awards for the three months ended January 31, 2017 and 2016. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant.
4.     INCOME TAXES
The company’s effective tax rate was 28.3 percent and 23.7 percent for the three months ended January 31, 2017 and 2016, respectively. Income tax expense was $43 million and $20 million for the three months ended January 31, 2017 and 2016, respectively. The income tax provision for the three months ended January 31, 2017 and 2016 included a net discrete expense of $23 million and $1 million, respectively. The increase in the total income tax expense and discrete expense for the three months ended January 31, 2017, is primarily related to $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 11).
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three months ended January 31, 2017 and 2016 by $11 million and $8 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.07 and $0.05 for the three months ended January 31, 2017 and 2016, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.
For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014, through the current tax year. For certain foreign entities, the tax years generally remain open back to the year 2006. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

5. NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Numerator:
Net income	$109	$64
Denominator:
Basic weighted-average shares	171	171
Potential common shares— stock options and other employee stock plans	2	1
Diluted weighted-average shares	173	172

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method. We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended January 31, 2017 and 2016, we excluded zero and 1.7 million options, respectively, from the calculation of diluted earnings per share. In addition, we excluded stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price, unamortized fair value and excess tax benefits collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the three months ended January 31, 2017 and 2016, we excluded 424,400 and 16,100 shares, respectively.
6. SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $17 million and $8 million for the three months ended January 31, 2017 and 2016, respectively. The following table summarizes our non-cash investing activities that are not reflected in the condensed consolidated statement of cash flows:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payables	$(5)	$(9)
	$(5)	$(9)
7. INVENTORY

	January 31, 2017	October 31, 2016
	(in millions)
Finished goods	$218	$218
Purchased parts and fabricated assemblies	261	256
Total inventory	$479	$474

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill balances and the movements for each of our reportable segments as of and for the three months ended January 31, 2017:

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2016	$456	$216	$64	$736
Foreign currency translation impact	(15)	—	—	(15)
Goodwill as of January 31, 2017	$441	$216	$64	$721

The components of other intangible assets as of January 31, 2017 and October 31, 2016 are shown in the table below:

	Other Intangible Assets as of January 31, 2017			Other Intangible Assets as of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$314	$167	$147	$309	$159	$150
Backlog	4	4	—	4	4	—
Trademark/Tradename	20	4	16	20	4	16
Customer relationships	65	38	27	65	35	30
Total amortizable intangible assets	403	213	190	398	202	196
In-Process R&D	7	—	7	12	—	12
Total	$410	$213	$197	$410	$202	$208

During the three months ended January 31, 2017, we recorded no additions to goodwill and other intangible assets. During the three months ended January 31, 2017, there was no foreign exchange translation impact to other intangible assets.
During the first quarter of 2017, we transferred $5 million from in-process R&D to developed technology as the project was successfully completed.
 Amortization of other intangible assets was $11 million and $12 million for the three months ended January 31, 2017 and 2016, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $31 million for the remainder of 2017, $39 million for 2018, $38 million for 2019, $38 million for 2020, $30 million for 2021 and $14 million thereafter.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2017 and October 31, 2016 were as follows:

	Fair Value Measurements at January 31, 2017				Fair Value Measurements at October 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$572	$572	$—	$—	$471	$471	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—	4	—	4	—
Long-term
Trading securities	11	11	—	—	11	11	—	—
Available-for-sale investments	34	34	—	—	29	29	—	—
Total assets measured at fair value	$624	$617	$7	$—	$515	$511	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—	$8	$—	$8	$—
Long-term
Deferred compensation liability	11	—	11	—	11	—	11	—
Total liabilities measured at fair value	$17	$—	$17	$—	$19	$—	$19	$—

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
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. Ineffectiveness in the three months ended January 31, 2017 and 2016 was not significant.

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2017 was $4 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2017.
There were 137 foreign exchange forward contracts open as of January 31, 2017 that were designated as cash flow hedges. There were 60 foreign exchange forward contracts as of January 31, 2017 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2017 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$62
British Pound	—	10
Singapore Dollar	10	1
Malaysian Ringgit	70	1
Japanese Yen	(82)	(41)
Other currencies	(15)	6
Total	$(17)	$39

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2017 and October 31, 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2017	October 31, 2016	Balance Sheet Location	January 31, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$2	Other accrued liabilities	$4	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	2	Other accrued liabilities	2	4
Total derivatives	$7	$4		$6	$8

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income	$3	$2
Loss reclassified from accumulated other comprehensive income into cost of sales	$(1)	$(4)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$2	$(2)

The estimated amount of existing net gain at January 31, 2017 expected to be reclassified from accumulated other comprehensive income to cost of sales within the next twelve months is immaterial.

11. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2017 and 2016, our net pension and post-retirement benefit cost (benefit) were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended January 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$5	$5	$4	$4	$—	$—
Interest cost on benefit obligation	5	6	6	8	2	2
Expected return on plan assets	(8)	(9)	(19)	(19)	(3)	(3)
Amortization:
Net actuarial losses	4	2	9	7	5	5
Prior service credit	(2)	(2)	—	—	(4)	(4)
Settlement gain	—	—	(68)	—	—	—
Total periodic benefit cost (benefit)	$4	$2	$(68)	$—	$—	$—

We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three months ended January 31, 2017 and 2016. We contributed $7 million and $10 million to our Non-U.S. Defined Benefit Plans during the three months ended January 31, 2017 and 2016, respectively.
During the remainder of 2017, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $25 million to our Non-U.S. Defined Benefit Plans.
On December 15, 2016, we transferred a portion of the assets and obligations of our Japanese Employees’ Pension Fund ("EPF") to the Japanese government. The remaining portion of the EPF was transferred to a new Keysight Japan corporate defined benefit pension plan. The difference between the obligations settled with the government of $142 million and the assets transferred to the government of $51 million resulted in an increase in the funded status of the new defined benefit pension plan of $91 million. The settlement resulted in a gain of $68 million which is included in other operating expense (income) in the consolidated statement of operations. Previously accrued salary progression of $4 million was derecognized at the time of settlement.
12. RESTRUCTURING
We initiated a targeted workforce reduction program in November 2016 that is expected to reduce Keysight's total headcount by between 60 to 200 employees. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program was designed to support our site consolidation strategy, align with our new industry segment structure and improve efficiency. As of January 31, 2017, approximately 20 employees exited under the workforce reduction program.

A summary of balances and restructuring activity is shown in the table below:

Workforce reduction
(in millions)
Balance as of October 31, 2016	$—
Income statement expense	2
Cash payments	—
Balance as of January 31, 2017	$2

The restructuring accrual of $2 million at January 31, 2017 relating to workforce reduction is recorded in other accrued liabilities in the condensed consolidated balance sheet.
A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Cost of products and services	$1	$—
Research and development	—	—
Selling, general and administrative	1	—
Total restructuring and other related costs	$2	$—

13. WARRANTY, COMMITMENTS AND CONTINGENCIES
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Beginning balance	$44	$53
Accruals for warranties including change in estimate	7	8
Settlements made during the period	(8)	(8)
Ending balance	$43	$53

Accruals for warranties due within one year	$22	$34
Accruals for warranties due after one year	21	19
Ending balance	$43	$53

Commitments
There were no material changes during the three months ended January 31, 2017 to the operating lease commitments reported in the company’s 2016 Annual Report on Form 10-K.
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

14. DEBT
Short-Term Debt
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders have agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. The company incurred issuance costs of $8 million in connection with the Bridge Facility. These costs are included in other current assets in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility. In connection with entering into the term credit agreement (described below), on February 15, 2017, the unsecured commitments under the Bridge Facility were automatically reduced in an aggregate principal amount of $400 million.
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that provides for a $450 million five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. The Revolving Credit Facility replaced our existing $450 million unsecured credit facility, dated as of September 15, 2014. The company may use amounts borrowed under the facility for general corporate purposes, including to finance, in part, the acquisition of Ixia, the payment of fees and expenses related thereto and the repayment in full of all third-party indebtedness of Ixia and its subsidiaries that becomes due or otherwise defaults upon the consummation of the Ixia acquisition. As of January 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2017.
Long-Term Debt
The following table summarizes the components of our long-term debt:

	January 31, 2017	October 31, 2016
	(in millions)
3.30% Senior Notes due 2019	$497	$497
4.55% Senior Notes due 2024	596	596
Total	$1,093	$1,093
The notes issued are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. There were no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2017.
On February 15, 2017, we entered into a term credit agreement, which provides for a three-year $400 million delayed draw senior unsecured term loan facility. The term loans will be available to us upon the closing of the Ixia acquisition. The term loan is intended to be used to finance, in part, the Ixia acquisition, the payment of fees and expenses related thereto and the repayment in full of all third-party indebtedness of Ixia and its subsidiaries that becomes due or otherwise defaults upon the consummation of the Ixia acquisition. The commitments under the term credit agreement automatically terminate on the first to occur of (a) the consummation of the Ixia acquisition without the borrowing of any loans under the term credit agreement, (b) the termination of the Merger Agreement to acquire Ixia in accordance with its terms or (c) on October 30, 2017.
See Note 17 for further details regarding the pending acquisition.
As of January 31, 2017 and October 31, 2016, we had $19 million and $18 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $12 million and $30 million as of January 31, 2017 and October 31, 2016, respectively.
15. STOCKHOLDERS' EQUITY
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
For the three months ended January 31, 2017, we did not repurchase any shares of common stock under the stock repurchase program.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2017 and 2016 were as follows:

	Unrealized gain on equity securities	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of October 31, 2016	$10	$(29)	$(646)	$50	$(3)	$(618)
Other comprehensive income (loss) before reclassifications	5	(24)	24	—	3	8
Amounts reclassified out of accumulated other comprehensive loss	—	—	17	(6)	1	12
Tax (expense) benefit	(1)	—	(13)	2	(1)	(13)
Other comprehensive income (loss)	4	(24)	28	(4)	3	7
As of January 31, 2017	$14	$(53)	$(618)	$46	$—	$(611)

As of October 31, 2015	$21	$(48)	$(511)	$65	$(6)	$(479)
Other comprehensive income (loss) before reclassifications	(7)	(25)	4	—	2	(26)
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(6)	4	12
Tax (expense) benefit	1	—	(6)	3	(2)	(4)
Other comprehensive income (loss)	(6)	(25)	12	(3)	4	(18)
As of January 31, 2016	$15	$(73)	$(499)	$62	$(2)	$(497)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2017 and 2016 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Statement of Operations
	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Unrealized gain (loss) on derivatives	$(1)	$(4)	Cost of sales
	—	1	Provision for income taxes
	(1)	(3)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(17)	(14)
Prior service credits	6	6
	(11)	(8)	Total before income tax
	3	3	Provision for income taxes
	(8)	(5)	Net of income tax

Total reclassifications for the period	$(9)	$(8)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11, "Retirement Plans and Post-Retirement Pension Plans").
16. SEGMENT INFORMATION
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
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we have three reportable operating segments, Communications Solutions Group (“CSG”), Electronic Industrial Solutions Group (“EISG”), and Services Solutions Group (“SSG”). CSG and EISG are from our previous Measurement Solutions segment, while SSG was formerly reported as the company's Customer Support and Services segment. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period amounts were revised to conform to the current presentation.
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
The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, separation and related costs, acquisition-related fair value adjustments, non-cash amortization and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Three Months Ended January 31, 2017:
Total segment revenue	$434	$192	$100	$726
Acquisition-related fair value adjustments	—	—	—	—
Total net revenue	$434	$192	$100	$726
Segment income from operations	$72	$42	$14	$128
Three Months Ended January 31, 2016:
Total segment revenue	$440	$191	$95	$726
Acquisition-related fair value adjustments	(5)	—	—	(5)
Total net revenue	$435	$191	$95	$721
Segment income from operations	$78	$38	$13	$129

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Total reportable segments' income from operations	$128	$129
Share-based compensation expense	(18)	(16)
Restructuring and related costs	(2)	—
Amortization of intangibles	(10)	(11)
Acquisition and integration costs	(6)	(2)
Separation and related costs	(6)	(5)
Acquisition-related fair value adjustments	—	(5)
Japan pension settlement gain	68	—
Other	8	8
Income from operations, as reported	162	98
Interest income	1	1
Interest expense	(12)	(12)
Other income (expense), net	1	(3)
Income before taxes, as reported	$152	$84

There has been no material change in total assets by segment since October 31, 2016.

17. PENDING ACQUISITION
On January 30, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ixia, a leading provider of network testing, visibility, and security solutions, and, by a joinder executed on February 2, 2017, Keysight Acquisition, Inc., a wholly-owned subsidiary of ours (“Merger Sub”), to acquire Ixia in an all-cash transaction totaling approximately $1.6 billion in consideration, net of cash acquired. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Ixia with Ixia surviving the merger and becoming our wholly-owned subsidiary. Our board of directors and Ixia’s board of directors have both unanimously approved the transaction, which is anticipated to close no later than the end of October 2017 and is subject to approval by Ixia shareholders, regulatory approvals, and customary closing conditions and approvals. Under the terms of the Merger Agreement, Ixia shareholders will receive $19.65 per share in cash. The combination of Keysight and Ixia brings together two highly complementary companies to create an innovative force in leading-edge technologies that spans electronic design, device and network validation, and application and security performance.
The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on February 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
 The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of economic instability, and information regarding our and Ixia’s ability to complete the transactions contemplated by the Merger Agreement, including the satisfaction of the conditions to the transactions set forth in the Merger Agreement, and our and the combined group’s estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
In fiscal 2015, we initiated a phased program associated with our separation from Agilent to resize and optimize our infrastructure from the one that had been established to serve a diversified technology company. The focus of the first phase of the program was on the IT infrastructure to support finance, sales and human resources. The second phase of the program, which was initiated in the third quarter of fiscal 2016, primarily addresses the optimization of the IT infrastructure to support the services business. We recognized costs related to this program of $6 million and $5 million for the three months ended January 31, 2017 and 2016, respectively. We expect to recognize additional costs estimated to range from $19 million to $29 million through fiscal 2018.
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
We invest in product development to address the changing needs of the market and facilitate growth. We are investing in research and development to design measurement solutions that will satisfy the changing needs of our customers. These opportunities are being driven by evolving technology standards and the need for faster data rates and new form factors.
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we have three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
Three months ended January 31, 2017 and 2016
Total orders for the three months ended January 31, 2017 were $695 million, an increase of 2 percent when compared to the same period last year. Foreign currency movements had a negligible impact on the year‑over‑year comparison.
Net revenue of $726 million for the three months ended January 31, 2017 increased 1 percent when compared to the same period last year. Foreign currency movements had a negligible impact on the year‑over‑year comparison. Strength in revenue from the Services Solutions Group and leading edge technology solutions was partially offset by decline in the aerospace, defense and government market.
Net income for the three months ended January 31, 2017 was $109 million compared to $64 million for the corresponding period last year.
Looking forward, we believe the long-term growth rate of our markets is 2 to 3 percent, although near-term macroeconomic indicators remain mixed. Our focus is on delivering value through innovative electronic design and test solutions as well as continuously improving our operational efficiency.
Restructuring activities
We initiated a targeted workforce reduction program in November 2016 that is expected to reduce Keysight's total headcount by between 60 to 200 employees. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program was designed to support our site consolidation strategy, align with our new industry segment structure and improve efficiency. In the current period, we recognized $2 million of expense associated with the headcount reduction under this workforce reduction program. As of January 31, 2017, approximately 20 employees exited under the workforce reduction program. We expect to substantially complete this program by the end of the second quarter of fiscal 2018.
Japan Pension Settlement Gain
On December 15, 2016, we transferred a portion of the assets and obligations of our Japanese Employees’ Pension Fund ("EPF") to the Japanese government. The remaining portion of the EPF was transferred to a new Keysight Japan corporate defined benefit pension plan. The difference between the obligations settled with the government of $142 million and the assets transferred to the government of $51 million resulted in an increase in the funded status of the new defined benefit pension plan of $91 million. The settlement resulted in a gain of $68 million which is included in other operating expense (income) in the consolidated statement of operations.
Definitive Agreement to Acquire Ixia
On January 30, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ixia, a leading provider of network testing, visibility, and security solutions, and, by a joinder executed on February 2, 2017, Keysight Acquisition, Inc., a wholly-owned subsidiary of ours (“Merger Sub”), to acquire Ixia in an all-cash transaction totaling approximately $1.6 billion in consideration, net of cash acquired. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Ixia with Ixia surviving the merger and becoming our wholly-owned subsidiary. Our board of directors and Ixia’s board of directors have both unanimously approved the transaction, which is anticipated to close no later than the end of October 2017 and is subject to approval by Ixia shareholders, regulatory approvals, and customary closing conditions and approvals. Under the terms of the Merger Agreement, Ixia shareholders will receive $19.65 per share in cash. The combination of Keysight and Ixia brings together two highly complementary companies to create an innovative force in leading-edge technologies that spans electronic design, device and network validation, and application and security performance.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. GAAP ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, restructuring and accounting for income taxes. For a detailed description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our consolidated statement of operations. We experience some fluctuations within individual lines of the consolidated balance sheet and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis of up to a rolling twelve-month period. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

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

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)
Orders	$695	$679	2%
Net revenue:
Products	$606	$601	1%
Services and other	120	120	—%
Total net revenue	$726	$721	1%

Orders
Total orders for the three months ended January 31, 2017 were $695 million, an increase of 2 percent when compared to the same period last year. Foreign currency movements had a negligible impact on each of the year‑over‑year comparisons. For the three months ended January 31, 2017, order growth in the Electronic Industrial Solutions Group and the Service Solutions Group was partially offset by decline in the Communications Solutions Group. Growth in Asia Pacific excluding Japan, Europe and Japan was partially offset by decline in the Americas.

Net Revenue
The following table provides the percent change in net revenue for the three months ended January 31, 2017 by geographic region including and excluding the impact of currency changes as compared to the same period last year.

	Year over Year % Change
	Three Months Ended
	January 31, 2017
Geographic Region	actual	currency adjusted
Americas	(4)%	(4)%
Europe	1%	4%
Japan	6%	—%
Asia Pacific ex-Japan	4%	4%
Total net revenue	1%	1%
Net revenue of $726 million for the three months ended January 31, 2017 increased 1 percent when compared to the same period last year. Foreign currency movements had a negligible impact on the year‑over‑year comparison.
Revenue from the Communications Solutions Group represented approximately 60 percent of total revenue for the three months ended January 31, 2017 and was flat year-over-year with negligible contribution to total revenue growth. Revenue growth in Europe and Japan was offset by declines in the Americas and Asia Pacific excluding Japan. Strength in 5G and next-generation data center technologies was offset by decline in the aerospace, defense and government market.
Revenue from the Electronic Industrial Solutions Group represented approximately 26 percent of total revenue for the three months ended January 31, 2017 and was flat year-over-year with negligible contribution to total revenue growth. Growth in semiconductor measurement solutions was offset by a decline in general electronics measurement solutions. Revenue growth in Asia Pacific excluding Japan was offset by declines in the Americas, Europe and Japan.
Revenue from the Services Solutions Group represented approximately 14 percent of total revenue for the three months ended January 31, 2017 and grew 5 percent year-over-year. The Services Solutions Group contribution to total revenue growth was 1 percentage point for the three months ended January 31, 2017, driven by an increase in sales for our calibration services and remarketed solutions. Revenue grew in the Americas, Europe and Japan, while Asia Pacific excluding Japan was flat when compared to the same period last year.
Costs and Expenses

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
Total gross margin	55.7%	54.3%	1 ppt
Operating margin	22.4%	13.6%	9 ppts

in millions
Research and development	$108	$108	(1)%
Selling, general and administrative	$213	$200	7%
Other operating expense (income), net	$(79)	$(14)	447%

Gross margin increased 1 percentage point for the three months ended January 31, 2017 compared to the same period last year. This increase in gross margin was driven by lower warranty and inventory charges, partially offset by an increase in people-related costs.
Research and development expense decreased 1 percent for the three months ended January 31, 2017 compared to the same period last year. As a percentage of revenue, research and development expense was 15 percent for both the three months ended January 31, 2017 and 2016. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses increased 7 percent for the three months ended January 31, 2017 compared to the same period last year, primarily driven by increases in people-related and acquisition and integration costs.

Other operating expense (income), net for the three months ended January 31, 2017 was an income of $79 million, which includes gains of $68 million from the Japan pension settlement gain and $8 million from sale of land.
Operating margin for the three months ended January 31, 2017 increased 9 percentage points compared to the same period last year, primarily driven by the gain from the Japan pension settlement gain and favorable gross margin, partially offset by increases in selling, general and administrative expenses.
As of January 31, 2017, our headcount was approximately 10,400 compared to 10,300 as of January 31, 2016.
Interest Expense
Interest expense for the three months ended January 31, 2017 and 2016 was $12 million and relates to interest on our senior notes issued in October 2014.

Income Taxes
The company’s effective tax rate was 28.3 percent and 23.7 percent for the three months ended January 31, 2017 and 2016, respectively. Income tax expense was $43 million and $20 million for the three months ended January 31, 2017 and 2016, respectively. The income tax provision for the three months ended January 31, 2017 and 2016 included a net discrete expense of $23 million and $1 million, respectively. The increase in the total income tax expense and discrete expense for the three months ended January 31, 2017, is primarily related to $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three months ended January 31, 2017 and 2016 by $11 million and $8 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.07 and $0.05 for the three months ended January 31, 2017 and 2016, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.
For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014, through the current tax year. For certain foreign entities, the tax years generally remain open back to the year 2006. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
At January 31, 2017, our estimated annual effective tax rate is 20 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower rates, our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S., reserves for uncertain tax positions, the U.S. federal research and development tax credit and the impact of permanent differences.
Segment Overview
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve. As a result of this organizational realignment, we have three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
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
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)
Net revenue	$434	$440	(1)%
The Communications Solutions Group revenue for the three months ended January 31, 2017 declined 1 percent when compared to the same period last year, driven by decline in the aerospace, defense and government market, partially offset by growth in the commercial communications market.
Revenue from the commercial communications market represents approximately 59 percent of the Communications Solutions Group for the three months ended January 31, 2017 and increased 2 percent year-over-year. For the three months ended January 31, 2017, revenue growth in Europe, the Americas and Japan was partially offset by decline in Asia Pacific excluding Japan. Commercial communications market growth was driven by growth from 5G and next-generation data center technologies, offset by continued cautious spending across the wireless device value chain.
Revenue from the aerospace, defense and government market represents approximately 41 percent of the total Communications Solutions Group revenue for the three months ended January 31, 2017 and decreased 6 percent year-over-year, primarily driven by delayed government funding. For the three months ended January 31, 2017, decline in the Americas, Asia Pacific excluding Japan and Europe was partially offset by growth in Japan.
Gross Margin and Operating Margin

The following table shows the Communications Solutions Group margins, expenses and income from operations for the three months ended January 31, 2017 versus the three months ended January 31, 2016.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
Total gross margin	60.5%	60.1%	— ppt
Operating margin	16.7%	17.7%	(1) ppt

in millions
Research and development	$76	$76	(1)%
Selling, general and administrative	$117	$113	3%
Other operating expense (income), net	$(2)	$(3)	(35)%
Income from operations	$72	$78	(7)%
Gross margin for the three months ended January 31, 2017 improved slightly compared to the same period last year, primarily due to lower inventory charges.
Research and development expense for the three months ended January 31, 2017 decreased 1 percent compared to the same period last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses for the three months ended January 31, 2017, increased 3 percent compared to the same period last year, primarily due to increased investment in sales resources.
Other operating expense (income) for the three months ended January 31, 2017 and 2016 was income of $2 million and $3 million, respectively.

Income from Operations
Income from operations for the three months ended January 31, 2017 decreased $6 million on a corresponding revenue decrease of $6 million when compared to the same period last year, primarily driven by increased investment in sales resources.
Operating margin for the three months ended January 31, 2017 declined 1 percentage point when compared to the same period last year, driven by higher operating expenses primarily due to increased investment in sales resources.
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
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)
Net revenue	$192	$191	—%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2017 was essentially flat when compared to the same period last year. Growth in semiconductor measurement solutions was offset by a decline in general electronics measurement solutions. For the three months ended January 31, 2017, growth in Asia Pacific excluding Japan was partially offset by declines in the Americas, Europe and Japan.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three months ended January 31, 2017 versus the three months ended January 31, 2016.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
Total gross margin	59.9%	57.2%	3 ppts
Operating margin	21.7%	19.7%	2 ppts

in millions
Research and development	$28	$27	3%
Selling, general and administrative	$46	$46	1%
Other operating expense (income), net	$(1)	$(1)	(20)%
Income from operations	$42	$38	10%
Gross margin for the three months ended January 31, 2017 increased 3 percentage points compared to the same period last year, primarily driven by favorable product mix impact and lower warranty expense.
 Research and development expense for the three months ended January 31, 2017 increased 3 percent compared to the same period last year, primarily driven by continued investments in leading edge technologies. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses for the three months ended January 31, 2017, increased 1 percent compared to the same period last year, primarily due to increased investment in sales resources.
Other operating expense (income) for both the three months ended January 31, 2017 and 2016 was income of $1 million.

Income from Operations
Income from operations for the three months ended January 31, 2017 increased $4 million on a corresponding revenue increase of $1 million when compared to the same period last year.
Operating margin for the three months ended January 31, 2017 improved by 2 percentage points when compared to the same period last year, driven by higher gross margins partially offset by higher investment in research and development and sales.
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
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)
Net revenue	$100	$95	5%
The Services Solutions Group revenue for the three months ended January 31, 2017 increased 5 percent when compared to the same period last year. For the three months ended January 31, 2017, growth was driven by an increase in sales for our calibration services and remarketed solutions. Revenue grew in the Americas, Japan and Europe, while Asia Pacific excluding Japan was flat.
Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for the three months ended January 31, 2017 versus the three months ended January 31, 2016.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
Total gross margin	39.4%	39.6%	— ppt
Operating margin	14.4%	13.9%	— ppt

in millions
Research and development	$—	$2	(80)%
Selling, general and administrative	$25	$23	9%
Other operating expense (income), net	$—	$(1)	(17)%
Income from operations	$14	$13	8%
Gross margin for the three months ended January 31, 2017 was flat when compared to the same period last year as revenue growth was offset by the impact of less favorable mix.
Research and development expense for the three months ended January 31, 2017 decreased 80 percent when compared to the same period last year. The decline is primarily driven by a change in the Services Solutions Group's share of centralized investment in research and development.
Selling, general and administrative expense for the three months ended January 31, 2017 increased 9 percent when compared to the same period last year due to increased investment in sales resources and an increase in people-related costs.
Other operating expense (income) for the three months ended January 31, 2017 and 2016 was income of zero and $1 million, respectively.

Income from Operations
Income from operations for the three months ended January 31, 2017 increased $1 million when compared to the same period last year, on a corresponding revenue increase of $5 million.
Operating margin for the three months ended January 31, 2017 was flat compared to the same period last year.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of January 31, 2017 consisted of cash and cash equivalents of $896 million as compared to $783 million as of October 31, 2016.
As of January 31, 2017, approximately $667 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Cash held outside of the U.S. can be used for non-U.S. growth and expansion. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit.
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
Net cash provided by operating activities was $102 million for the three months ended January 31, 2017 compared to net cash provided of $92 million for the same period in 2016.

•
Net income for the first three months of fiscal 2017 increased $45 million. Changes to non-cash income and expenses included a $36 million increase in deferred tax expense, a $1 million decrease to amortization expense, a $2 million increase in share-based compensation expense, a $2 million decline in gain from sale of land, a $5 million decline in excess and obsolete inventory-related charges, and a $2 million decrease in other miscellaneous non-cash expenses as compared to the same period last year. The change in retirement and post-retirement benefits, net for the three months ended January 31, 2017 includes an adjustment for a non-cash gain of $68 million related to a Japan pension settlement gain.

•
The aggregate of accounts receivable, inventory and accounts payable provided net operating cash of $18 million during the first three months of fiscal 2017, compared to cash provided of $7 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon how effectively we manage the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable and other assets and liabilities used net operating cash of $37 million during the first three months of fiscal 2017, compared to cash used of $18 million in the comparable period last year. The difference is primarily due to increase in income tax and variable compensation payments as compared to the same period last year and other differences due to timing of accruals and collections versus payments between the periods.

•
We contributed $7 million to our non-U.S. defined benefit plans during the first three months of fiscal 2017, compared to $10 million in the same period last year. We expect to contribute approximately $25 million to our non-U.S. defined benefit plans during the remainder of 2017. For the three months ended January 31, 2017 and 2016, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2017.
Net Cash Used in Investing Activities
Net cash used in investing activities was $8 million for the three months ended January 31, 2017 as compared to $24 million for the same period last year. Investments in property, plant and equipment were $16 million for the three months ended January 31, 2017 compared to $34 million in the same period last year. The decrease in capital expenditures is primarily due to the timing of payments. We received $8 million and $10 million of proceeds from the sale of land in the three months ended January 31, 2017 and 2016, respectively. We expect that total capital expenditures for the current year will be approximately $100 million.
Net Cash Used in Financing Activities
Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock, and excess tax benefits from share-based plans. Net cash provided by financing activities for the three months ended January 31, 2017 was $21 million compared to cash provided of $25 million for the same period in 2016, primarily due to proceeds from the issuance of common stock under employee stock plans.
Credit Facility
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders have agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. The company incurred issuance costs of $8 million in connection with the Bridge Facility. These costs are included in other current assets in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility. In connection with entering into the term credit agreement (described below), on February 15, 2017, the unsecured commitments under the Bridge Facility were automatically reduced in an aggregate principal amount of $400 million.
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that provides for a $450 million five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. The Revolving Credit Facility replaced our existing $450 million unsecured credit facility, dated as of September 15, 2014. The company may use amounts borrowed under the facility for general corporate purposes, including to finance, in part, the acquisition of Ixia, the payment of fees and expenses related thereto and the repayment in full of all third-party indebtedness of Ixia and its subsidiaries that becomes due or otherwise defaults upon the consummation of the Ixia acquisition. As of January 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2017.
Long-term debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the three months ended January 31, 2017 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
On February 15, 2017, we entered into a term credit agreement, which provides for a three-year $400 million delayed draw senior unsecured term loan facility. The term loans will be available to us upon the closing of the Ixia acquisition. The term loan is intended to be used to finance, in part, the Ixia acquisition, the payment of fees and expenses related thereto and the repayment in full of all third-party indebtedness of Ixia and its subsidiaries that becomes due or otherwise defaults upon the consummation of the Ixia acquisition. The commitments under the term credit agreement automatically terminate on the first to occur of (a) the consummation of the Ixia acquisition without the borrowing of any loans under the term credit agreement, (b) the termination of the Merger Agreement to acquire Ixia in accordance with its terms or (c) on October 30, 2017.
See Note 17, "Pending Acquisitions", to the condensed consolidated financial statements for further details regarding the pending acquisition.
Other
There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, to our contractual commitments (including non-cancellable operating leases) in the first three months of 2017.
There were no material changes in our liabilities towards uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. We are unable to accurately predict when these will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. There were no material changes during the three months ended January 31, 2017 to this information reported in the company’s 2016 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

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
        Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Agilent. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included elsewhere in this Form 10-Q.
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
Risks Related to the Pending Acquisition of Ixia
The closing and consummation of the merger with Ixia (the “Merger”) is subject to regulatory approvals and the satisfaction of certain conditions, and we cannot precisely predict when or whether the necessary conditions will be satisfied or waived and the requisite regulatory approvals received.
Our and Ixia’s obligation to consummate the Merger is subject to regulatory approvals and other customary conditions, including, without limitation:

•	the approval of the Merger Agreement and the principal terms of the Merger by the affirmative vote of the holders of a majority of total number of shares of Ixia common stock outstanding;

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	receipt of antitrust approvals in certain foreign jurisdictions;

•	the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality standards set forth in the Merger Agreement);

•	and the other party’s compliance with its pre-closing covenants and agreements contained in the Merger Agreement in all material respects;

•	the absence of any law, judgment, order or injunction that prohibits the consummation of the Merger; and

•	in the case of our obligation to consummate the Merger, the absence of a material adverse effect on Ixia.
We and Ixia may fail to secure the requisite regulatory approvals in a timely manner or on terms desired or anticipated, and the Merger may not close in the anticipated time frame, if at all. We have no control over certain conditions in the Merger Agreement, including that the Ixia shareholder approval of the Merger Agreement and the principal terms of the Merger will be obtained, and cannot predict whether such conditions will be satisfied or waived. Regulatory authorities have broad discretion in administering the governing regulation and may impose conditions on their approval of the Merger or require changes to the terms of the transaction. Such conditions or changes may prevent the closing of the Merger or cause the Merger to be delayed, and delays may cause us to incur additional, potentially burdensome transaction costs, adversely affect our ability to integrate our operations with Ixia’s operations or reduce the anticipated benefits of the transaction.
Termination of the Merger Agreement or failure to consummate the Merger could adversely impact us and, under certain conditions, could require us to pay a termination fee of $500 million, which could adversely impact our stock price and our liquidity and financial condition.
The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger has not occurred by October 30, 2017. If the Merger Agreement is terminated by Ixia due to our failure to close when required to do so pursuant to the Merger Agreement, we will be required to pay Ixia a reverse termination fee of $500 million. This could occur, for example, if we are unable to draw on the Bridge Facility. The payment of such fee would have an adverse impact on our liquidity and financial condition. In addition, if the Merger Agreement is terminated, we may suffer other negative consequences. Our business may be negatively impacted by our management having focused its attention on acquiring Ixia instead of pursuing other advantageous business opportunities or plans. Furthermore, we have incurred and will continue to incur substantial expenses and costs related to the Merger, whether or not it is consummated, including legal, accounting and advisory fees. We also could be subject to litigation related to a failure to consummate the transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. Finally, failure to consummate the Merger may result in negative publicity and market reactions, and may have an adverse impact on Keysight’s stock price and future financial results.
We may not realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate our and Ixia’s businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Ixia’s business practices and operations with our existing business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the Merger. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining Ixia’s business with our business;

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	successfully managing relationships with our strategic partners and supplier and customer base; and

•	challenges in maintaining existing, and establishing new, business relationships.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and our results of operations. In addition, even if the operations of our business and Ixia’s business are integrated successfully, we may not realize the full benefits of the Merger, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of the Merger and negatively impact us. As a result, we cannot be certain that the combination of our and Ixia’s businesses will result in the realization of the full benefits anticipated from the Merger.
Our obligation to consummate the Merger is not conditional on obtaining financing.
We do not have the right to terminate the Merger Agreement if we are unable to obtain financing on acceptable terms or at all. We have entered into the term credit agreement to finance, in part, the Ixia acquisition and plan to raise the remainder of the necessary funds through additional transactions. If we are unable to raise the additional funds necessary to finance the Ixia acquisition through other transactions, we will need to draw on the Bridge Facility. The Bridge Facility will expire 364-days from the time it is drawn. If we are unable to enter into financing transactions on terms more attractive than those of the Bridge Facility prior to closing of the Ixia acquisition or if we draw on the Bridge Facility and are unable to refinance it prior to its maturity our business, financial condition and results of operations may be materially and adversely affected.
Uncertainties associated with the Merger may cause a loss of employees and may otherwise materially adversely affect the future business and operations of the combined company.
The combined company’s success after the Merger will depend in part upon the ability of the combined company to retain executive officers and key employees. In some of the fields in which we and Ixia operate, there are only a limited number of people in the job market who possess the requisite skills and it may be increasingly difficult for the combined company to hire personnel over time.
Current and prospective employees of each company may experience uncertainty about their roles with the combined company following the Merger. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. The loss of services of any key personnel or the inability to hire new personnel with the requisite skills could restrict the ability of the combined company to develop new products or enhance existing products in a timely manner, to sell products to customers or to manage the business of the combined company effectively. Also, the business, financial condition and results of operations of the combined company could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by the combined company’s inability to attract and retain skilled employees.
We and Ixia will incur direct and indirect costs as a result of the Merger.
We and Ixia will incur substantial expenses in connection with and as a result of completing the Merger and, over a period of time following the completion of the Merger, we further expect to incur substantial expenses in connection with coordinating our businesses, operations, policies and procedures and Ixia’s. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on customers and suppliers may have an adverse effect on us and/or Ixia and consequently on the combined company. These uncertainties could cause customers, suppliers and others that deal with us and/or Ixia to defer entering into contracts with us or Ixia or making other decisions concerning us or Ixia or seek to change existing business relationships with us or Ixia. In addition, the Merger Agreement restricts us from making certain acquisitions that would reasonably be expected to materially delay or materially and adversely affect our ability to satisfy the antitrust approval conditions. Such restriction may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
A lawsuit has been filed against Ixia and us challenging the Merger, and an adverse ruling in the lawsuit may prevent or delay the Merger.
On or about February 23, 2017, a putative class action lawsuit was filed in the United States District Court for the Central District of California on behalf of Ixia’s shareholders seeking, among other things, to temporarily and permanently enjoin the Merger and, if the Merger is consummated, to rescind the Merger. The lawsuit is captioned Witmer v. Ixia, et al., 17-cv-1483 (C.D. Cal.) and names Ixia, certain Ixia officers and directors, us, and the Merger Sub as defendants. If this action, or similar actions that may be brought, are successful, the Merger could be prevented, delayed, or rescinded, and Keysight could be liable for monetary damages, fees, and costs. Additionally, we may incur significant expense defending or settling any such actions.
One condition to closing the Merger is the absence of any law, order, judgment or other similar legal restraint by a court or other governmental entity that prevents, declares unlawful, or enjoins or prohibits the consummation of the Merger. If plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2017.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2016 through November 30, 2016	—	N/A	—	$138,515,618
December 1, 2016 through December 31, 2016	—	N/A	—	$138,515,618
January 1, 2017 through January 31, 2017	—	N/A	—	$138,515,618
Total	—	N/A	—

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

Dated:	February 28, 2017	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	February 28, 2017	By:	/s/ John C. Skinner
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