Form 10-Q
period 2017-04-30
Keysight Technologies, Inc.
filed 2017-06-07
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017
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

Registrant’s telephone number, including area code: (800) 829-4444
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the exchange act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at June 5, 2017 was 185,367,946.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net revenue:
Products	$634	$613	$1,240	$1,219
Services and other	119	118	239	233
Total net revenue	753	731	1,479	1,452
Costs and expenses:
Cost of products	273	263	527	530
Cost of services and other	67	62	135	124
Total costs	340	325	662	654
Research and development	119	108	227	216
Selling, general and administrative	256	207	469	407
Other operating expense (income), net	(4)	(4)	(83)	(18)
Total costs and expenses	711	636	1,275	1,259
Income from operations	42	95	204	193
Interest income	2	—	3	1
Interest expense	(24)	(12)	(36)	(24)
Other income (expense), net	2	4	3	1
Income before taxes	22	87	174	171
Provision (benefit) for income taxes	(27)	(1)	16	19
Net income	$49	$88	$158	$152

Net income per share:
Basic	$0.28	$0.52	$0.91	$0.89
Diluted	$0.27	$0.51	$0.90	$0.88

Weighted average shares used in computing net income per share:
Basic	177	170	174	171
Diluted	179	172	176	172

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net income	$49	$88	$158	$152
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of $1, zero, zero and $1	—	(1)	4	(7)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero, $1, $(1) and zero	(1)	(2)	1	(1)
Amounts reclassified into earnings related to derivative instruments, net of tax expense of $1, $1, $1 and $2	—	2	1	5
Foreign currency translation, net of tax benefit (expense) of zero	9	56	(15)	31
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $5, $4, $18 and $10	12	10	40	22
Change in net prior service credit, net of tax benefit of $2, $2, $4 and $5	(4)	(5)	(8)	(8)
Other comprehensive income (loss)	16	60	23	42
Total comprehensive income	$65	$148	$181	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	April 30, 2017	October 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$983	$783
Short-term investments	40	—
Accounts receivable, net	518	437
Inventory	585	474
Other current assets	188	160
Total current assets	2,314	1,854
Property, plant and equipment, net	545	512
Goodwill	1,702	736
Other intangible assets, net	918	208
Long-term investments	60	55
Long-term deferred tax assets	345	392
Other assets	130	39
Total assets	$6,014	$3,796
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$170	$—
Accounts payable	180	189
Employee compensation and benefits	212	183
Deferred revenue	235	180
Income and other taxes payable	22	41
Other accrued liabilities	57	51
Total current liabilities	876	644
Long-term debt	2,156	1,093
Retirement and post-retirement benefits	374	405
Long-term deferred revenue	91	72
Other long-term liabilities	345	69
Total liabilities	3,842	2,283
Commitments and contingencies (Note 15)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 187 million shares at April 30, 2017 and 172 million shares at October 31, 2016 issued	2	2
Treasury stock at cost; 2.3 million shares at April 30, 2017 and at October 31, 2016	(62)	(62)
Additional paid-in-capital	1,730	1,242
Retained earnings	1,097	949
Accumulated other comprehensive loss	(595)	(618)
Total stockholders' equity	2,172	1,513
Total liabilities and equity	$6,014	$3,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net income	$158	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	67
Share-based compensation	31	29
Excess tax benefit from share-based plans	(2)	—
Debt issuance expense	9	—
Deferred taxes	(13)	3
Excess and obsolete inventory related charges	6	11
Gain on sale of land	(8)	(10)
Asset impairment	7	—
Other non-cash expenses, net	1	2
Changes in assets and liabilities:
Accounts receivable	10	(3)
Inventory	(10)	(11)
Accounts payable	(17)	(27)
Employee compensation and benefits	—	11
Retirement and post-retirement benefits, net	(74)	(25)
Income tax payable	(7)	2
Other assets and liabilities	(13)	8
Net cash provided by operating activities	151	209

Cash flows from investing activities:
Investments in property, plant and equipment	(33)	(62)
Proceeds from sale of land	8	10
Change in restricted cash and cash equivalents, net	1	—
Proceeds from sale of investments	4	—
Acquisition of businesses and intangible assets, net of cash acquired	(1,622)	(10)
Net cash used in investing activities	(1,642)	(62)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	21	24
Proceeds from issuance of common stock under public offering	444	—
Excess tax benefit from share-based plans	2	—
Proceeds from short-term borrowings	170	—
Proceeds from issuance of long-term debt	1,069	—
Payment of debt issuance costs	(16)	—
Treasury stock repurchases	—	(40)
Net cash provided by (used in) financing activities	1,690	(16)

Effect of exchange rate movements	1	6

Net increase in cash and cash equivalents	200	137
Cash and cash equivalents at beginning of period	783	483
Cash and cash equivalents at end of period	$983	$620

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
On April 18, 2017, the company completed the acquisition of Ixia. Ixia provides testing, visibility, and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers, and network equipment manufacturers. This acquisition extends our position in communications and enables us to create unique combinations of end-to-end solutions that address fast-growing segments of the communications design and test ecosystem.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of April 30, 2017 and October 31, 2016, condensed consolidated statement of comprehensive income for the three and six months ended April 30, 2017 and 2016, condensed consolidated statement of operations for the three and six months ended April 30, 2017 and 2016, and condensed consolidated statement of cash flows for the six months ended April 30, 2017 and 2016.
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
Acquisition of Ixia. On April 18, 2017 we acquired all of the outstanding common stock of Ixia for $1,622 million, net of $72 million of cash acquired. See Note 3 for further discussion of the company's acquisition of Ixia.
Land Sale. On April 30, 2014 we entered into a binding contract to sell land in the United Kingdom ("U.K.") that resulted in the transfer of three separate land tracts in May 2014, November 2015 and November 2016 for £21 million. In the six months ended April 30, 2017 and 2016, we recognized gains of $8 million and $10 million, respectively, on the sale of the land tracts in other operating expense (income).
Restricted Cash. As of April 30, 2017, restricted cash of approximately $2 million consisted of deposits held as collateral against bank guarantees and is classified within other assets in the condensed consolidated balance sheet. As of October 31, 2016, restricted cash of $2 million consisted of approximately $1 million of deposits held as collateral against bank guarantees and approximately $1 million of deposits primarily held as collateral against foreign currency hedging contracts and is classified within other assets and other current assets, respectively, in the condensed consolidated balance sheet.
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
2. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance which will replace numerous requirements in GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. During 2016, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations.
The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard on November 1, 2018 and are evaluating the transition methods available. We do not expect the impact of the new standard on the amount and timing of revenue recognition to be material to our consolidated statement of operations; however, we have not performed an assessment to determine the revenue recognition impact of our recent acquisition of Ixia. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue, as under the new standard we expect to recognize software license revenue at the time of billing rather than over the contractual term. The new standard will also require the deferral of commissions that were previously expensed as incurred and may qualify for capitalization under the new standard and changes to the timing of recognition of revenue and costs related to certain warranty arrangements.
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of deferred issuance costs by requiring that they be presented as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance retrospectively during the first quarter of 2017. As a result, $7 million of unamortized debt issuance costs have been reclassified from other assets to long-term debt in the consolidated balance sheet as of October 31, 2016 (see Note 16).
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

In March 2017, the FASB issued guidance that requires the service cost component of net periodic pension cost and net periodic post-retirement benefit cost to be included in operating expenses (together with other employee compensation costs) and the other components of the cost to be included in non-operating expenses. The standard is effective for annual and interim periods beginning after December 31, 2017. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
Other amendments to GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
3. ACQUISITION OF IXIA
On April 18, 2017, pursuant to the terms of an Agreement and Plan of Merger dated January 30, 2017, between Keysight and Ixia (the "Merger Agreement"), we acquired all of the outstanding common stock of Ixia for $1,622 million, net of $72 million of cash acquired, pursuant to an exchange offer for $19.65 per share (the "Merger Consideration"). Pursuant to the Merger Agreement, any outstanding and unexercised Ixia stock options with an exercise price below the Merger Consideration and any outstanding Ixia restricted stock awards were cancelled and converted into the right to receive a cash payment equal to the merger consideration of $19.65 per share (minus the exercise price for the Ixia stock options). The vested portion of the awards associated with prior service of Ixia employees represented approximately $47 million of the total consideration. We funded the acquisition with a combination of cash and proceeds from debt and equity financings. As a result of the acquisition, Ixia has become a wholly-owned subsidiary of Keysight. Accordingly, the results of Ixia are included in Keysight's consolidated financial statements from the date of the acquisition and are reported in the Ixia Solutions Group operating segment. For the period from April 18, 2017 to April 30, 2017, Ixia's net revenue and net profit was $8 million and $1 million, respectively.
The Ixia acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Keysight at their estimated fair values. Keysight determined the estimated fair values with the assistance of appraisals or valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. We expect to leverage and expand the existing sales channels and product development resources, and utilize the assembled workforce. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Ixia's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
All goodwill was assigned to the Ixia Solutions Group. We do not expect the goodwill recognized or impairment charges in the future to be deductible for income tax purposes.
A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $186 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table below.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of April 18, 2017 (in millions):

Cash and cash equivalents	$72
Short-term investments	44
Accounts receivable	91
Inventory	108
Other current assets	33
Property, plant and equipment	52
Goodwill	977
Other intangible assets	746
Long-term deferred tax assets	1
Other assets	4
Total assets acquired	2,128
Accounts payable	(10)
Employee compensation and benefits	(32)
Deferred revenue	(35)
Income and other taxes payable	(1)
Other accrued liabilities	(32)
Other long-term liabilities	(324)
Net assets acquired	$1,694
The fair value of cash and cash equivalents, accounts receivable, short-term investments, other current assets, accounts payable, employee compensation and benefits, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment, intangible assets, and deferred revenue were determined with the input from third-party valuation specialists. The fair values of certain other assets and certain other liabilities were determined internally using historical carrying values and estimates made by management. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the Ixia acquisition were as follows (in millions):

	Estimated Fair Value	Estimated useful life
Developed product technology	$421	4 years
Customer relationships	236	7 years
Tradenames and trademarks	12	3 years
Backlog	10	90 days
Total intangible assets subject to amortization	679
In-process research and development	67
Total intangible assets	$746
As noted above, the intangible assets were valued with input from valuation specialists using the income approach, which includes the discounted cash flow, cost-savings, and relief from royalty methods. The in-process research and development was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. A discount rate of 14% was used to value the research and development projects, adjusted to reflect additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all Ixia in-process research and development were estimated at approximately $12 million as of the close date.
Acquisition and integration costs directly related to the Ixia acquisition totaled $24 million and $26 million for the three and six months ended April 30, 2017, respectively. For the three months ended April 30, 2017, acquisition and integration costs of $15 million and $9 million were recorded in selling, general and administrative expenses and other income (expense), respectively. For the six months ended April 30, 2017, acquisition and integration costs of $17 million and $9 million were recorded in selling, general and administrative expenses and other income (expense), respectively. Such costs are expensed in accordance with the authoritative accounting guidance. For the three and six months ended April 30, 2017, we incurred $28 million of acquisition-related compensation expense to redeem certain of Ixia's outstanding unvested stock awards as of the date of the Merger Agreement that were determined to relate to post-merger service periods.
The following represents pro forma operating results as if Ixia had been included in the company's consolidated statements of operations as of the beginning of fiscal 2016 (in millions, except per share amounts):

	Six Months Ended
	April 30,
	2017	2016
Net revenue	$1,698	$1,697
Net income	$90	$95
Net income per share - Basic	$0.49	$0.52
Net income per share - Diluted	$0.48	$0.51
The unaudited pro forma financial information for the three and six months ended April 30, 2016 combines the historical results of Keysight and Ixia for the three and six months ended April 30, 2016, assuming that the companies were combined as of November 1, 2015 and include business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets, property plant and equipment, interest expense on the financing transactions used to fund the acquisition and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016.
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
The impact of share-based compensation on our results was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Cost of products and services	$3	$4	$6	$7
Research and development	2	2	6	5
Selling, general and administrative	8	7	19	17
Total share-based compensation expense	$13	$13	$31	$29
 At April 30, 2017 and 2016, there was no share-based compensation capitalized within inventory. For the three and six months ended April 30, 2017, the income tax benefit realized from the exercised stock options and similar awards recognized was zero and $2 million, respectively. For the three and six months ended April 30, 2016, the income tax deficiency realized from the exercised stock options and similar awards was $1 million and zero million, respectively.
The following assumptions were used to estimate the fair value of LTP Program grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
LTP Program:
Volatility of Keysight shares	26%	25%	27%	25%
Volatility of selected index (2017)/peer-company shares (2016)	15%	14%-54%	15%	14%-54%
Price-wise correlation with selected peers	57%	38%	57%	38%
 Shares granted under the LTP Program were valued using a Monte Carlo simulation model. In the first quarter of fiscal 2017, the company began awarding an additional type of performance award based on operating margin performance. These awards were valued based on the market price of Keysight’s common stock on the date of grant. The fair value of employee stock option awards granted before October 31, 2015 was estimated using the Black-Scholes option pricing model. We did not grant any option awards for the three and six months ended April 30, 2017 and 2016. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant.
5.     INCOME TAXES
The company’s effective tax rate was a benefit of 126.1 percent and an expense of 9.0 percent for the three and six months ended April 30, 2017, respectively. Income tax benefit was $27 million and income tax expense was $16 million for the three and six months ended April 30, 2017, respectively. The income tax provision for the three and six months ended April 30, 2017 included a net discrete expense of $8 million and $31 million, respectively. The decrease in the total income tax expense for the three months ended April 30, 2017 is primarily related to additional expenses incurred by Ixia as a result of purchase accounting valuations. The increase in discrete expense for the three months ended April 30, 2017, is primarily related to an increase in the valuation allowance on certain state deferred tax assets and the increase in discrete expense for the six months ended April 30, 2017 is primarily related to $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2017 by $36 million and $47 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.21 and $0.28 for the three and six months ended April 30, 2017, respectively. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2016 by $9 million and $17 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.05 and $0.10 for the three and six months ended April 30, 2016, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.
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
6. NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Numerator:
Net income	$49	$88	$158	$152
Denominator:
Basic weighted-average shares	177	170	174	171
Potential common shares— stock options and other employee stock plans	2	2	2	1
Diluted weighted-average shares	179	172	176	172

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method. We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three and six months ended April 30, 2017, we excluded zero options, from the calculation of diluted earnings per share. For the three and six months ended April 30,

2016, 1.7 million options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we excluded stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price, unamortized fair value and excess tax benefits collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the three and six months ended April 30, 2017, we excluded approximately 10,000 and 42,000 shares, respectively. For the three and six months ended April 30, 2016, we excluded 30,000 and 23,100 shares, respectively.
The weighted-average share count for the three and six months ended April 30, 2017 includes the impact of the public offering of our common stock in March 2017 (See Note 17).
7. SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $34 million and $8 million for the six months ended April 30, 2017 and 2016, respectively. Cash paid for interest was $22 million each for the six months ended April 30, 2017 and 2016, respectively. The following table summarizes our non-cash investing activities that are not reflected in the condensed consolidated statement of cash flows:

	Six Months Ended
	April 30,
	2017	2016
	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payables	$(5)	$(13)
Capital expenditures in other long-term liabilities	2	—
	$(3)	$(13)
8. INVENTORY

	April 30, 2017	October 31, 2016
	(in millions)
Finished goods	$293	$218
Purchased parts and fabricated assemblies	292	256
Total inventory	$585	$474
The increase was primarily driven by acquisition of Ixia (See Note 3).

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill balances and the movements for each of our reportable segments as of and for the six months ended April 30, 2017:

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2016	$456	$216	$—	$64	$736
Foreign currency translation impact	(11)	—	—	—	(11)
Goodwill arising from acquisitions	—	—	977	—	977
Goodwill as of April 30, 2017	$445	$216	$977	$64	$1,702

The components of other intangible assets as of April 30, 2017 and October 31, 2016 are shown in the table below:

	Other Intangible Assets as of April 30, 2017			Other Intangible Assets as of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$735	$180	$555	$309	$159	$150
Backlog	14	6	8	4	4	—
Trademark/Tradename	32	5	27	20	4	16
Customer relationships	301	40	261	65	35	30
Total amortizable intangible assets	1,082	231	851	398	202	196
In-Process R&D	67	—	67	12	—	12
Total	$1,149	$231	$918	$410	$202	$208

During the six months ended April 30, 2017, we recognized additions to goodwill and other intangible assets of $977 million and $746 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Ixia. During the six months ended April 30, 2017, there was no foreign exchange translation impact to other intangible assets.
During the first quarter of 2017, we transferred $5 million from in-process R&D to developed technology as a project was successfully completed. During the second quarter of 2017, we recorded an impairment charge of $7 million related to the cancellation of an in-process R&D project.
Amortization of other intangible assets was $18 million and $29 million for the three and six months ended April 30, 2017, respectively. Amortization of other intangible assets was $10 million and $22 million for the three and six months ended April 30, 2016, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $100 million for the remainder of 2017, $181 million for 2018, $181 million for 2019, $179 million for 2020, $113 million for 2021 and $97 million thereafter.
10. FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017 and October 31, 2016 were as follows:

	Fair Value Measurements at April 30, 2017				Fair Value Measurements at October 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$549	$549	$—	$—	$471	$471	$—	$—
U.S. Treasury, government and agency debt securities	1	—	1	—	—	—	—	—
Corporate debt securities	2	—	2	—	—	—	—	—
Available-for-sale investments
U.S. Treasury, government and agency debt securities	26	—	26	—	—	—	—	—
Corporate debt securities	14	—	14	—	—	—	—	—
Derivative instruments (foreign exchange contracts)	5	—	5	—	4	—	4	—
Long-term
Trading securities	12	12	—	—	11	11	—	—
Available-for-sale investments	32	32	—	—	29	29	—	—
Total assets measured at fair value	$641	$593	$48	$—	$515	$511	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—	$8	$—	$8	$—
Long-term
Deferred compensation liability	12	—	12	—	11	—	11	—
Total liabilities measured at fair value	$14	$—	$14	$—	$19	$—	$19	$—

Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy. Our treasury securities, corporate debt securities and deferred compensation liability are classified as Level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
Trading securities (which are earmarked to pay the deferred compensation liability) and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Treasury securities and corporate debt securities designated as cash equivalents or available-for-sale investments and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). Realized gains and losses from the sale of these instruments are recorded in earnings.

11.	DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. Ineffectiveness in the three and six months ended April 30, 2017 and 2016 was not significant.

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2017 was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2017.
There were 137 foreign exchange forward contracts open as of April 30, 2017 that were designated as cash flow hedges. There were 63 foreign exchange forward contracts as of April 30, 2017 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2017 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$46
British Pound	—	(1)
Singapore Dollar	9	1
Malaysian Ringgit	71	(7)
Japanese Yen	(78)	(40)
Other currencies	(15)	4
Total	$(13)	$3

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2017 and October 31, 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2017	October 31, 2016	Balance Sheet Location	April 30, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$2	Other accrued liabilities	$2	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	2	Other accrued liabilities	—	4
Total derivatives	$5	$4		$2	$8

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(1)	$(3)	$2	$(1)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$(3)	$(2)	$(7)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$—	$—	$2	$(2)
The estimated amount of existing net gain at April 30, 2017 expected to be reclassified from accumulated other comprehensive income to cost of sales within the next twelve months is $1 million.

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2017 and 2016, our net pension and post-retirement benefit cost (benefit) were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended April 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$6	$5	$4	$4	$—	$—
Interest cost on benefit obligation	5	6	5	8	2	2
Expected return on plan assets	(9)	(9)	(18)	(18)	(3)	(4)
Amortization:
Net actuarial losses	3	2	8	7	6	5
Prior service credit	(1)	(2)	(1)	—	(4)	(4)
Total periodic benefit cost (benefit)	$4	$2	$(2)	$1	$1	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended April 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$11	$10	$8	$8	$—	$—
Interest cost on benefit obligation	10	12	11	16	4	4
Expected return on plan assets	(17)	(18)	(37)	(37)	(6)	(7)
Amortization:
Net actuarial losses	7	4	17	14	11	10
Prior service credit	(3)	(4)	(1)	—	(8)	(8)
Settlement gain	—	—	(68)	—	—	—
Total periodic benefit cost (benefit)	$8	$4	$(70)	$1	$1	$(1)

We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three and six months ended April 30, 2017 and 2016. We contributed $8 million and $15 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2017, respectively, and contributed $9 million and $19 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2016, respectively.
During the remainder of 2017, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $17 million to our Non-U.S. Defined Benefit Plans.

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
13.   INVESTMENTS
Net book value of investments is as follows:

	April 30, 2017	October 31, 2016
	(in millions)
Short-Term
Available-for-sale investments	$40	$—
Total	$40	$—

Long-Term
Cost method investments	$16	$15
Trading securities	12	11
Available-for-sale investments	32	29
Total	$60	$55
Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale consists of U.S. Treasury, government, agency debt, corporate debt and equity securities and are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss).
Investments in available-for-sale securities at fair value were as follows:

	April 30, 2017				October 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Short-Term
U.S. Treasury, government and agency debt securities	$26	$—	$—	$26	$—	$—	$—	$—
Corporate debt securities	14	—	—	14	—	—	—	—
Total short-term	$40	$—	$—	$40	$—	$—	$—	$—

Long-Term
Equity securities	$15	$17	$—	$32	$15	$14	$—	$29
Total long-term	$15	$17	$—	$32	$15	$14	$—	$29
The company intends to sell the short-term available-for-sale investments within the next 12 months.
The amortized cost and fair value of our short-term available-for-sale investments at April 30, 2017, by contractual years-to-maturity, are as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$20	$20
Due after 1 year through 5 years	19	19
Due after 5 years	1	1
	$40	$40

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There was no impairment recognized in the three and six months ended April 30, 2017. There was no impairment recognized in the three months ended April 30, 2016. For the six months ended April 30, 2016, cost method investments with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which is included in other income (expense).
As of April 30, 2017, unrealized losses on our short-term investments in available-for-sale securities were insignificant. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. There is no other-than-temporary impairment for these investments at April 30, 2017.
Realized gains or losses on the sale of available-for-sale or cost method securities were zero for the three and six months ended April 30, 2017 and 2016. Net unrealized gains on our trading securities portfolio were zero and $1 million for the three and six months ended April 30, 2017, respectively. Net unrealized gains on our trading securities portfolio were $1 million and zero for the three and six months ended April 30, 2016, respectively.
14. RESTRUCTURING
We initiated a targeted workforce reduction program in November 2016 that is expected to reduce Keysight's total headcount by between 60 to 200 employees. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program was designed to support our site consolidation strategy, align with our new industry segment structure and improve efficiency. As of April 30, 2017, approximately 50 employees exited under the workforce reduction program.
A summary of balances and restructuring activity is shown in the table below:

Workforce reduction
(in millions)
Balance as of October 31, 2016	$—
Income statement expense	2
Cash payments	—
Balance as of January 31, 2017	$2
Income statement expense	1
Cash payments	(2)
Balance as of April 30, 2017	$1

The restructuring accrual of $1 million at April 30, 2017 relating to workforce reduction is recorded in other accrued liabilities in the condensed consolidated balance sheet.
A summary of the charges in the consolidated statement of operations resulting from all restructuring plans is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Cost of products and services	$—	$—	$1	$—
Research and development	1	—	1	—
Selling, general and administrative	—	—	1	—
Total restructuring and other related costs	$1	$—	$3	$—

15. WARRANTY, COMMITMENTS AND CONTINGENCIES
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2017	2016
	(in millions)
Beginning balance	$44	$53
Accruals for warranties including change in estimate	15	14
Settlements made during the period	(15)	(16)
Ending balance	$44	$51

Accruals for warranties due within one year	$23	$33
Accruals for warranties due after one year	21	18
Ending balance	$44	$51

Commitments
Operating Lease Commitments.  We lease certain real and personal property from unrelated third parties under non-cancellable operating leases. Future minimum lease payments under operating leases as of April 30, 2017 were $24 million for the remainder of 2017, $45 million in 2018, $36 million in 2019, $24 million in 2020, $17 million in 2021 and $37 million thereafter. Future minimum sublease income under leases as of April 30, 2017 was $1 million for the remainder of 2017, $1 million in 2018, $1 million in 2019, $1 million in 2020, $1 million in 2021 and $1 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $11 million and $23 million for the three and six months ended April 30, 2017, respectively, and was $12 million and $23 million for the three and six months ended April 30, 2016, respectively.
Capital Lease Commitments. We had capital lease obligations of $4 million and $1 million as of April 30, 2017 and October 31, 2016, respectively. Future minimum lease payments under capital leases as of April 30, 2017 were zero for the remainder of 2017, zero in 2018, $1 million in 2019, zero in 2020, $1 million in 2021 and $2 million thereafter. Assets held under capital leases are included in net property, plant, and equipment on the consolidated balance sheet.
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
16. DEBT
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2017, we had $140 million of borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2017.
Bridge Facility
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. Under the terms of commitment letter, the Bridge Facility was automatically terminated upon the Ixia acquisition on April 18, 2017. For the three months ended April 30, 2017, we incurred costs in connection with the Bridge Facility of $9 million that were amortized to interest expense.
Long-Term Debt
The following table summarizes the components of our long-term debt:

	April 30, 2017	October 31, 2016
	(in millions)
3.30% Senior Notes due 2019 ($500 face amount less unamortized costs of $2 and $3)	$498	$497
4.55% Senior Notes due 2024 ($600 face amount less unamortized costs of $4 and $4)	596	596
4.60% Senior Notes due 2027 ($700 face amount less unamortized costs of $7 and zero)	693	—
Term loan ($400 face amount less unamortized costs of $1 and zero)	399	—
	2,186	1,093
Less: Long-term debt currently due	30	—
Total	$2,156	$1,093
2027 Senior Notes
In April 2017, the company issued an aggregate principal amount of $700 million in senior notes ("2027 Senior Notes"). The 2027 Senior Notes were issued at 99.873 percent of their principal amount. The notes will mature on April 6, 2027 and bear interest at a fixed rate of 4.60 percent per annum. The interest is payable semi-annually on April 6 and October 6 of each year, commencing on October 6, 2017. We incurred issuance costs of $6 million in connection with the 2027 Senior Notes that, along with the debt discount of $1 million, are being amortized to interest expense over the term of the senior notes. The 2027 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.
There were no changes to the principal, maturity, interest rates and interest payment terms of the senior notes due in 2019 and 2024 during the six months ended April 30, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. As of April 30, 2017, we had borrowings outstanding under the term loan of $400 million, of which $30 million is due in the next twelve months. In connection with the term loan, we incurred issuance costs of $1 million that are being amortized to interest expense over the term of loan.
As of April 30, 2017 and October 31, 2016, we had $20 million and $18 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $67 million and $30 million as of April 30, 2017 and October 31, 2016, respectively.
17. STOCKHOLDERS' EQUITY
Issuance of Common Stock
In March 2017, we completed a public offering of our common stock and issued 13,142,856 shares for total cash proceeds of $444 million, net of underwriting discounts and offering costs.
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

For the three and six months ended April 30, 2017, we did not repurchase any shares of common stock under the stock repurchase program.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2017 and 2016 were as follows:

	Unrealized gain on equity securities	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of January 31, 2017	$14	$(53)	$(618)	$46	$—	$(611)
Other comprehensive income (loss) before reclassifications	(1)	9	—	—	(1)	7
Amounts reclassified out of accumulated other comprehensive loss	—	—	17	(6)	1	12
Tax (expense) benefit	1	—	(5)	2	(1)	(3)
Other comprehensive income (loss)	—	9	12	(4)	(1)	16
As of April 30, 2017	$14	$(44)	$(606)	$42	$(1)	$(595)

As of October 31, 2016	$10	$(29)	$(646)	$50	$(3)	$(618)
Other comprehensive income (loss) before reclassifications	4	(15)	24	—	2	15
Amounts reclassified out of accumulated other comprehensive loss	—	—	34	(12)	2	24
Tax (expense) benefit	—	—	(18)	4	(2)	(16)
Other comprehensive income (loss)	4	(15)	40	(8)	2	23
As of April 30, 2017	$14	$(44)	$(606)	$42	$(1)	$(595)

As of January 31, 2016	$15	$(73)	$(499)	$62	$(2)	$(497)
Other comprehensive income (loss) before reclassifications	(1)	56	—	—	(3)	52
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(7)	3	10
Tax (expense) benefit	—	—	(4)	2	—	(2)
Other comprehensive income (loss)	$(1)	$56	$10	$(5)	$—	$60
As of April 30, 2016	$14	$(17)	$(489)	$57	$(2)	$(437)

As of October 31, 2015	$21	$(48)	$(511)	$65	$(6)	$(479)
Other comprehensive income (loss) before reclassifications	(8)	31	4	—	(1)	26
Amounts reclassified out of accumulated other comprehensive loss	—	—	28	(13)	7	22
Tax (expense) benefit	1	—	(10)	5	(2)	(6)
Other comprehensive income (loss)	(7)	31	22	(8)	4	42
As of April 30, 2016	$14	$(17)	$(489)	$57	$(2)	$(437)

Reclassifications out of accumulated other comprehensive loss for the three months ended April 30, 2017 and 2016 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Unrealized gain (loss) on derivatives	$(1)	$(3)	$(2)	$(7)	Cost of sales
	1	1	1	2	Provision for income taxes
	—	(2)	(1)	(5)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(17)	(14)	(34)	(28)
Prior service credits	6	7	12	13
	(11)	(7)	(22)	(15)	Total before income tax
	3	2	6	5	Provision for income taxes
	(8)	(5)	(16)	(10)	Net of income tax

Total reclassifications for the period	$(8)	$(7)	$(17)	$(15)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12, "Retirement Plans and Post-Retirement Pension Plans").
18. SEGMENT INFORMATION
We provide electronic design and test instruments and systems and related software, software design tools, and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. Additionally, we provide test, security and visibility solutions that validate, secure and optimize networks and applications from engineering concept to live deployment. We also offer customization, consulting and optimization services throughout the customer's product life cycle.
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve which resulted in three reportable operating segments, Communications Solutions Group (“CSG”), Electronic Industrial Solutions Group (“EISG”), and Services Solutions Group (“SSG”). CSG and EISG are from our previous Measurement Solutions segment, while SSG was formerly reported as the company's Customer Support and Services segment. On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable segment, the Ixia Solutions Group (“ISG”). The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period amounts were revised to conform to the current presentation.
Our operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Segment operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to each segment and to assess performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
Descriptions of our four reportable segments are as follows:
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
The Ixia Solutions Group helps customers validate the performance and security resilience of their networks and associated applications. The test, visibility and security products help organizations and their customers strengthen their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on the group's solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. The group’s product solutions consist of high-performance hardware platforms, software applications, and services, including warranty and maintenance offerings.
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
A significant portion of the segments' expenses, other than the Ixia Solutions Group expenses, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Ixia Solutions Group will not be allocated these charges until integrated.
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

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Three Months Ended April 30, 2017:
Total segment revenue	$424	$220	$12	$102	$758
Acquisition-related fair value adjustments	(1)	—	(4)	—	(5)
Total net revenue	$423	$220	$8	$102	$753
Segment income (loss) from operations	$75	$57	$(2)	$17	$147
Three Months Ended April 30, 2016:
Total segment revenue	$446	$193	$—	$96	$735
Acquisition-related fair value adjustments	(4)	—	—	—	(4)
Total net revenue	$442	$193	$—	$96	$731
Segment income (loss) from operations	$84	$40	$—	$11	$135

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Six Months Ended April 30, 2017:
Total segment revenue	$858	$412	$12	$202	$1,484
Acquisition-related fair value adjustments	(1)	—	(4)	—	(5)
Total net revenue	$857	$412	$8	$202	$1,479
Segment income (loss) from operations	$147	$99	$(2)	$31	$275
Six Months Ended April 30, 2016:
Total segment revenue	$886	$384	$—	$191	$1,461
Acquisition-related fair value adjustments	(9)	—	—	—	(9)
Total net revenue	$877	$384	$—	$191	$1,452
Segment income (loss) from operations	$162	$78	$—	$24	$264

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Total reportable segments' income from operations	$147	$135	$275	$264
Share-based compensation expense	(13)	(13)	(31)	(29)
Restructuring and related costs	(1)	—	(3)	—
Amortization of intangibles	(18)	(11)	(28)	(22)
Acquisition and integration costs	(21)	(5)	(27)	(7)
Acquisition-related compensation expense	(28)	—	(28)	—
Separation and related costs	(8)	(5)	(14)	(10)
Acquisition-related fair value adjustments	(8)	(4)	(8)	(9)
Japan pension settlement gain	—	—	68	—
Other	(8)	(2)	—	6
Income from operations, as reported	42	95	204	193
Interest income	2	—	3	1
Interest expense	(24)	(12)	(36)	(24)
Other income (expense), net	2	4	3	1
Income before taxes, as reported	$22	$87	$174	$171

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Assets:
As of April 30, 2017	$1,674	$764	$1,953	$270	$4,661
As of October 31, 2016	$1,805	$773	$—	$273	$2,851

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
 The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of economic instability, and our and the combined group’s estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company") incorporated in Delaware on December 6, 2013 and became an independent publicly-traded company following the separation from Agilent Technologies, Inc. ("Agilent") on November 1, 2014. We are a measurement company providing electronic test and design solutions to communications and electronics industries. Following the acquisition of Ixia, we also provide testing, visibility, and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers, and network equipment manufacturers.
In fiscal 2015, we initiated a phased program associated with our separation from Agilent to resize and optimize our infrastructure from the one that had been established to serve a diversified technology company. The focus of the first phase of the program was on the IT infrastructure to support finance, sales and human resources. The second phase of the program, which was initiated in the third quarter of fiscal 2016, primarily addresses the optimization of the IT infrastructure to support the services business. We recognized costs related to this program of $8 million and $14 million for the three and six months ended April 30, 2017, respectively, and $5 million and $10 million for the three and nine months ended April 30, 2016, respectively. We expect to recognize additional costs estimated to range from $11 million to $21 million through fiscal 2018.
Overview and Executive Summary
We provide electronic design and test instruments and systems and related software, software design tools, and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment. Related services include start-up assistance, instrument productivity and application services and instrument calibration and repair. Additionally, we provide test, security and visibility solutions that validate, secure and optimize networks and applications from engineering concept to live deployment. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.
We invest in product development to address the changing needs of the market and facilitate growth. We are investing in research and development to design measurement solutions that will satisfy the changing needs of our customers. These opportunities are being driven by evolving technology standards and the need for faster data rates and new form factors.
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve which resulted in three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable segment, the Ixia Solutions Group (“ISG”). The group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
Three and six months ended April 30, 2017 and 2016
Total orders for the three and six months ended April 30, 2017 were $805 million and $1,500 million, respectively, an increase of 6 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements had a negligible impact on on each of the year‑over‑year comparisons. Orders associated with the Ixia acquisition accounted for 2 percentage points and 1 percentage points of order growth for the three and six months ended April 30, 2017, respectively, when compared to the same periods last year.
Net revenue of $753 million and $1,479 million for the three and six months ended April 30, 2017 increased 3 percent and 2 percent, respectively, when compared to the same periods last year and increased 3 percent and 2 percent, respectively, excluding the impact of currency fluctuations. For both the three and six months ended April 30, 2017, the Ixia acquisition added approximately 1 percentage point of revenue growth. Strength in revenue from the Electronic Industrial Solutions Group and the Services Solutions Group was partially offset by a decline in the Communications Solutions Group.
Net income for the three and six months ended April 30, 2017 was $49 million and $158 million, respectively, compared to $88 million and $152 million, respectively, for the corresponding periods last year.
Looking forward, we believe the long-term growth rate of our markets is 4 to 5 percent, although near-term macroeconomic indicators remain mixed. Our focus is on delivering value through innovative solutions as well as continuously improving our operational efficiency.
Acquisition of Ixia
On April 18, 2017 we acquired all of the outstanding common stock of Ixia for $1,622 million, net of $72 million of cash acquired. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the company's acquisition of Ixia.
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
Restructuring activities
We initiated a targeted workforce reduction program in November 2016 that is expected to reduce Keysight's total headcount by between 60 to 200 employees. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program was designed to support our site consolidation strategy, align with our new industry segment structure and improve efficiency. In the current period, we recognized $1 million of expense associated with the headcount reduction under this workforce reduction program. As of April 30, 2017, approximately 50 employees exited under the workforce reduction program. We expect to substantially complete this program by the end of fiscal 2017.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. GAAP ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, restructuring and accounting for income taxes. For a detailed description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Management bases estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)
Orders	$805	$761	$1,500	$1,440	6%	4%
Net revenue:
Products	$634	$613	$1,240	$1,219	3%	2%
Services and other	119	118	239	233	1%	3%
Total net revenue	$753	$731	$1,479	$1,452	3%	2%

Orders
Total orders for the three and six months ended April 30, 2017 were $805 million and $1,500 million, respectively, an increase of 6 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements had a negligible impact on year‑over‑year comparisons. Orders associated with the Ixia acquisition accounted for 2 percentage points and 1 percentage point of order growth for the three and six months ended April 30, 2017, respectively, when compared to the same periods last year. For the three months ended April 30, 2017, orders grew in the Electronic Industrial Solutions Group and the Services Solutions Group, while the Communications Solutions Group was flat. Order growth in Asia Pacific excluding Japan, the Americas and Japan was partially offset by a decline in Europe. For the six months ended April 30, 2017, order growth in the Electronic Industrial Solutions Group and the Service Solutions Group was partially offset by a decline in the Communications Solutions Group. Order growth in Asia Pacific excluding Japan, the Americas and Japan was partially offset by a decline in Europe.

Net Revenue
The following table provides the percent change in net revenue for the three and six months ended April 30, 2017 by geographic region including and excluding the impact of currency changes as compared to the same period last year.

	Year over Year % Change
	Three Months Ended		Six Months Ended
	April 30, 2017		April 30, 2017
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	1%	1%	(1)%	(1)%
Europe	(3)%	—%	(1)%	2%
Japan	(3)%	(5)%	2%	(3)%
Asia Pacific ex-Japan	10%	11%	7%	8%
Total net revenue	3%	3%	2%	2%
Net revenue of $753 million and $1,479 million for the three and six months ended April 30, 2017 increased 3 percent and 2 percent, respectively, when compared to the same periods last year. Foreign currency movements had a negligible impact on year-over-year comparisons. Revenue associated with the Ixia acquisition accounted for 1 percentage point of revenue growth for both the three and six months ended April 30, 2017 when compared to the same periods last year.
Revenue from the Communications Solutions Group represented approximately 56 percent and 58 percent of total revenue for the three and six months ended April 30, 2017, respectively, and decreased 4 percent and 2 percent year-over-year, respectively. For the three months ended April 30, 2017, the Communications Solutions Group contributed 3 percentage points decline to the total revenue growth, primarily driven by declines in Europe, Japan and the Americas, while Asia Pacific excluding Japan was flat. For the six months ended April 30, 2017, the Communications Solutions Group contributed 1 percentage point decline to the total revenue growth, with declines in Europe, the Americas and Asia Pacific excluding Japan, partially offset by growth in Japan.
Revenue from the Electronic Industrial Solutions Group represented approximately 29 percent and 28 percent of total revenue for the three and six months ended April 30, 2017, and grew 15 percent and 7 percent year-over-year, respectively. For the three months ended April 30, 2017, the Electronic Industrial Solutions Group contributed 4 percentage points to the total revenue growth with growth in all regions. For the six months ended April 30, 2017, the Electronic Industrial Solutions Group contributed 2 percentage points to total revenue growth, with growth in Asia Pacific excluding Japan and in Japan, partially offset by declines in the Americas and Europe.
Revenue from the Ixia Solutions Group represented approximately 1 percent of total revenue for the three and six months ended April 30, 2017. Revenue from the Ixia Solutions Group contributed 1 percentage point to the total revenue growth for the three months ended April 30, 2017 and had a negligible impact to the total revenue growth for the six months ended April 30, 2017.
Revenue from the Services Solutions Group represented approximately 14 percent and 13 percent of total revenue for the three and six months ended April 30, 2017, respectively, and grew 6 percent and 5 percent year-over-year, respectively. For both the three and six months ended April 30, 2017, the Services Solutions Group contributed 1 percentage point to total revenue growth. Revenue grew in Asia Pacific excluding Japan and Europe, partially offset by a decline in Japan, while the Americas was flat.
Costs and Expenses

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Total gross margin	54.8%	55.5%	55.2%	54.9%	(1) ppt	—
Operating margin	5.5%	13.0%	13.8%	13.3%	(7) ppts	1 ppt

in millions
Research and development	$119	$108	$227	$216	11%	5%
Selling, general and administrative	$256	$207	$469	$407	23%	15%
Other operating expense (income), net	$(4)	$(4)	$(83)	$(18)	(1)%	358%

Gross margin decreased 1 percentage point and was flat for the three and six months ended April 30, 2017, respectively, compared to the same periods last year. For the three months ended April 30, 2017, the decline in gross margin was driven by unfavorable impact from asset impairment charges, acquisition-related intangible amortization and higher warranty charges, partially offset by favorable mix. For the six months ended April 30, 2017, the increase in gross margin driven by favorable mix and lower inventory charges was offset by the unfavorable impact from asset impairment charges and acquisition-related intangible amortization.
Research and development expense increased 11 percent and 5 percent for the three and six months ended April 30, 2017 compared to the same periods last year driven by acquisition-related compensation expense and the addition of Ixia to the cost structure. As a percentage of revenue, research and development expense was 16 percent and 15 percent for the three and six months ended April 30, 2017, respectively, as compared to 15 percent for the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses increased 23 percent for the three months ended April 30, 2017 compared to the same period last year, primarily driven by increases in acquisition and integration costs, acquisition-related compensation costs, people-related costs and the addition of Ixia to our cost structure, partially offset by lower infrastructure-related costs, the favorable impact from foreign currency movements and lower marketing expenses. Selling, general and administrative expenses increased 15 percent for the six months ended April 30, 2017 compared to the same period last year, primarily driven by increases in acquisition and integration costs, people-related costs, acquisition-related compensation costs and the addition of Ixia to our cost structure, partially offset by lower infrastructure-related costs, marketing expenses and favorable impact from foreign currency movements.
Other operating expense (income), net for both the three months ended April 30, 2017 and 2016 was income of $4 million. For the six months ended April 30, 2017 and 2016, other operating expense (income), net was income of $83 million and $18 million, respectively. The increase in other operating income for the six months ended April 30, 2017 was largely driven by $68 million from a Japan pension settlement gain.
Operating margin for the three months ended April 30, 2017 decreased 7 percentage points when compared to the same period last year, driven by acquisition- and integration-related expenses and the addition of Ixia to our cost structure, partially offset by gains related to revenue volume. Operating margin for the six months ended April 30, 2017 increased 1 percentage point as compared to the same period last year, primarily driven by the Japan pension settlement gain, partially offset by acquisition- and integration-related costs and the addition of Ixia to our cost structure.

As of April 30, 2017, our headcount was approximately 12,300 as compared to approximately 10,300 at April 30, 2016. The increase was driven by the acquisition of Ixia.

Interest Expense
Interest expense for the three and six months ended April 30, 2017 was $24 million and $36 million, respectively, as compared to $12 million and $24 million, respectively, for the comparable periods last year. The increase in interest expense for both the three and six month periods is primarily due to costs related to a bridge loan facility that expired in April, interest expense and amortization of debt issuance costs on $700 million of senior notes issued in April 2017 and new borrowings under a senior unsecured term loan and revolving credit facility. The new debt issuances provided partial funding for the acquisition of Ixia.
Income Taxes
The company’s effective tax rate was a benefit of 126.1 percent and an expense of 9.0 percent for the three and six months ended April 30, 2017, respectively. Income tax benefit was $27 million and income tax expense was $16 million for the three and six months ended April 30, 2017, respectively. The income tax provision for the three and six months ended April 30, 2017 included a net discrete expense of $8 million and $31 million, respectively. The decrease in the total income tax expense for the three months ended April 30, 2017 is primarily related to additional expenses incurred by Ixia as a result of purchase accounting valuations. The increase in discrete expense for the three months ended April 30, 2017, is primarily related to an increase in the valuation allowance on certain state deferred tax assets and the increase in discrete expense for the six months ended April 30, 2017 is primarily related to $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
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

Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, and several jurisdictions have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2017 by $36 million and $47 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.21 and $0.28 for the three and six months ended April 30, 2017, respectively. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2016 by $9 million and $17 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.05 and $0.10 for the three and six months ended April 30, 2016, respectively. The Singapore tax incentive is due for renewal in fiscal 2024.
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
At April 30, 2017, our estimated annual effective tax rate is a benefit of 11 percent excluding discrete items. The reason for negative estimated annual effective tax rate is due to additional expenses incurred by Ixia as a result of purchase accounting valuations. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the benefit of Ixia expenses resulting from purchase accounting valuations, the mix of earnings in non-U.S. jurisdictions taxed at lower rates, our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S., reserves for uncertain tax positions, the U.S. federal research and development tax credit and the impact of permanent differences.
Segment Overview
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve which resulted in three reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable segment, the Ixia Solutions Group (“ISG”). The group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
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
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)		(in millions)
Net revenue	$424	$446	$858	$886	(5)%	(3)%
The Communications Solutions Group revenue for the three months ended April 30, 2017 decreased 5 percent when compared to the same period last year, primarily driven by a decline in the aerospace, defense and government market. The Communications Solutions Group revenue for the six months ended April 30, 2017 decreased 3 percent when compared to the same period last year, primarily driven by a decline in the aerospace, defense and government market, which was partially offset by growth in the commercial communications market.
Revenue from the commercial communications market represents approximately 60 percent and 59 percent of the total Communications Solutions Group revenue for the three and six months ended April 30, 2017, and was flat and increased 1 percent year-over-year, respectively. For the three months ended April 30, 2017, revenue growth in Asia Pacific excluding Japan was offset by declines in Europe and Japan, while the Americas was flat when compared to the same period last year. For the six months ended April 30, 2017, growth in Asia Pacific excluding Japan was offset by a decline in Europe, while revenue from the Americas and Japan was flat when compared to the same period last year. The commercial communications market revenue was flat, with growth in 5G and next-generation data center technologies offset by lower 4G-related investments.
Revenue from the aerospace, defense and government market represents approximately 40 percent and 41 percent of the total Communications Solutions Group revenue for the three and six months ended April 30, 2017, respectively, and decreased 11 percent and 9 percent year-over-year, respectively. For the three months ended April 30, 2017, revenue declined in all regions. For the six months ended April 30, 2017, declines in Asia Pacific excluding Japan, the Americas and Europe was partially offset by growth in Japan. The aerospace, defense and government market revenue decline was driven by continued weakness in the U.S. combined with lower spending in China and Russia.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2017 versus the three and six months ended April 30, 2016.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Total gross margin	61.3%	61.1%	60.9%	60.6%	—	—
Operating margin	17.6%	18.9%	17.1%	18.3%	(1) ppt	(1) ppt

in millions
Research and development	$73	$76	$149	$152	(4)%	(2)%
Selling, general and administrative	$114	$115	$231	$228	(1)%	1%
Other operating expense (income), net	$(2)	$(2)	$(4)	$(5)	(10)%	(24)%
Income from operations	$75	$84	$147	$162	(11)%	(9)%
Gross margin for the three and six months ended April 30, 2017 was flat compared to each of the same periods last year.
Research and development expense for the three and six months ended April 30, 2017 decreased 4 percent and 2 percent, respectively, compared to the same periods last year, which was primarily driven by reductions in discretionary spending. As a percentage of revenue, research and development expense remained consistent across all periods. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expenses for the three months ended April 30, 2017, decreased 1 percent as investments in sales resources were partially offset by declines in general and administrative expenses. For the six months ended April 30, 2017, selling, general and administrative expenses increased 1 percent primarily driven by investments in sales resources.
Other operating expense (income) for both the three months ended April 30, 2017 and 2016 was income of $2 million. Other operating expense (income) for the six months ended April 30, 2017 and 2016 was income of $4 million and $5 million, respectively.
Income from Operations
Income from operations for the three and six months ended April 30, 2017 decreased $9 million and $15 million, respectively, on a corresponding revenue decrease of $22 million and $28 million, respectively, when compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2017 declined 1 percentage point when compared to the same periods last year, driven by lower revenue and increased investment in sales resources.

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
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)		(in millions)
Net revenue	$220	$193	$412	$384	14%	7%
The Electronic Industrial Solutions Group revenue for the three and six months ended April 30, 2017 increased 14 percent and 7 percent, respectively, when compared to the same periods last year, primarily driven by strong growth in semiconductor measurement and automotive and energy, partially offset by a decline in general electronics measurement. For the three months ended April 30, 2017, revenue grew in all regions driven by strong growth in Asia Pacific excluding Japan and Europe. For the six months ended April 30, 2017, revenue growth in Asia Pacific excluding Japan and Japan was partially offset by declines in the Americas and Europe.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2017 versus the three and six months ended April 30, 2016.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Total gross margin	61.8%	59.4%	60.9%	58.3%	2 ppts	3 ppts
Operating margin	26.1%	20.9%	24.0%	20.3%	5 ppts	4 ppts

in millions
Research and development	$31	$27	$59	$54	13%	8%
Selling, general and administrative	$49	$47	$95	$93	3%	2%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	19%	(3)%
Income from operations	$57	$40	$99	$78	43%	27%
Gross margin for the three and six months ended April 30, 2017 increased 2 percentage points and 3 percentage points, respectively, compared to the same periods last year, primarily driven by higher revenue volume and a more favorable mix.
Research and development expense for the three and six months ended April 30, 2017 increased 13 percent and 8 percent, respectively, compared to the same periods last year, primarily driven by continued investments in leading edge technologies. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.

Selling, general and administrative expenses for the three and six months ended April 30, 2017, increased 3 percent and 2 percent, respectively, compared to the same periods last year, primarily due to investments in sales resources.

Other operating expense (income) for both the three months ended April 30, 2017 and 2016 was income of $1 million. Other operating expense (income) for both the six months ended April 30, 2017 and 2016 was income of $2 million.
Income from Operations
Income from operations for the three and six months ended April 30, 2017 increased $17 million and $21 million, respectively, on a corresponding revenue increase of $27 million and $28 million, respectively, when compared to the same periods last year.

Operating margin for the three and six months ended April 30, 2017 increased 5 percentage points and 4 percentage points, respectively, when compared to the same periods last year, primarily driven by higher revenue volume, partially offset by increased investments in R&D and sales resources.
Ixia Solutions Group
The Ixia Solutions Group helps customers validate the performance and security resilience of their networks and associated applications. The test, visibility and security products help organizations and their customers strengthen their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on the group's solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. The group’s product solutions consist of our high-performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Total gross margin	77.1%	—%	77.1%	—%	n/a	n/a
Operating margin	(12.9)%	—%	(12.9)%	—%	n/a	n/a

in millions
Net revenue	$12	$—	$12	$—	n/a	n/a
Research and development	$4	$—	$4	$—	n/a	n/a
Selling, general and administrative	$7	$—	$7	$—	n/a	n/a
Other operating expense (income), net	$—	$—	$—	$—	n/a	n/a
Loss from operations	$(2)	$—	$(2)	$—	n/a	n/a
The Ixia Solutions Group operating results include activity for 13 days during the period, from the date of acquisition, April 18, 2017, through April 30, 2017.
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
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)		(in millions)
Net revenue	$102	$96	$202	$191	6%	5%
The Services Solutions Group revenue for the three and six months ended April 30, 2017 increased 6 percent and 5 percent, respectively, when compared to the same periods last year. For the three months ended April 30, 2017, the revenue increase was driven by strong growth in sales of used equipment, complimented by steady growth in calibration services. Revenue growth in Asia Pacific excluding Japan and Europe was partially offset by a slight decline in Japan, while the Americas was flat. For the six months ended April 30, 2017, revenue from used equipment and calibration services was partially offset by a decline in revenue from repair services. Growth in Europe, Asia Pacific excluding Japan and the Americas was partially offset by a decline in Japan.

Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2017 versus the three and six months ended April 30, 2016.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Total gross margin	40.9%	39.3%	40.2%	39.4%	2 ppts	1 ppt
Operating margin	16.2%	11.2%	15.3%	12.6%	5 ppts	3 ppts

in millions
Research and development	$1	$3	$1	$5	(80)%	(80)%
Selling, general and administrative	$26	$25	$51	$48	3%	6%
Other operating expense (income), net	$(1)	$—	$(1)	$(1)	104%	38%
Income from operations	$17	$11	$31	$24	53%	28%
Gross margin for the three and six months ended April 30, 2017 increased 2 percentage points and 1 percentage point, respectively, compared to the same periods last year, primarily driven by higher revenue volume and favorable mix, partially offset by higher expenses associated with the investments we are making in additional capacity to expand our multi-vendor calibration and asset management services.
Research and development expense for the three and six months ended April 30, 2017 decreased 80 percent compared to the same periods last year. The decline is primarily driven by a change in the Services Solutions Group's share of centralized investment in research and development.

Selling, general and administrative expense for the three and six months ended April 30, 2017 increased 3 percent and 6 percent, respectively, when compared to the same periods last year due to higher sales costs and an increase in people-related costs.

Other operating expense (income) for the three months ended April 30, 2017 and 2016 was income of $1 million and zero, respectively. Other operating expense (income) for both the six months ended April 30, 2017 and 2016 was income of $1 million.
Income from Operations
Income from operations for the three and six months ended April 30, 2017 increased $6 million and $7 million, respectively, when compared to the same periods last year, on a corresponding revenue increase of $6 million and $11 million, respectively, when compared to the same periods last year.
Operating margin for the three months ended April 30, 2017 increased 5 percentage points as compared to the same period last year, driven by higher revenue volume, a decrease in operating expenses and higher gross margin. Operating margin for the six months ended April 30, 2017 increased 3 percentage points as compared to the same period last year, primarily driven by higher revenue volume, favorable gross margin and a decline in operating expenses.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of April 30, 2017 consisted of cash and cash equivalents of $983 million as compared to $783 million as of October 31, 2016.
As of April 30, 2017, approximately $811 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Cash held outside of the U.S. can be used for non-U.S. growth and expansion. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit for a few locations which are unable to access internal funding.
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
Net cash provided by operating activities was $151 million for the six months ended April 30, 2017 compared to $209 million for the same period in 2016.

•
Net income for the first six months of fiscal 2017 increased $6 million. Changes to non-cash income and expenses included a $16 million decrease in deferred tax expense, a $9 million fee associated with a bridge loan facility, an impairment charge of $7 million related to cancellation of an in-process R&D project, a $2 million increase in share-based compensation expense, a $2 million decline in gain from sale of land, a $5 million decline in excess and obsolete inventory-related charges, a $6 million increase in depreciation and amortization expense and a $1 million decrease in other miscellaneous non-cash expenses as compared to the same period last year. The change in retirement and post-retirement benefits, net for the six months ended April 30, 2017 includes an adjustment for a non-cash gain of $68 million related to a Japan pension settlement gain. Additionally, we paid $28 million of acquisition-related compensation expense to redeem certain of Ixia's outstanding unvested stock awards as of the date of the Merger Agreement that were determined to relate to post-merger service periods and expensed in Keysight's consolidated financial statements.

•
The aggregate of accounts receivable, inventory and accounts payable used net operating cash of $17 million during the first six months of fiscal 2017 compared to cash used of $41 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable and other assets and liabilities used net operating cash of $20 million during the first six months of fiscal 2017 compared to cash provided of $21 million in the comparable period last year. The difference is primarily due to an increase in income tax and variable compensation payments as compared to the same period last year and other differences due to timing of accruals and collections versus payments between the periods.

•
We contributed $15 million to our non-U.S. defined benefit plans during the first six months of fiscal 2017, compared to $19 million in the same period last year. We expect to contribute approximately $17 million to our non-U.S. defined benefit plans during the remainder of 2017. For the six months ended April 30, 2017 and 2016, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan, and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2017.

Net Cash Used in Investing Activities
Net cash used in investing activities was $1,642 million for the six months ended April 30, 2017 as compared to $62 million for the same period last year. In the six months ended April 30, 2017, we paid $1,622 million, net of $72 million of cash acquired, for the acquisition of Ixia and related intangibles assets. The purchase consideration includes approximately $47 million paid to Ixia employees for vested equity awards. Investments in property, plant and equipment were $33 million for the six months ended April 30, 2017 compared to $62 million in the same period last year. The decrease in capital expenditures is primarily due to the timing of payments. We received $8 million and $10 million of proceeds from the sale of land in the six months ended April 30, 2017 and 2016, respectively. We received $4 million of proceeds from the sale of investments in the six months ended April 30, 2017. We expect that total capital expenditures for the current year will be approximately $100 million.
Net Cash Used in Financing Activities
Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock under public offering, proceeds from borrowings, issuance of common stock under employee stock plans, and debt issuance cost.

Net cash provided by financing activities for the six months ended April 30, 2017 was $1,690 million compared to cash used of $16 million for the same period in 2016, primarily due to proceeds from issuance of long-term debt of $1,069 million, short-term borrowings of $170 million and issuance of common stock under public offering of $444 million, net of issuance costs. The proceeds from these financing activities were used to fund the acquisition of Ixia.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2017, we had $140 million of borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2017.
Bridge Facility
On January 30, 2017, we entered into a commitment letter pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. Under the terms of commitment letter, the Bridge Facility was automatically terminated upon the Ixia acquisition on April 18, 2017. For the three months ended April 30, 2017, we incurred costs in connection with the Bridge Facility of $9 million that were amortized to interest expense.
Long-Term Debt
2027 Senior Notes
In April 2017, the company issued an aggregate principal amount of $700 million in senior notes ("2027 Senior Notes"). The 2027 Senior Notes were issued at 99.873 percent of their principal amount. The notes will mature on April 6, 2027 and bear interest at a fixed rate of 4.60 percent per annum. The interest is payable semi-annually on April 6 and October 6 of each year, commencing on October 6, 2017. We incurred issuance costs of $6 million in connection with the 2027 Senior Notes that, along with the debt discount of $1 million, are being amortized to interest expense over the term of the senior notes. The 2027 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.
There were no changes to the principal, maturity, interest rates and interest payment terms of the senior notes due in 2019 and 2024 during the six months ended April 30, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. As of April 30, 2017, we had borrowings outstanding under the term loan of $400 million, of which $30 million is due in the next twelve months. In connection with the term loan, we incurred issuance costs of $1 million that are being amortized to interest expense over the term of loan.
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

The following table summarizes our total contractual obligations at April 30, 2017. The amounts presented in the table do not reflect $31 million of liabilities related to uncertain tax positions as of April 30, 2017, as we are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

	Total	Less than one year	One to three years	Three to five years	More than five years
	(in millions)
Debt obligations	$2,340	$170	$870	$—	$1,300
Interest payments on long-term debt	598	87	165	119	227
Operating lease commitments	183	48	71	35	29
Capital lease commitments	4	—	1	1	2
Commitments to contract manufacturers and suppliers	271	270	1	—	—
Retirement plans	17	17	—	—	—
Other purchase commitments	35	35	—	—	—
Total	$3,448	$627	$1,108	$155	$1,558
Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our agreements with these suppliers usually provide us with the option to cancel, reschedule, and adjust our requirements based on business needs prior to firm orders being placed. Purchase orders outstanding with delivery dates within 30 days are typically non-cancellable. The majority of our reported purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments. We expect to fulfill most of our purchase commitments for inventory within one year.
In addition to the commitments to contract manufacturers and suppliers referenced above, we record a liability for firm, non-cancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of April 30, 2017, the liability for our excess firm, non-cancellable and unconditional purchase commitments was $9 million, compared to $9 million as of October 31, 2016. These amounts are included in other accrued liabilities in our consolidated balance sheet.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. We can typically cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we disclose the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of April 30, 2017, our contractual obligations with these suppliers were approximately $35 million within the next fiscal year, as compared to approximately $35 million as of October 31, 2016.
We had no material off-balance sheet arrangements as of April 30, 2017 or October 31, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. There were no material changes during the six months ended April 30, 2017 to this information reported in the company’s 2016 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting
On April 18, 2017, we completed the acquisition of Ixia and have commenced the integration of Ixia into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our current revolving credit facility and term loan imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indenture governing our senior notes contains covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.
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
        We benefit from tax incentives extended to certain of our foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted us tax incentives that require renewal at various times in the future, the most significant being Singapore. We do not expect incentives grants by other jurisdictions to have a material impact on our financial statements. The Singapore tax incentive requires that specific conditions be satisfied, which include achieving thresholds of employment, ownership of certain assets, as well as specific types of investment activities within Singapore. We believe that we will satisfy such conditions in the future as needed, but cannot guarantee that such conditions will be satisfied. Our Singapore tax incentive is due for renewal in fiscal 2024, but we cannot guarantee that Singapore will not revoke the tax incentive earlier.
Singapore announced potential changes to its IP incentive programs in its 2017 budget. Such potential changes could result in the early termination of our existing Singapore incentive in 2021. No changes have been finalized, and it is unclear to what extent, if at all, changes will be made to the tax incentives or specific conditions. We cannot guarantee that we will qualify for any new incentive regime or that such conditions will be satisfied.
        Our taxes could increase if the incentives are not renewed upon revocation or expiration. If we cannot or do not wish to satisfy all or portions of the tax incentive conditions, we may lose the related tax incentive and could be required to refund the benefits that the tax incentives previously provided. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives and could harm our operating results.
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

Risks Related to the Acquisition of Ixia
We may not realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.
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

•	our historical financial information prior to the separation does not reflect the debt or the associated interest expense that we have incurred as part of the separation and distribution.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2017.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

Feb. 1, 2017 through Feb. 28, 2017	—	N/A	—	$138,515,618
Mar. 1, 2017 through Mar. 31, 2017	—	N/A	—	$138,515,618
Apr. 1, 2017 through Apr. 30, 2017	—	N/A	—	$138,515,618
Total	—	N/A	—

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

ITEM 5.  OTHER INFORMATION
Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934
Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added section 13(r) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), public reporting issuers are required to disclose whether they or any of their affiliates knowingly engaged in certain activities, transactions, or dealings relating to Iran or certain designated individuals or entities.
From January to May 2016, Anite, a recently acquired subsidiary of Keysight organized and existing under the laws of England and Wales, engaged in transactions involving the sale of wireless network testing and measurement equipment to an end user in Iran. Anite sold the equipment through intermediate companies for ultimate end use by MTN Irancell, located in Tehran, Iran. These sales were completed in violation of Keysight’s trade policies which currently prohibit all sales to Iranian customers. Keysight discovered this activity after the relevant reporting period and has conducted a comprehensive internal investigation and review.  As a result of this investigation and review, disciplinary action has been taken with respect to employees who knowingly violated company policy and Keysight has implemented additional compliance procedures designed to prevent future violations of policy.
Gross revenues reported by Anite in connection with these transactions were approximately $430,000; estimated total net profits would have been approximately $25,000.
ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 54 of this report.

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 7, 2017	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 7, 2017	By:	/s/ John C. Skinner
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