Form 10-Q
period 2017-07-31
Keysight Technologies, Inc.
filed 2017-09-06
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017
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
The number of shares of common stock outstanding at September 5, 2017 was 186,007,291.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net revenue:
Products	$695	$591	$1,935	$1,810
Services and other	137	124	376	357
Total net revenue	832	715	2,311	2,167
Costs and expenses:
Cost of products	349	246	876	776
Cost of services and other	72	63	207	187
Total costs	421	309	1,083	963
Research and development	132	104	359	320
Selling, general and administrative	286	200	755	607
Other operating expense (income), net	(3)	(4)	(86)	(22)
Total costs and expenses	836	609	2,111	1,868
Income (loss) from operations	(4)	106	200	299
Interest income	2	1	5	2
Interest expense	(22)	(11)	(58)	(35)
Other income (expense), net	(1)	1	2	2
Income (loss) before taxes	(25)	97	149	268
Provision (benefit) for income taxes	(7)	6	9	25
Net income (loss)	$(18)	$91	$140	$243

Net income (loss) per share:
Basic	$(0.10)	$0.54	$0.78	$1.43
Diluted	$(0.10)	$0.53	$0.78	$1.41

Weighted average shares used in computing net income (loss) per share:
Basic	186	170	178	170
Diluted	186	172	180	172

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net income (loss)	$(18)	$91	$140	$243
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of $1, $1, $1 and $2	—	2	4	(5)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero, $2, $(1) and $2	1	(3)	2	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero, $(1), $(1) and $(3)	(1)	1	—	6
Foreign currency translation, net of tax benefit (expense) of zero	15	(1)	—	30
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $6, $5, $24 and $15	12	9	52	31
Change in net prior service credit, net of tax benefit of $2, $2, $6 and $7	(4)	(4)	(12)	(12)
Other comprehensive income	23	4	46	46
Total comprehensive income	$5	$95	$186	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	July 31, 2017	October 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$873	$783
Short-term investments	3	—
Accounts receivable, net	521	437
Inventory	561	474
Other current assets	200	160
Total current assets	2,158	1,854
Property, plant and equipment, net	546	512
Goodwill	1,861	736
Other intangible assets, net	865	208
Long-term investments	60	55
Long-term deferred tax assets	216	392
Other assets	134	39
Total assets	$5,840	$3,796
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40	$—
Accounts payable	181	189
Employee compensation and benefits	182	183
Deferred revenue	265	180
Income and other taxes payable	39	41
Other accrued liabilities	77	51
Total current liabilities	784	644
Long-term debt	2,047	1,093
Retirement and post-retirement benefits	371	405
Long-term deferred revenue	92	72
Other long-term liabilities	327	69
Total liabilities	3,621	2,283
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 188 million shares at July 31, 2017 and 172 million shares at October 31, 2016 issued	2	2
Treasury stock at cost; 2.3 million shares at July 31, 2017 and at October 31, 2016	(62)	(62)
Additional paid-in-capital	1,772	1,242
Retained earnings	1,079	949
Accumulated other comprehensive loss	(572)	(618)
Total stockholders' equity	2,219	1,513
Total liabilities and equity	$5,840	$3,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net income	$140	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	101
Share-based compensation	44	39
Excess tax (benefit) deficiency from share-based plans	(4)	4
Debt issuance expense	9	—
Deferred taxes	(43)	5
Excess and obsolete inventory related charges	12	14
Gain on sale of land	(8)	(10)
Asset impairment	7	—
Other non-cash expenses, net	1	4
Changes in assets and liabilities:
Accounts receivable	14	(16)
Inventory	10	(23)
Accounts payable	(17)	(38)
Employee compensation and benefits	(33)	1
Retirement and post-retirement benefits	(78)	(38)
Income taxes payable	8	3
Other assets and liabilities	34	(12)
Net cash provided by operating activities	249	277

Cash flows from investing activities:
Investments in property, plant and equipment	(54)	(76)
Proceeds from sale of land	8	10
Proceeds from sale of investments	42	1
Acquisition of businesses and intangible assets, net of cash acquired	(1,642)	(10)
Other investing activities	—	(1)
Net cash used in investing activities	(1,646)	(76)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	51	42
Proceeds from issuance of common stock under public offering	444	—
Excess tax benefit (deficiency) from share-based plans	4	(4)
Proceeds from short-term borrowings	170	—
Proceeds from issuance of long-term debt	1,069	—
Payment of debt issuance costs	(16)	—
Repayment of debt	(240)	(1)
Treasury stock repurchases	—	(62)
Net cash provided by (used in) financing activities	1,482	(25)

Effect of exchange rate movements	5	5

Net increase in cash and cash equivalents	90	181
Cash and cash equivalents at beginning of period	783	483
Cash and cash equivalents at end of period	$873	$664

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of July 31, 2017 and October 31, 2016, condensed consolidated statement of comprehensive income for the three and nine months ended July 31, 2017 and 2016, condensed consolidated statement of operations for the three and nine months ended July 31, 2017 and 2016, and condensed consolidated statement of cash flows for the nine months ended July 31, 2017 and 2016.
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
Land Sale. On April 30, 2014 we entered into a binding contract to sell land in the United Kingdom ("U.K.") that resulted in the transfer of three separate land tracts in May 2014, November 2015 and November 2016 for £21 million. In the nine months ended July 31, 2017 and 2016, we recognized gains of $8 million and $10 million, respectively, on the sale of the land tracts in other operating expense (income).
Restricted Cash. As of July 31, 2017, restricted cash of approximately $2 million consisted of deposits held as collateral against bank guarantees and is classified within other assets in the condensed consolidated balance sheet. As of October 31, 2016, restricted cash of $2 million consisted of approximately $1 million of deposits held as collateral against bank guarantees and approximately $1 million of deposits primarily held as collateral against foreign currency hedging contracts and is classified within other assets and other current assets, respectively, in the condensed consolidated balance sheet.
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
The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard on November 1, 2018 and are evaluating the transition methods available. Based on the progress to date, we have not identified any material impacts of the new standard on the amount and timing of revenue recognition to our consolidated statement of operations; however, we have not completed our assessment, including the impact of our recent acquisitions of Ixia and Scienlab. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue, as under the new standard we expect to recognize software license revenue at the time of billing rather than over the contractual term. The new standard will also require the deferral of commissions that were previously expensed as incurred and may qualify for capitalization under the new standard and changes to the timing of recognition of revenue and costs related to certain warranty arrangements.
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
In August 2017, the FASB issued guidance to enable entities to better portray the economics of their risk management activities in the financial statements and enhance transparency and understandability of hedge results. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of April 18, 2017 (in millions):

Cash and cash equivalents	$72
Short-term investments	44
Accounts receivable	91
Inventory	107
Other current assets	33
Property, plant and equipment	56
Goodwill	1,114
Other intangible assets	744
Long-term deferred tax assets	1
Other assets	4
Total assets acquired	2,266
Accounts payable	(10)
Employee compensation and benefits	(32)
Deferred revenue	(35)
Income and other taxes payable	(1)
Other accrued liabilities	(32)
Other long-term liabilities	(462)
Net assets acquired	$1,694
The fair values of cash and cash equivalents, accounts receivable, short-term investments, other current assets, accounts payable, employee compensation and benefits, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment, intangible assets, and deferred revenue were determined with the input from third-party valuation specialists. The fair values of certain other assets and certain other liabilities were determined internally using historical carrying values and estimates made by management. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to income taxes and property, plant and equipment. During the third quarter of 2017, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were refined. The total purchase price allocation adjustment to goodwill was approximately $137 million and related primarily to an increase in the allocation to deferred tax liabilities. During the second quarter of 2017 upon closing of the acquisition, the company recorded a deferred tax liability of $113 million for non-permanently invested earnings based on a preliminary calculation. During the third quarter of 2017, the company obtained additional information to allow the refinement of this calculation and made adjustments to increase the deferred tax liability for non-permanently invested earnings by $149 million. The company made additional adjustments to decrease the deferred tax liability by $9 million for conformance of transfer pricing policies. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the Ixia acquisition were as follows (in millions):

	Estimated Fair Value	Estimated useful life
Developed product technology	$423	4 years
Customer relationships	234	7 years
Tradenames and trademarks	12	3 years
Backlog	8	90 days
Total intangible assets subject to amortization	677
In-process research and development	67
Total intangible assets	$744
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
Acquisition and integration costs directly related to the Ixia acquisition were recorded in the condensed consolidated statement of operations as follows:

	Three Months Ended	Nine Months Ended
	July 31, 2017	July 31, 2017
	(in millions)
Cost of products and services	$1	$1
Research and development	—	—
Selling, general and administrative	10	27
Other income (expense), net	1	10
Total acquisition and integration costs	$12	$38

Such costs are expensed in accordance with the authoritative accounting guidance. For the nine months ended July 31, 2017, we incurred $28 million of acquisition-related compensation expense to redeem certain of Ixia's outstanding unvested stock awards as of the date of the Merger Agreement that were determined to relate to post-merger service periods.
The following represents pro forma operating results as if Ixia had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2016 (in millions, except per share amounts):

	Nine Months Ended
	July 31,
	2017	2016
Net revenue	$2,560	$2,534
Net income	$143	$160
Net income per share - Basic	$0.77	$0.87
Net income per share - Diluted	$0.76	$0.87
The unaudited pro forma financial information for the nine months ended July 31, 2016 combines the historical results of Keysight and Ixia for the nine months ended July 31, 2016, assuming that the companies were combined as of November 1, 2015 and include business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets, property plant and equipment, interest expense on the financing transactions used to fund the acquisition and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016.
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

The impact of share-based compensation on our results was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Cost of products and services	$3	$2	$9	$9
Research and development	1	2	7	7
Selling, general and administrative	9	6	28	23
Total share-based compensation expense	$13	$10	$44	$39
 At July 31, 2017 and 2016, there was no share-based compensation capitalized within inventory. For the three and nine months ended July 31, 2017, the income tax benefit realized from the exercised stock options and similar awards recognized was $2 million and $4 million, respectively. For the three and nine months ended July 31, 2016, the income tax deficiency from the exercised stock options and similar awards was $4 million.
The following assumptions were used to estimate the fair value of LTP Program grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
LTP Program:
Volatility of Keysight shares	26%	25%	27%	25%
Volatility of selected index (2017)/peer-company shares (2016)	15%	14%-54%	15%	14%-54%
Price-wise correlation with selected peers	57%	38%	57%	38%
Awards granted under the LTP Program are based on a variety of targets, such as total shareholder return (TSR) or financial metrics such as operating margin, cost synergies and others. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. The fair value of employee stock option awards granted before October 31, 2015 was estimated using the Black-Scholes option pricing model. We did not grant any option awards for the three and nine months ended July 31, 2017 and 2016. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant.
5.     INCOME TAXES
The company’s effective tax rate was a benefit of 24.4 percent for the three months ended July 31, 2017 and an expense of 6.5 percent for the nine months ended July 31, 2017. Income tax benefit was $7 million for the three months ended July 31, 2017 and income tax expense was $9 million for the nine months ended July 31, 2017. The decrease in the total income tax expense for the three months ended July 31, 2017 is primarily due to the post-acquisition tax restructuring for integration of Ixia into our business model. The income tax provision for the three and nine months ended July 31, 2017 included a net discrete benefit of $33 million and $2 million, respectively. The increase in discrete benefit for the three months ended July 31, 2017 is primarily related to the post-acquisition tax restructuring for integration of Ixia into our business model. The net discrete benefit for the nine months ended July 31, 2017 is primarily related to the discrete benefit resulting from the post-acquisition tax restructuring for integration of Ixia into our business model offset by the discrete expense related to an increase in the valuation allowance on certain state deferred tax assets and the increase in discrete expense related to the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
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
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the Tax Matters Agreement, for certain entities including Malaysia, any historical tax liability is the responsibility of Keysight. The Malaysian tax authority is pursuing a tax assessment, including penalties, of $70 million. However, the company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia is closed and the income in question is exempt from tax in Malaysia. Therefore, the company has not reserved for this potential exposure as of July 31, 2017. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
6. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Numerator:
Net income (loss)	$(18)	$91	$140	$243
Denominator:
Basic weighted-average shares	186	170	178	170
Potential common shares— stock options and other employee stock plans	—	2	2	2
Diluted weighted-average shares	186	172	180	172

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method. In the period when we have a net loss, stock awards are excluded from our calculation of net income per share as their inclusion would have an anti-dilutive effect. For the three months ended July 31, 2017 we excluded approximately 6 million shares. We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended July 31, 2017, we excluded no options from the calculation of diluted earnings per share. For the three and nine months ended July 31, 2016, 1.7 million options to purchase shares were excluded from the calculation of diluted earnings per share. In addition, we excluded stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price, unamortized fair value and excess tax benefits collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the nine months ended July 31, 2017, we excluded approximately 188,600 shares. For the three and nine months ended July 31, 2016, we excluded 17,700 and 21,300 shares, respectively.
The weighted-average share count for the three and nine months ended July 31, 2017 includes the impact of the public offering of our common stock in March 2017 (See Note 17).

7. SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $43 million and $17 million for the nine months ended July 31, 2017 and 2016, respectively. Cash paid for interest was $24 million and $22 million for the nine months ended July 31, 2017 and 2016, respectively. The following table summarizes our non-cash investing activities that are not reflected in the condensed consolidated statement of cash flows:

	Nine Months Ended
	July 31,
	2017	2016
	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payable	$(5)	$(14)
Capital expenditures in other long-term liabilities	2	—
	$(3)	$(14)
8. INVENTORY

	July 31, 2017	October 31, 2016
	(in millions)
Finished goods	$276	$218
Purchased parts and fabricated assemblies	285	256
Total inventory	$561	$474
The increase was primarily driven by the acquisition of Ixia.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill balances and the movements for each of our reportable segments as of and for the nine months ended July 31, 2017:

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2016	$456	$216	$—	$64	$736
Foreign currency translation impact	(9)	1	—	—	(8)
Goodwill arising from acquisitions	—	—	1,114	19	1,133
Goodwill as of July 31, 2017	$447	$217	$1,114	$83	$1,861

The components of other intangible assets as of July 31, 2017 and October 31, 2016 are shown in the table below:

	Other Intangible Assets as of July 31, 2017			Other Intangible Assets as of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$737	$214	$523	$309	$159	$150
Backlog	12	12	—	4	4	—
Trademark/Tradename	32	7	25	20	4	16
Customer relationships	300	50	250	65	35	30
Total amortizable intangible assets	1,081	283	798	398	202	196
In-Process R&D	67	—	67	12	—	12
Total	$1,148	$283	$865	$410	$202	$208

During the nine months ended July 31, 2017, we recognized additions to goodwill and other intangible assets of $1,133 million and $745 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Ixia and another acquisition during the third quarter of 2017. During the nine months ended July 31, 2017, there was no foreign exchange translation impact to other intangible assets.
During the first quarter of 2017, we transferred $5 million from in-process R&D to developed technology as a project was successfully completed. During the second quarter of 2017, we recorded an impairment charge of $7 million related to the cancellation of an in-process R&D project.
Amortization of other intangible assets was $52 million and $81 million for the three and nine months ended July 31, 2017, respectively. Amortization of other intangible assets was $12 million and $34 million for the three and nine months ended July 31, 2016, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $46 million for the remainder of 2017, $182 million for 2018, $182 million for 2019, $179 million for 2020, $113 million for 2021 and $96 million thereafter.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2017 and October 31, 2016 were as follows:

	Fair Value Measurements at July 31, 2017				Fair Value Measurements at October 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$467	$467	$—	$—	$471	$471	$—	$—
Available-for-sale investments
U.S. Treasury, government and agency debt securities	3	—	3	—	—	—	—	—
Derivative instruments (foreign exchange contracts)	4	—	4	—	4	—	4	—
Long-term
Trading securities	12	12	—	—	11	11	—	—
Available-for-sale investments	31	31	—	—	29	29	—	—
Total assets measured at fair value	$517	$510	$7	$—	$515	$511	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—	$8	$—	$8	$—
Long-term
Deferred compensation liability	12	—	12	—	11	—	11	—
Total liabilities measured at fair value	$14	$—	$14	$—	$19	$—	$19	$—

Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy. Our U.S. Treasury, government and agency debt securities and deferred compensation liability are classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
Trading securities (which are earmarked to pay the deferred compensation liability) and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. U.S. Treasury, government and agency debt securities designated as available-for-sale investments and certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). Realized gains and losses from the sale of these instruments are recorded in earnings.

11.	DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. Ineffectiveness in the three and nine months ended July 31, 2017 and 2016 was not significant.

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2017 was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2017.
There were 130 foreign exchange forward contracts open as of July 31, 2017 that were designated as cash flow hedges. There were 59 foreign exchange forward contracts as of July 31, 2017 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2017 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$47
British Pound	—	(4)
Singapore Dollar	10	1
Malaysian Ringgit	63	(6)
Japanese Yen	(82)	(51)
Other currencies	(12)	14
Total	$(21)	$1

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2017 and October 31, 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2017	October 31, 2016	Balance Sheet Location	July 31, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$2	Other accrued liabilities	$1	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	2	Other accrued liabilities	1	4
Total derivatives	$4	$4		$2	$8

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$1	$(5)	$3	$(6)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$1	$(2)	$(1)	$(9)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$3	$(6)	$5	$(8)
The estimated amount of existing net gain at July 31, 2017 expected to be reclassified from accumulated other comprehensive income to cost of sales within the next twelve months is $1 million.

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2017 and 2016, our net pension and post-retirement benefit cost (benefit) were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended July 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$6	$5	$5	$5	$—	$—
Interest cost on benefit obligation	5	6	6	8	2	2
Expected return on plan assets	(8)	(9)	(18)	(19)	(3)	(3)
Amortization:
Net actuarial losses	4	2	8	7	6	5
Prior service credit	(2)	(2)	—	—	(4)	(4)
Total periodic benefit cost (benefit)	$5	$2	$1	$1	$1	$—

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended July 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$17	$15	$13	$13	$—	$—
Interest cost on benefit obligation	15	18	17	24	6	6
Expected return on plan assets	(25)	(27)	(55)	(56)	(9)	(10)
Amortization:
Net actuarial losses	11	6	25	21	17	15
Prior service credit	(5)	(6)	(1)	—	(12)	(12)
Settlement gain	—	—	(68)	—	—	—
Total periodic benefit cost (benefit)	$13	$6	$(69)	$2	$2	$(1)

We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three and nine months ended July 31, 2017 and 2016. We contributed $9 million and $24 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2017, respectively, and contributed $10 million and $29 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2016, respectively.
During the remainder of 2017, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $10 million to our Non-U.S. Defined Benefit Plans.

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
13.   INVESTMENTS
Net book value of investments is as follows:

	July 31, 2017	October 31, 2016
	(in millions)
Short-Term
Available-for-sale investments	$3	$—
Total	$3	$—

Long-Term
Cost method investments	$17	$15
Trading securities	12	11
Available-for-sale investments	31	29
Total	$60	$55
Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale consists of U.S. Treasury, government, agency debt and equity securities and are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss).
Investments in available-for-sale securities at fair value were as follows:

	July 31, 2017				October 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Short-Term
U.S. Treasury, government and agency debt securities	$3	$—	$—	$3	$—	$—	$—	$—
Total short-term	$3	$—	$—	$3	$—	$—	$—	$—

Long-Term
Equity securities	$15	$16	$—	$31	$15	$14	$—	$29
Total long-term	$15	$16	$—	$31	$15	$14	$—	$29
The company intends to sell the short-term available-for-sale investments within the next 12 months.
The amortized cost and fair value of our short-term available-for-sale investments at July 31, 2017, by contractual years-to-maturity, are as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within 1 year	$3	$3
Due after 1 year through 5 years	—	—
Due after 5 years	—	—
	$3	$3

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. There was no impairment recognized in the three and nine months ended July 31, 2017. There was no impairment recognized in the three months ended July 31, 2016. For the nine months ended July 31, 2016, cost method investments with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which is included in other income (expense).
As of July 31, 2017, unrealized losses on our short-term investments in available-for-sale securities were insignificant. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. There is no other-than-temporary impairment for these investments at July 31, 2017.
Realized gains or losses on the sale of available-for-sale or cost method securities were zero for the three and nine months ended July 31, 2017 and 2016. Net unrealized gains on our trading securities portfolio were zero and $1 million for the three and nine months ended July 31, 2017, respectively. Net unrealized gains on our trading securities portfolio was zero for the three and nine months ended July 31, 2016, respectively.
14. RESTRUCTURING
We initiated a targeted workforce reduction program in November 2016 that is expected to reduce Keysight's total headcount by between 60 to 200 employees. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program was designed to support our site consolidation strategy, align with our new industry segment structure and improve efficiency. As of July 31, 2017, approximately 60 employees exited under this workforce reduction program, which we expect to be substantially complete by the end of fiscal 2017.
We do not have any material accruals recorded in the condensed consolidated balance sheet as of July 31, 2017 related to restructuring activities.
A summary of the charges in the consolidated statement of operations resulting from all restructuring activities is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Cost of products and services	$—	$—	$1	$—
Research and development	1	—	2	—
Selling, general and administrative	2	—	3	—
Total restructuring and other related costs	$3	$—	$6	$—

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

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2017	2016
	(in millions)
Beginning balance	$44	$53
Accruals for warranties including change in estimate	24	16
Settlements made during the period	(23)	(24)
Ending balance	$45	$45

Accruals for warranties due within one year	$24	$23
Accruals for warranties due after one year	21	22
Ending balance	$45	$45

During the nine months ended July 31 2016, we reduced the standard warranty accrual by $5 million as a result of lower than expected historical warranty charges. This benefit was recognized in the three and nine months ended July 31, 2016 in the condensed consolidated statement of operations.
Commitments
Operating Lease Commitments.  We lease certain real and personal property from unrelated third parties under non-cancellable operating leases. Future minimum lease payments under operating leases as of July 31, 2017 were $11 million for the remainder of 2017, $46 million in 2018, $41 million in 2019, $28 million in 2020, $20 million in 2021 and $67 million thereafter. Future minimum sublease income under leases as of July 31, 2017 was zero for the remainder of 2017, $1 million in 2018, $1 million in 2019, $1 million in 2020, $1 million in 2021 and $1 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $13 million and $36 million for the three and nine months ended July 31, 2017, respectively, and was $11 million and $34 million for the three and nine months ended July 31, 2016, respectively.
Capital Lease Commitments. We had capital lease obligations of $4 million and $1 million as of July 31, 2017 and October 31, 2016, respectively. Future minimum lease payments under capital leases as of July 31, 2017 were zero for the remainder of 2017, zero in 2018, $1 million in 2019, zero in 2020, $1 million in 2021 and $2 million thereafter. Assets held under capital leases are included in net property, plant, and equipment on the consolidated balance sheet.
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
16. DEBT
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the three months ended July 31, 2017, we repaid $140 million of borrowings outstanding under the Revolving Credit Facility. As of July 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2017.

Bridge Facility
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. Under the terms of commitment letter, the Bridge Facility was automatically terminated upon the Ixia acquisition on April 18, 2017. For the nine months ended July 31, 2017, we incurred costs in connection with the Bridge Facility of $9 million that were amortized to interest expense.
Long-Term Debt
The following table summarizes the components of our long-term debt:

	July 31, 2017	October 31, 2016
	(in millions)
3.30% Senior Notes due 2019 ($500 face amount less unamortized costs of $2 and $3)	$498	$497
4.55% Senior Notes due 2024 ($600 face amount less unamortized costs of $4 and $4)	596	596
4.60% Senior Notes due 2027 ($700 face amount less unamortized costs of $7 and zero)	693	—
Term loan ($300 face amount less unamortized costs of zero)	300	—
	2,087	1,093
Less: Current portion of long-term debt	40	—
Total	$2,047	$1,093
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
There were no changes to the principal, maturity, interest rates and interest payment terms of the senior notes due in 2019 and 2024 during the nine months ended July 31, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. During the three months ended July 31, 2017, we repaid $100 million of the term loan. As of July 31, 2017, we had borrowings outstanding under the term loan of $300 million, of which $40 million is due in the next twelve months. In connection with the term loan, we incurred issuance costs of $1 million that are being amortized to interest expense over the term of loan.
As of July 31, 2017 and October 31, 2016, we had $20 million and $18 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $89 million and $30 million as of July 31, 2017 and October 31, 2016, respectively.
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
For the three and nine months ended July 31, 2017, we did not repurchase any shares of common stock under the stock repurchase program.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2017 and 2016 were as follows:

	Unrealized gain on equity securities	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of April 30, 2017	$14	$(44)	$(606)	$42	$(1)	$(595)
Other comprehensive income (loss) before reclassifications	(1)	15	—	—	1	15
Amounts reclassified out of accumulated other comprehensive loss	—	—	18	(6)	(1)	11
Tax (expense) benefit	1	—	(6)	2	—	(3)
Other comprehensive income (loss)	—	15	12	(4)	—	23
As of July 31, 2017	$14	$(29)	$(594)	$38	$(1)	$(572)

As of October 31, 2016	$10	$(29)	$(646)	$50	$(3)	$(618)
Other comprehensive income (loss) before reclassifications	3	—	24	—	3	30
Amounts reclassified out of accumulated other comprehensive loss	—	—	52	(18)	1	35
Tax (expense) benefit	1	—	(24)	6	(2)	(19)
Other comprehensive income (loss)	4	—	52	(12)	2	46
As of July 31, 2017	$14	$(29)	$(594)	$38	$(1)	$(572)

As of April 30, 2016	$14	$(17)	$(489)	$57	$(2)	$(437)
Other comprehensive income (loss) before reclassifications	1	(1)	—	—	(5)	(5)
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(6)	2	10
Tax (expense) benefit	1	—	(5)	2	1	(1)
Other comprehensive income (loss)	$2	$(1)	$9	$(4)	$(2)	$4
As of July 31, 2016	$16	$(18)	$(480)	$53	$(4)	$(433)

As of October 31, 2015	$21	$(48)	$(511)	$65	$(6)	$(479)
Other comprehensive income (loss) before reclassifications	(7)	30	4	—	(6)	21
Amounts reclassified out of accumulated other comprehensive loss	—	—	42	(19)	9	32
Tax (expense) benefit	2	—	(15)	7	(1)	(7)
Other comprehensive income (loss)	(5)	30	31	(12)	2	46
As of July 31, 2016	$16	$(18)	$(480)	$53	$(4)	$(433)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2017 and 2016 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Unrealized gain (loss) on derivatives	$1	$(2)	$(1)	$(9)	Cost of sales
	—	1	1	3	Provision for income taxes
	1	(1)	—	(6)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(18)	(14)	(52)	(42)
Prior service credits	6	6	18	19
	(12)	(8)	(34)	(23)	Total before income tax
	4	3	10	8	Provision for income taxes
	(8)	(5)	(24)	(15)	Net of income tax

Total reclassifications for the period	$(7)	$(6)	$(24)	$(21)
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
The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, separation and related costs, amortization related to acquisition-related balances and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Three Months Ended July 31, 2017:
Total net revenue	$418	$218	$89	$107	$832
Amortization of acquisition-related balances	—	—	31	—	31
Total segment revenue	$418	$218	$120	$107	$863
Segment income from operations	$66	$55	$24	$19	$164
Three Months Ended July 31, 2016:
Total net revenue	$421	$191	$—	$103	$715
Amortization of acquisition-related balances	3	—	—	—	3
Total segment revenue	$424	$191	$—	$103	$718
Segment income from operations	$77	$44	$—	$19	$140

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Nine Months Ended July 31, 2017:
Total net revenue	$1,275	$630	$97	$309	$2,311
Amortization of acquisition-related balances	1	—	35	—	36
Total segment revenue	$1,276	$630	$132	$309	$2,347
Segment income from operations	$213	$154	$22	$50	$439
Nine Months Ended July 31, 2016:
Total net revenue	$1,298	$575	$—	$294	$2,167
Amortization of acquisition-related balances	12	—	—	—	12
Total segment revenue	$1,310	$575	$—	$294	$2,179
Segment income from operations	$239	$122	$—	$43	$404

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Total reportable segments' income from operations	$164	$140	$439	$404
Share-based compensation expense	(13)	(10)	(44)	(39)
Restructuring and related costs	(3)	—	(6)	—
Amortization of acquisition-related balances	(134)	(15)	(170)	(46)
Acquisition and integration costs	(12)	(4)	(39)	(11)
Acquisition-related compensation expense	—	—	(28)	—
Separation and related costs	(4)	(6)	(18)	(16)
Japan pension settlement gain	—	—	68	—
Other	(2)	1	(2)	7
Income (loss) from operations, as reported	(4)	106	200	299
Interest income	2	1	5	2
Interest expense	(22)	(11)	(58)	(35)
Other income (expense), net	(1)	1	2	2
Income (loss) before taxes, as reported	$(25)	$97	$149	$268

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Assets:
As of July 31, 2017	$1,679	$772	$2,055	$295	$4,801
As of October 31, 2016	$1,805	$773	$—	$273	$2,851

19. SUBSEQUENT EVENT
Acquisition of Scienlab. On August 31, 2017, we acquired all of the outstanding common stock of Scienlab for approximately $62 million in cash. Scienlab is a Germany-based company that provides test solutions to automotive original equipment manufacturers and Tier 1 suppliers in the automotive and energy markets. This acquisition complements our portfolio, allowing end-to-end solutions for hybrid electric vehicles, electric vehicles, and battery test solutions that address e-mobility market dynamics. The initial accounting for the business combination is currently being completed and will be included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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
Three and nine months ended July 31, 2017 and 2016
Total orders for the three and nine months ended July 31, 2017 were $879 million and $2,379 million, respectively, an increase of 24 percent and 11 percent, respectively, when compared to the same periods last year, and an increase of 25 percent and 11 percent, respectively, excluding the impact of currency fluctuations. Orders associated with the Ixia acquisition accounted for 17 percentage points and 6 percentage points of order growth for the three and nine months ended July 31, 2017, respectively, when compared to the same periods last year.
Net revenue of $832 million and $2,311 million for the three and nine months ended July 31, 2017 increased 16 percent and 7 percent, respectively, when compared to the same periods last year and increased 17 percent and 7 percent, respectively, excluding the impact of currency fluctuations. For both the three and nine months ended July 31, 2017, the Ixia Solutions Group added approximately 12 percentage points and 5 percentage points of revenue growth, respectively. Strength in revenue from the Electronic Industrial Solutions Group and the Services Solutions Group was partially offset by a decline in the Communications Solutions Group.
Net income (loss) for the three and nine months ended July 31, 2017 was $(18) million and $140 million, respectively, compared to $91 million and $243 million, respectively, for the corresponding periods last year. The decline in net income for the three and nine months ended July 31, 2017 is primarily driven by unfavorable impact from amortization of acquisition-related balances related to Ixia.
In fiscal 2015, we initiated a phased program associated with our separation from Agilent to resize and optimize our infrastructure from the one that had been established to serve a diversified technology company. The focus of the first phase of the program was on the IT infrastructure to support finance, sales and human resources. The second phase of the program, which was initiated in the third quarter of fiscal 2016, primarily addresses the optimization of the IT infrastructure to support the services business. We recognized costs related to this program of $4 million and $18 million for the three and nine months ended July 31, 2017, respectively, and $6 million and $16 million for the three and nine months ended July 31, 2016, respectively. We expect to recognize additional costs estimated to range from $4 million to $7 million through fiscal 2018.
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
Japan Pension Settlement Gain
On December 15, 2016, we transferred a portion of the assets and obligations of our Japanese Employees’ Pension Fund ("EPF") to the Japanese government. The remaining portion of the EPF was transferred to a new Keysight Japan corporate defined benefit pension plan. The difference between the obligations settled with the government of $142 million and the assets transferred to the government of $51 million resulted in an increase in the funded status of the new defined benefit pension plan of $91 million. The settlement resulted in a gain of $68 million, which is included in other operating expense (income) in the consolidated statement of operations.
Restructuring activities
We initiated a targeted workforce reduction program in November 2016 that is expected to reduce Keysight's total headcount by between 60 to 200 employees. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program was designed to support our site consolidation strategy, align with our new industry segment structure and improve efficiency. As of July 31, 2017, approximately 60 employees exited under this workforce reduction program, which we expect to be substantially complete by the end of fiscal 2017.
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
Results from Operations

Orders and Net Revenue
In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. Consistent with our strategy, we are seeing an increase in solution sales, which have a longer order-to-revenue conversion cycle; however, the majority of recorded orders represent firm commitments that will be delivered within six months.
Revenue reflects the delivery and acceptance of the products and services as defined on the customer's terms and conditions. Cancellations are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)
Orders	$879	$707	$2,379	$2,147	24%	11%
Net revenue:
Products	$695	$591	$1,935	$1,810	18%	7%
Services and other	137	124	376	357	10%	5%
Total net revenue	$832	$715	$2,311	$2,167	16%	7%

Orders
Total orders for the three and nine months ended July 31, 2017 were $879 million and $2,379 million, respectively, an increase of 24 percent and 11 percent, respectively, when compared to the same periods last year and increased 25 percent and 11 percent, respectively, excluding the impact of currency fluctuations. Orders associated with the Ixia acquisition accounted for 17 percentage points and 6 percentage point of order growth for the three and nine months ended July 31, 2017, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2017, orders grew across all geographies.

Net Revenue
The following table provides the percent change in net revenue for the three and nine months ended July 31, 2017 by geographic region including and excluding the impact of currency changes as compared to the same period last year.

	Year over Year % Change
	Three Months Ended		Nine Months Ended
	July 31, 2017		July 31, 2017
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	23%	23%	7%	7%
Europe	13%	14%	3%	6%
Japan	2%	6%	2%	—%
Asia Pacific ex-Japan	15%	15%	10%	10%
Total net revenue	16%	17%	7%	7%
Net revenue of $832 million and $2,311 million for the three and nine months ended July 31, 2017 increased 16 percent and 7 percent, respectively, when compared to the same periods last year and increased 17 percent and 7 percent, respectively, excluding the impact of currency fluctuations. Revenue associated with the Ixia acquisition accounted for 12 percentage points and 5 percentage points of revenue growth for both the three and nine months ended July 31, 2017 when compared to the same periods last year.
Revenue from the Communications Solutions Group represented approximately 50 percent and 55 percent of total revenue for the three and nine months ended July 31, 2017, respectively, and decreased 1 percent and 2 percent year-over-year, respectively. For the three months ended July 31, 2017, the Communications Solutions Group contribution was negligible to the total revenue growth, primarily driven by declines in the Americas and Europe, partially offset by growth in Japan, while Asia Pacific excluding Japan was flat. For the nine months ended July 31, 2017, the Communications Solutions Group contributed 1 percentage point decline to the total revenue growth, with declines in the Americas, Europe and Asia Pacific excluding Japan, partially offset by growth in Japan.
Revenue from the Electronic Industrial Solutions Group represented approximately 26 percent and 28 percent of total revenue for the three and nine months ended July 31, 2017, and grew 14 percent and 10 percent year-over-year, respectively. For the three months ended July 31, 2017, the Electronic Industrial Solutions Group contributed 4 percentage points to the total revenue growth, with growth in Asia Pacific excluding Japan, Europe and the Americas, partially offset by a decline in Japan. For the nine months ended July 31, 2017, the Electronic Industrial Solutions Group contributed 2 percentage points to total revenue growth, with growth in Asia Pacific excluding Japan and Europe, partially offset by declines in the Americas and Japan.
Revenue from the Ixia Solutions Group represented approximately 11 percent and 4 percent of total revenue for the three and nine months ended July 31, 2017, respectively. Revenue from the Ixia Solutions Group contributed 12 percentage points and 5 percentage points to the total revenue growth for the three and nine months ended July 31, 2017, respectively.
Revenue from the Services Solutions Group represented approximately 13 percent of total revenue for the three and nine months ended July 31, 2017, respectively, and grew 4 percent and 5 percent year-over-year, respectively. For the three and nine months ended July 31, 2017, the Services Solutions Group contribution was negligible and 1 percentage point to the total revenue growth, respectively. For the three months ended July 31, 2017, revenue growth in the Americas, Asia Pacific excluding Japan and Japan was partially offset by a decline in Europe. For the nine months ended July 31, 2017, revenue grew across all geographies.
Costs and Expenses

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
Total gross margin	49.4%	56.8%	53.1%	55.6%	(7) ppts	(2) ppts
Operating margin	(0.5)%	14.9%	8.7%	13.8%	(15) ppts	(5) ppts

in millions
Research and development	$132	$104	$359	$320	26%	12%
Selling, general and administrative	$286	$200	$755	$607	43%	24%
Other operating expense (income), net	$(3)	$(4)	$(86)	$(22)	(18)%	297%

Gross margin decreased 7 percentage points and 2 percentage points for the three and nine months ended July 31, 2017, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2017, the decline in gross margin was driven by unfavorable impact from amortization of acquisition-related assets and increase in warranty expenses as a result of a one-time reduction in the standard warranty accrual recognized during the three months ended July 31, 2016, partially offset by favorable mix.
Research and development expense increased 26 percent for the three months ended July 31, 2017 compared to the same period last year, driven by the addition of Ixia to the cost structure along with higher people-related costs. Research and development expense increased 12 percent for the nine months ended July 31, 2017 compared to the same period last year, driven by the addition of Ixia to the cost structure, acquisition-related compensation costs and other people-related costs. As a percentage of revenue, research and development expense was 16 percent for the three and nine months ended July 31, 2017, respectively, as compared to 15 percent for the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses increased 43 percent for the three months ended July 31, 2017 compared to the same period last year, primarily driven by the addition of Ixia to our cost structure, increases in amortization of acquisition-related assets, acquisition and integration costs, investments in sales resources and people-related costs. Selling, general and administrative expenses increased 24 percent for the nine months ended July 31, 2017 compared to the same period last year, primarily driven by the addition of Ixia to our cost structure, increases in acquisition and integration costs, amortization of acquisition-related assets, acquisition-related compensation costs, investments in sales resources and people-related costs, partially offset by lower infrastructure-related costs, marketing expenses and favorable impact from foreign currency movement.
Other operating expense (income), net for the three months ended July 31, 2017 and 2016 was income of $3 million and $4 million, respectively. For the nine months ended July 31, 2017 and 2016, other operating expense (income), net was income of $86 million and $22 million, respectively. The increase in other operating income for the nine months ended July 31, 2017 was largely driven by $68 million from a Japan pension settlement gain.
Operating margin for the three months ended July 31, 2017 decreased 15 percentage points when compared to the same period last year, primarily driven by increases in amortization of acquisition-related assets, acquisition and integration costs, investments in sales resources and people-related costs, partially offset by gains related to revenue volume. Operating margin for the nine months ended July 31, 2017 decreased 5 percentage points as compared to the same period last year, primarily driven by increases in amortization of acquisition-related assets, acquisition and integration costs, investments in sales resources and people-related costs, partially offset by gains related to a Japan pension settlement and revenue volume.

As of July 31, 2017, our headcount was approximately 12,300 as compared to approximately 10,300 at July 31, 2016. The increase was driven by the acquisition of Ixia.

Interest Expense
Interest expense for the three and nine months ended July 31, 2017 was $22 million and $58 million, respectively, as compared to $11 million and $35 million, respectively, for the comparable periods last year. The increase in interest expense for the three-month period is primarily due to interest expense and amortization of debt issuance costs on $700 million of senior notes issued in April 2017 and new borrowings under a senior unsecured term loan and revolving credit facility. The increase in interest expense for the nine-month period is primarily due to costs related to a bridge loan facility that expired in April, interest expense and amortization of debt issuance costs on $700 million of senior notes issued in April 2017 and new borrowings under a senior unsecured term loan and revolving credit facility. The new debt issuances provided partial funding for the acquisition of Ixia.
Income Taxes
The company’s effective tax rate was a benefit of 24.4 percent for the three months ended July 31, 2017 and an expense of 6.5 percent for the nine months ended July 31, 2017. Income tax benefit was $7 million for the three months ended July 31, 2017 and income tax expense was $9 million for the nine months ended July 31, 2017. The decrease in the total income tax expense for the three months ended July 31, 2017 is primarily due to the post-acquisition tax restructuring for integration of Ixia into our business model. The income tax provision for the three and nine months ended July 31, 2017 included a net discrete benefit of $33 million and $2 million, respectively. The increase in discrete benefit for the three months ended July 31, 2017 is primarily related to the post-acquisition tax restructuring for integration of Ixia into our business model. The net discrete benefit for the nine months ended July 31, 2017 is primarily related to the discrete benefit resulting from the post-acquisition tax restructuring for integration of Ixia into our business model offset by the discrete expense related to an increase in the valuation allowance on certain state deferred tax assets and the increase in discrete expense related to the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).

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
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the Tax Matters Agreement, for certain entities including Malaysia, any historical tax liability is the responsibility of Keysight. The Malaysian tax authority is pursuing a tax assessment, including penalties, of $70 million. However, the company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia is closed and the income in question is exempt from tax in Malaysia. Therefore, the company has not reserved for this potential exposure as of July 31, 2017. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
At July 31, 2017, our estimated annual effective tax rate is an expense of 12.2 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our effective tax rate differs from the U.S. statutory rate primarily due to the benefit of Ixia expenses resulting from purchase accounting valuations, the tax impact of a transfer of intangibles related to the integration of Ixia, the mix of earnings in non-U.S. jurisdictions taxed at lower rates, our permanent reinvestment assertion of foreign subsidiary earnings outside of the U.S., reserves for uncertain tax positions, the U.S. federal research and development tax credit and the impact of permanent differences.
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
The profitability of each segment is measured after excluding, among other things, charges related to the amortization of acquisition-related assets, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share-based compensation, separation and related costs, interest income and interest expense.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)		(in millions)
Net revenue	$418	$424	$1,276	$1,310	(1)%	(3)%
The Communications Solutions Group revenue for the three and nine months ended July 31, 2017 decreased 1 percent and 3 percent when compared to the same period last year, primarily driven by a decline in the aerospace, defense and government market, partially offset by growth in the commercial communications market.
Revenue from the commercial communications market represents approximately 61 percent and 60 percent of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2017, and increased 1 percent year-over-year, respectively, for both periods. For the three months ended July 31, 2017, revenue growth in the Americas and Asia Pacific excluding Japan was offset by a decline in Europe, while Japan was flat when compared to the same period last year. For the nine months ended July 31, 2017, growth in Asia Pacific excluding Japan and the Americas was offset by a decline in Europe, while Japan was flat when compared to the same period last year. The commercial communications market revenue growth was driven by growth in 5G and next-generation data center technologies offset by lower 4G-related investments.
Revenue from the aerospace, defense and government market represents approximately 39 percent and 40 percent of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2017, respectively, and decreased 4 percent and 7 percent year-over-year, respectively. For the three months ended July 31, 2017, revenue declines in the Americas and Asia Pacific excluding Japan was partially offset by growth in Europe and Japan. For the nine months ended July 31, 2017, declines in Asia Pacific excluding Japan and the Americas was partially offset by growth in Japan and Europe. The aerospace, defense and government market revenue decline was driven by continued weakness in the U.S. combined with lower spending in China.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2017 versus the three and nine months ended July 31, 2016.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
Total gross margin	61.2%	61.7%	61.0%	61.0%	(1)ppt	—
Operating margin	15.7%	18.1%	16.7%	18.2%	(2) ppts	(2) ppts

in millions
Research and development	$75	$75	$224	$227	1%	(1)%
Selling, general and administrative	$116	$112	$347	$340	4%	2%
Other operating expense (income), net	$(1)	$(2)	$(5)	$(7)	(33)%	(27)%
Income from operations	$66	$77	$213	$239	(14)%	(11)%
Gross margin for the three and nine months ended July 31, 2017 decreased 1 percentage point and was flat, respectively, when compared to the same periods last year. The gross margin decline for the three months ended July 31, 2017 was primarily driven by lower revenues, increase in warranty expenses as a result of a one-time reduction in the standard warranty accrual recognized during the three months ended July 31, 2016 and higher inventory charges.
Research and development expenses for the three months ended July 31, 2017 increased 1 percent compared to the same period last year, driven by higher people-related costs. Research and development expenses for the nine months ended July 31, 2017 decreased 1 percent compared to the same period last year, primarily driven by reductions in discretionary spending. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expenses for the three and nine months ended July 31, 2017 increased 4 percent and 2 percent, respectively, primarily driven by investments in sales resources.

Other operating expense (income) for the three months ended July 31, 2017 and 2016 was income of $1 million and $2 million, respectively. Other operating expense (income) for the nine months ended July 31, 2017 and 2016 was income of $5 million and $7 million, respectively.
Income from Operations
Income from operations for the three and nine months ended July 31, 2017 decreased $11 million and $26 million, respectively, on a corresponding revenue decrease of $6 million and $34 million, respectively, when compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2017 declined 2 percentage points when compared to the same periods last year, driven by lower revenue and increased investment in sales resources.
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
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)		(in millions)
Net revenue	$218	$191	$630	$575	14%	10%
The Electronic Industrial Solutions Group revenue for the three months ended July 31, 2017 increased 14 percent when compared to the same period last year, primarily driven by strong growth in semiconductor measurement, automotive and energy and general electronics measurement markets. Strong revenue growth in Asia Pacific excluding Japan, Europe and the Americas was partially offset by a decline in Japan. The Electronic Industrial Solutions Group revenue for the nine months ended July 31, 2017 increased 10 percent when compared to the same period last year, primarily driven by strong growth in semiconductor measurement and automotive and energy markets, while general electronics measurement markets remained flat. Strong revenue growth in Asia Pacific excluding Japan and Europe was partially offset by declines in the Americas and Japan.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2017 versus the three and nine months ended July 31, 2016.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
Total gross margin	61.1%	60.7%	61.0%	59.1%	—	2 ppts
Operating margin	25.3%	23.1%	24.5%	21.3%	2 ppts	3 ppts

in millions
Research and development	$30	$27	$89	$81	10%	9%
Selling, general and administrative	$49	$46	$144	$139	8%	4%
Other operating expense (income), net	$(1)	$(1)	$(3)	$(3)	—%	(2)%
Income from operations	$55	$44	$154	$122	25%	26%
Gross margin for the three months ended July 31, 2017 was flat when compared to the same period last year, primarily driven by higher revenue volume offset by an increase in warranty expenses as a result of a one-time reduction in the standard warranty accrual recognized during the three months ended July 31, 2016 and higher inventory charges. Gross margin for the nine months ended July 31, 2017 increased 2 percentage points when compared to the same period last year, primarily driven by higher revenue volume and a more favorable mix.

Research and development expense for the three and nine months ended July 31, 2017 increased 10 percent and 9 percent, respectively, compared to the same periods last year, primarily driven by continued investments in leading-edge technologies and key growth opportunities in our end markets. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.

Selling, general and administrative expenses for the three and nine months ended July 31, 2017 increased 8 percent and 4 percent, respectively, compared to the same periods last year, primarily due to investments in sales resources.

Other operating expense (income) for both the three months ended July 31, 2017 and 2016 was income of $1 million. Other operating expense (income) for both the nine months ended July 31, 2017 and 2016 was income of $3 million.
Income from Operations
Income from operations for the three and nine months ended July 31, 2017 increased $11 million and $32 million, respectively, on a corresponding revenue increase of $27 million and $55 million, respectively, when compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2017 increased 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year, primarily driven by higher revenue volume, partially offset by increased investments in R&D and sales resources.
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

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
Total gross margin	77.0%	—%	77.0%	—%	n/a	n/a
Operating margin	19.9%	—%	16.8%	—%	n/a	n/a

in millions
Net revenue	$120	$—	$132	$—	n/a	n/a
Research and development	$21	$—	$25	$—	n/a	n/a
Selling, general and administrative	$47	$—	$54	$—	n/a	n/a
Other operating expense (income), net	$—	$—	$—	$—	n/a	n/a
Loss from operations	$24	$—	$22	$—	n/a	n/a
Revenue from the Ixia Solutions Group contributed 17 percentage points and 6 percentage points to the total Keysight revenue growth for the three and nine months ended July 31, 2017, respectively. Revenue from the Ixia Solutions Group represents 14 percent and 6 percent of the total Keysight revenue for the three and nine months ended July 31, 2017, respectively.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)		(in millions)
Net revenue	$107	$103	$309	$294	4%	5%
The Services Solutions Group revenue for the three and nine months ended July 31, 2017 increased 4 percent and 5 percent, respectively, when compared to the same periods last year. For the three months ended July 31, 2017, the revenue increase was driven by strong growth in sales of used equipment, complimented by steady growth in calibration services. Revenue growth in the Americas, Asia Pacific excluding Japan and Japan was partially offset by a decline in Europe. For the nine months ended July 31, 2017, revenue from used equipment and calibration services was partially offset by a decline in revenue from repair services. Revenue grew in all regions, led by the Americas and Asia Pacific excluding Japan.
Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2017 versus the three and nine months ended July 31, 2016.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
Total gross margin	41.8%	42.4%	40.7%	40.5%	(1) ppt	— ppt
Operating margin	18.1%	18.7%	16.3%	14.7%	(1) ppt	2 ppts

in millions
Research and development	$—	$—	$1	$5	—%	(74)%
Selling, general and administrative	$25	$25	$76	$73	4%	5%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	8%	27%
Income from operations	$19	$19	$50	$43	—%	16%
Gross margin for the three months ended July 31, 2017 decreased 1 percentage point when compared to the same period last year primarily driven by higher warranty and higher expenses associated with the investments we are making to expand our multi-vendor calibration and asset management services. Gross margin for the nine months ended July 31, 2017 was flat when compared to the same period last year, as gains from higher revenue volume and favorable mix were offset by higher expenses associated with the investments we are making to expand our multi-vendor calibration and asset management services.
Research and development expense for the three and nine months ended July 31, 2017 was flat and decreased 74 percent, respectively, compared to the same periods last year. The decline is primarily driven by a change in the Services Solutions Group's share of centralized investment in research and development.

Selling, general and administrative expense for the three and nine months ended July 31, 2017 increased 8 percent and 27 percent, respectively, when compared to the same periods last year primarily due to investments in sales resources and an increase in people-related costs.

Other operating expense (income) for the three months ended July 31, 2017 and 2016 was income of $1 million. Other operating expense (income) for the nine months ended July 31, 2017 and 2016 was income of $2 million.
Income from Operations
Income from operations for the three and nine months ended July 31, 2017 was flat and increased $7 million, respectively, when compared to the same periods last year, on a corresponding revenue increase of $4 million and $15 million, respectively, when compared to the same periods last year.
Operating margin for the three months ended July 31, 2017 decreased 1 percentage point as compared to the same period last year, driven by lower gross margin. Operating margin for the nine months ended July 31, 2017 increased 2 percentage points as compared to the same period last year, primarily driven by higher revenue volume and slight decline in operating expenses.

FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of July 31, 2017 consisted of cash and cash equivalents of $873 million as compared to $783 million as of October 31, 2016.
As of July 31, 2017, approximately $800 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Cash held outside of the U.S. can be used for non-U.S. growth and expansion. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit for a few locations which are unable to access internal funding.
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
Net cash provided by operating activities was $249 million for the nine months ended July 31, 2017 compared to $277 million for the same period in 2016.

•
Net income for the first nine months of fiscal 2017 decreased $103 million. Changes to non-cash income and expenses included a $52 million increase in depreciation and amortization expense, a $48 million decrease in deferred tax expense, a $9 million fee associated with a bridge loan facility, an impairment charge of $7 million related to cancellation of an in-process R&D project, a $5 million increase in share-based compensation expense, a $2 million decline in gain from sale of land, a $2 million decline in excess and obsolete inventory-related charges and a $3 million decrease in other miscellaneous non-cash expenses as compared to the same period last year. The change in retirement and post-retirement benefits, net for the nine months ended July 31, 2017 includes an adjustment for a non-cash gain of $68 million related to a Japan pension settlement gain. Additionally, we paid $28 million of acquisition-related compensation expense to redeem certain of Ixia's outstanding unvested stock awards as of the date of the Merger Agreement that were determined to relate to post-merger service periods and expensed in Keysight's consolidated financial statements.

•
The aggregate of accounts receivable, inventory and accounts payable provided net operating cash of $7 million during the first nine months of fiscal 2017 compared to cash used of $77 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. Additionally, $48 million of amortization related to the fair value adjustment to inventory due to the Ixia acquisition was recognized in the nine months ended July 31, 2017.

•
The aggregate of employee compensation and benefits, income tax payable and other assets and liabilities provided net operating cash of $9 million during the first nine months of fiscal 2017 compared to cash used of $8 million in the comparable period last year. The difference is primarily due to an increase in income tax & variable compensation payments as compared to the same period last year and other differences due to timing of accruals and collections versus payments between the periods.

•
We contributed $24 million to our non-U.S. defined benefit plans during the first nine months of fiscal 2017, compared to $29 million in the same period last year. We expect to contribute approximately $10 million to our non-U.S. defined benefit plans during the remainder of 2017. For the nine months ended July 31, 2017 and 2016, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan, and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2017.
Net Cash Used in Investing Activities
Net cash used in investing activities was $1,646 million for the nine months ended July 31, 2017 as compared to $76 million for the same period last year. In the nine months ended July 31, 2017, we paid $1,622 million, net of $72 million of cash acquired, for the acquisition of Ixia and $20 million for another acquisition. The purchase consideration includes approximately $47 million paid to Ixia employees for vested equity awards. Investments in property, plant and equipment were $54 million for the nine months ended July 31, 2017 compared to $76 million in the same period last year. The decrease in capital expenditures was primarily due to the timing of payments. We received $8 million and $10 million of proceeds from the sale of land in the nine months ended July 31, 2017 and 2016, respectively. We received $42 million of proceeds from the sale of investments in the nine months ended July 31, 2017 compared to $1 million in the same period last year. We expect that total capital expenditures for the current year will be approximately $85 million.
Net Cash Used in Financing Activities
Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock, proceeds from and repayments of borrowings, issuance of common stock under employee stock plans, treasury stock repurchases and debt issuance cost. For the nine months ended July 31, 2017, net cash provided by financing activities was $1,482 million compared to cash used of $25 million for the same period in 2016, primarily due to proceeds used to fund the acquisition of Ixia, including the issuance of long-term debt of $1,069 million, short-term borrowings of $170 million, and issuance of common stock under public offering of $444 million, net of issuance costs. During the three months ended July 31, 2017, we repaid $240 million of the borrowings, including $140 million of short-term debt and $100 million of long-term debt. In addition, during the nine months ended July 31, 2017, we issued common stock under employee stock plans of $51 million compared to $42 million for the same period last year.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the three months ended July 31, 2017, we repaid $140 million of borrowings outstanding under the Revolving Credit Facility. As of July 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2017.
Bridge Facility
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. Under the terms of commitment letter, the Bridge Facility was automatically terminated upon the Ixia acquisition on April 18, 2017. For the nine months ended July 31, 2017, we incurred costs in connection with the Bridge Facility of $9 million that were amortized to interest expense.
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

There were no changes to the principal, maturity, interest rates and interest payment terms of the senior notes due in 2019 and 2024 during the nine months ended July 31, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. During the three months ended July 31, 2017, we repaid $100 million of the term loan. As of July 31, 2017, we had borrowings outstanding under the term loan of $300 million, of which $40 million is due in the next twelve months. In connection with the term loan, we incurred issuance costs of $1 million that are being amortized to interest expense over the term of loan.
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
The following table summarizes our total contractual obligations at July 31, 2017. The amounts presented in the table do not reflect $33 million of liabilities related to uncertain tax positions as of July 31, 2017, as we are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

	Total	Less than one year	One to three years	Three to five years	More than five years
	(in millions)
Debt obligations	$2,100	$40	$760	$—	$1,300
Interest payments on long-term debt	568	84	153	119	212
Operating lease commitments	214	46	75	38	55
Capital lease commitments	4	—	1	1	2
Commitments to contract manufacturers and suppliers	345	342	3	—	—
Retirement plans	10	10	—	—	—
Other purchase commitments	35	35	—	—	—
Total	$3,276	$557	$992	$158	$1,569
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
In addition to the commitments to contract manufacturers and suppliers referenced above, we record a liability for firm, non-cancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of July 31, 2017, the liability for our excess firm, non-cancellable and unconditional purchase commitments was $10 million, compared to $9 million as of October 31, 2016. These amounts are included in other accrued liabilities in our consolidated balance sheet.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. We can typically cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we disclose the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of July 31, 2017, our contractual obligations with these suppliers were approximately $35 million within the next fiscal year, as compared to approximately $35 million as of October 31, 2016.
We had no material off-balance sheet arrangements as of July 31, 2017 or October 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. There were no material changes during the nine months ended July 31, 2017 to this information reported in the company’s 2016 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
On April 18, 2017, we completed the acquisition of Ixia and have commenced the integration of Ixia into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the three months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2017.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2017 through May 31, 2017	—	N/A	—	$138,515,618
June 1, 2017 through June 30, 2017	—	N/A	—	$138,515,618
July 1, 2017 through July 31, 2017	—	N/A	—	$138,515,618
Total	—	N/A	—

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

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

Exhibit
Number	Description
11.1	See Note 6, “Net Income (Loss) Per Share,” to our Condensed Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 6, 2017	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 6, 2017	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)