Form 10-K
period 2017-10-31
Keysight Technologies, Inc.
filed 2017-12-20
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2017 was approximately $5 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 15, 2017, there were 187,284,245 shares of our common stock outstanding.
_____________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 22, 2018 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2017 are incorporated by reference into Part III of this Report.
III

Forward-Looking Statements
This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of economic instability, and our and the combined group's estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Item 1A and elsewhere in this Form 10-K.
PART I
Item 1.  Business
Overview
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company”), incorporated in Delaware on December 6, 2013, is a measurement company providing electronic design and test solutions to communications and electronics industries. We provide electronic design and test instrumentation systems and related software, software design tools, and services that are used in the design, development, manufacture, installation, deployment, validation, optimization and secure operation of electronics systems. Related services include start-up assistance, instrument productivity, application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.
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
On August 31, 2017, we acquired all of the outstanding common stock of ScienLab for $60 million, net of $2 million of cash acquired. ScienLab is a Germany-based company that provides test solutions to automotive original equipment manufacturers and Tier 1 suppliers in the automotive and energy markets. This acquisition complements our portfolio, allowing end-to-end solutions for hybrid electric vehicles, electric vehicles, and battery test solutions that address e-mobility market dynamics. We funded the acquisition using existing cash. As a result of the acquisition, ScienLab has become a wholly-owned subsidiary of Keysight.
We have a comprehensive sales strategy that uses our direct sales force, distributors, resellers and manufacturer's representatives. The strategy varies based on the size of customer, the complexity of products and geographical coverage. We generated $3.2 billion of net revenue in 2017 and $2.9 billion of net revenue in fiscal year 2016 and 2015. Of our total net revenue of $3.2 billion for the fiscal year ended October 31, 2017, we generated 33 percent in the United States and 67 percent outside the United States. As of October 31, 2017, we had approximately 12,600 employees worldwide. Our primary research and development sites are in California, Colorado, Georgia and Texas in the United States and outside of the United States in China, Finland, Germany, U.K., India, Japan, Malaysia, Romania, Singapore and Spain.

Net revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2017, 2016 and 2015 are shown in Note 20, "Segment Information," to our consolidated financial statements, which we incorporate by reference herein.
We had more than 16,000 direct customers for our products and services in fiscal year 2017 and greater than 32,000 customers including indirect channels. No single customer represented 10 percent or more of our net revenue. Many of our customers acquire products and services across multiple segments.

Strategies
With a singular focus on electronic design and test, we deliver market-leading solutions across a wide range of industries, including commercial communications, aerospace, defense and government, automotive, energy, semiconductor and electronic industrial. Additionally, we provide test, security and visibility solutions that validate, secure and optimize networks and applications from engineering concept to live deployment. Our research and development focuses on our customers' design and test challenges, from design simulation to prototype validation to manufacturing test, to optimization in the network. Our company’s goal is to increase the productivity of our customers by speeding their product "time-to-market.” Market and customer opportunities are driven by evolving technology standards, as well as the need for faster data rates and new form factors, from feature-rich solutions to modular solutions to handheld instruments. Our strategic focus is to deliver market-leading solutions and growth by investing in the following areas:

•
New wireless communication measurement solutions.  We are investing in the development of new wireless communications test solutions to satisfy the commercial communications end market that is being driven by growth in mobile data and evolving wireless standards, particularly 5G. The acquisition of Anite in the fourth quarter of fiscal 2015 strengthened our wireless software design and test portfolio, and its Network Test business expanded our served addressable market. Our early 5G solutions have also been gaining tangible traction. With our technical breadth and expertise and strategic engagement with market-leading customers and partners around the world, we have leading-edge solutions for 5G applications available when needed, even as development schedules accelerate.

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

•
New automotive design and measurement solutions.  We are actively investing in the development of new automotive test solutions to address the rapidly emerging electric, hybrid electric, connected and autonomous vehicle segments. In support of this strategy we successfully completed the acquisition of ScienLab, an automotive electrical energy test provider, during fiscal 2017.

•
First to market network test solutions. The rapidly growing number of high-speed, connected devices requires service providers and data center operators to continuously update their networks to deliver higher levels of data transfer performance, improve customer quality of service and enhance network security. The acquisition of Ixia in the second quarter of FY17 established Keysight Technologies as a market leader in next generation network test and network visibility solutions.

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

•
New services solutions. Our services business represents a meaningful growth opportunity as we invest in expanding our services solutions portfolio. Our focus on growing services through multi-vendor managed services and asset management builds upon a strong foundation of global repair and calibration capabilities. In addition, our used equipment remarking business provides an excellent foundation to grow our technology refresh programs. We are also expanding our services solutions into new areas, such as tiered product and solution technical support.

Strengths
Our Electronic Measurement Business originated in 1939. Our legacy encompasses more than 75 years of innovation, measurement science expertise and deep customer relationships. We do business with most Fortune 1000 companies that are developing electronic products. We help accelerate innovation to connect and secure the world. The following strengths are significant:

•
Technology Leadership as a Competitive Differentiator. Proprietary software and hardware technologies unavailable on the commercial market and developed by our fourteen R&D centers around the world enable many Keysight products to deliver the best design and measurement solution capability available for our customers’ engineering requirements. Built on an intellectual property foundation developed over several decades, Keysight’s EDA computer aided design software for radio and microwave frequency designs is the premiere tool used by over two-thirds of the world’s engineers doing design work in this field. Some of Keysight’s hardware technologies are designed and manufactured in our own in-house integrated circuit fabrication facilities, which were purpose-built and optimized to deliver unmatched performance and capabilities across the broad portfolio of Keysight instruments. Once developed, these technologies can be deployed into multiple instrument form factors, which includes benchtop instruments, modular instruments and handheld portable instruments. For Keysight, deploying technology across all the instrument form factors provides multiple revenue streams from a single technology investment. The result is that Keysight is recognized as being a product leader in five core engineering instrumentation categories; RF and Microwave Design Simulation software, Network Test, Network Analyzers, Signal Analyzers, and Signal Sources.

•
Broad Portfolio of Solutions to Address Customer Needs. Keysight has the broadest portfolio of electronic design and test solutions in the industry. Our hardware product portfolio spans many technologies, price points and form factors. We address time and frequency domain applications with RF, microwave, high-speed digital and general instrumentation. In addition, we have a broad portfolio of software products including EDA software for RF and high-speed digital design, hundreds of measurement application solutions to help customers make specific measurements quickly and consistently, and software tools for programming.

•
Industry-Leading Commitment to Product Quality and Reliability. Keysight has a reputation in the industry for high-quality and high-reliability electronic measurement instrumentation and software. Ensuring quality and reliability is an integral part of our new product development processes.

•
Large Installed Base. We have a large installed base of equipment because of the breadth of our product portfolio and our long history of producing high-performance and high-quality products. This installed base enables a strong and growing Services Solutions Group that provides a wide range of calibration and repair services, on both a per incident and contract basis, and provides a significant source of loyal customers for future sales.

•
Sales Channel with Global Reach. We have a worldwide and comprehensive sales channel. We have experienced management teams and highly technical sales and application engineers in all parts of the world, including a strong local presence in emerging markets. Our sales channel strategy is segmented by customer size, customer location and product characteristics. We deploy a direct sales organization focused on selling higher performance products and industry solutions to global and geographic accounts. Approximately 77 percent of our business comes from customer interactions with our direct sales organization. To ensure broad geographic coverage and further drive growth, we maintain a network of over 700 channel partners to complement our direct sales force.

•
Centralized Order Fulfillment. Our order fulfillment organization allows us to leverage the scale and scope of our business to provide high-quality, market-leading instrument solutions to our customers while generating competitive gross margins. Keysight has a central order fulfillment organization that supplies solutions to customers across geographies. Our Penang, Malaysia site is our largest manufacturing facility, with a proven track record of operational excellence, technology capability and quality. We have an established network of suppliers and subcontractors, especially in Asia, that complements our in-house capabilities.

•
Business Model. Our operating model incorporates a substantial amount of cost structure flexibility with the intent to be materially profitable across the business cycle. Our variable compensation programs, sales channel strategy and the outsourced components of our supply chain have been implemented to improve the flexibility of our cost structure.

Operating Segments
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve which resulted in three reportable operating segments, Communications Solutions Group (“CSG”), Electronic Industrial Solutions Group (“EISG”), and Services Solutions Group (“SSG”). CSG and EISG are from our previous Measurement Solutions segment, while SSG was formerly reported as the company's Customer Support and Services segment. Prior period amounts were revised in 2016 to conform to the presentation. On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable segment, the Ixia Solutions Group (“ISG”). The new organizational structure continues to include centralized enterprise functions that provide support across the groups.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. This business generated revenue of $1.7 billion in fiscal 2017, $1.8 billion in fiscal 2016 and $1.7 billion in fiscal 2015.

Communications Solutions Group Markets
Our Communications Solutions Group serves the following two markets:
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
Aerospace, Defense and Government Market
We market our electronic design and test solutions to manufacturers and research laboratories within the aerospace and defense industries. This market includes commercial and government customers and their contracted suppliers. The modernization of satellite, radar and surveillance systems worldwide is a driver of test demand within the aerospace and defense market.
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

RF and Microwave Products
Our RF and microwave test instruments and related software and EDA software tools are used mainly in wireless and aerospace and defense applications. These products are required for the design and production of wireless network products, communications links, mobile devices and base stations. RF and microwave test instruments include signal analyzers, signal generators, network analyzers, one-box testers and power meters. The acquisition of Anite provides the software and hardware tools used to design and test the software portion of wireless devices and test the performance of networks.
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
Communications Solutions Group Sales and Support
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
To complement our direct sales force, we have agreements with channel partners around the world. These partners, including resellers, manufacturer’s representatives and distributors, serve customers across both the commercial communications and the aerospace, defense and government end markets and are expected to provide the same level of service and support as our direct sales force. Lower dollar sales transactions are also served by our tele‑sales and electronic commerce channels.

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
Communications Solutions Group Competition
The market for electronic design and test solutions is highly competitive across our targeted markets. In the commercial communications market, our primary competitors are Rohde & Schwarz GmbH & Co. KG, Tektronix, Inc. (a subsidiary of Fortive Corporation), Anritsu Corporation, Cobham plc, LeCroy Corporation (a subsidiary of Teledyne Technologies), National Instruments Corporation and Teradyne, Inc. In the aerospace, defense and government market, our primary competitors are Rohde & Schwarz GmbH, & Co. KG, Cobham plc, LeCroy Corporation and Tektronix, Inc.
Our electronic design and test solutions offer a wide range of products and related software, and these products compete primarily on the basis of product quality, differentiated capability, leading-edge technology and long-term value to our customers.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. This business generated revenue of $836 million in fiscal 2017, $776 million in fiscal 2016 and $758 million in fiscal 2015.
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
Design verification solutions include physical signal characterization and protocol compliance, notably for those links used in industrial, energy and automotive devices and products. Major industry forces are electrifying transportation and changing how electrical energy is generated, stored and controlled. Examples of verification solutions include those that help design engineers qualify and characterize power semiconductor devices, photo-voltaic/electrical vehicle/storage inverters, AC power analysis, DC battery cells/modules and automotive body/safety/engine electronic modules. High-precision and higher-bandwidth power analysis products address the increased power efficiency required with the proliferation of battery-powered and energy-efficient devices. With the recent acquisition of ScienLab, EISG now has the solutions required to test the components in the electrified drive train.
General purpose test and measurement products include hand-held (portable), benchtop instrument and modular forms. Capability includes Digital Multi-Meters, Function Generators, Waveform Synthesizers, Counters, Data Acquisition (“DAQ”), Audio Analyzers, LCR Meters, thermal imaging, low-cost USB modular, precision SMU (“Source Measurement Units”), ultra-high precision device current analyzers, test executive software platforms and a wide variety of power supplies ranging from bench to highly scalable AC/DC modular supplies and electronically programmable loads. These products are increasingly integrated with solution-specific software that enable our customers to dramatically accelerate and improve the effectiveness of their product design, design validation, manufacturing and support activities. Our products also support fundamental measurement science for voltage, current, frequency, signal pulse width, sub-nano-meter distance and complex electronic measurements. This enables industry and government agencies to determine fundamental electrical parameters and ensure customers can calibrate and ensure traceability measurement metrology.
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
Electronic Industrial Solutions Group Sales and Support
We have a comprehensive sales strategy, using a direct sales force, resellers, manufacturer’s representatives and distributors to meet our customers’ needs.
Our direct sales force focuses on addressing our largest customer needs and recommending solutions involving the effective use and deployment of our equipment, systems and capabilities. Some of our direct sales force concentrates on more complex products, such as our high‑performance instruments, where customers require strategic consultation. Our direct sales force consists of field and application engineers who have in‑depth knowledge of the customers’ business and technology needs. Our application engineers provide a combination of consulting, systems integration and application and software engineering services that are pervasive across all stages of the sale, implementation and support of our complex systems and solutions.
To complement our direct sales force, we have agreements with channel partners around the world. These partners, including resellers, manufacturer’s representatives and distributors, serve customers across the automotive and energy, general electronics measurement and semiconductor measurement markets and are expected to provide the same level of service and support as our direct sales force. Lower dollar sales transactions are also served by our tele‑sales and electronic commerce channels.
Electronic Industrial Solutions Group Manufacturing
We concentrate our electronic industrial measurement manufacturing efforts primarily on final assembly and test of our products. To maximize our productivity and our ability to respond to market conditions, we use contract manufacturers for the production of printed circuit boards, sheet metal fabrication, metal die-casting, plastic molding and standard electronic components.  We also manufacture proprietary devices and assemblies in our own fabrication facilities for competitive advantage. We have manufacturing facilities in California and Colorado in the United States. Outside of the United States we have manufacturing centralized in Malaysia, with other manufacturing facilities in China, Germany and Japan. Our Penang, Malaysia site is our largest test and measurement manufacturing facility, with proven operational excellence through scale, scope and expertise.
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
Electronic Industrial Solutions Group Competition
The market for electronic industrial design and test solutions is highly competitive across our targeted markets. In the electronic industrial test market, our primary competitors are Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Keithley/Tektronix/Fluke, Inc. (subsidiaries of Fortive Corporation), LeCroy Corporation (a subsidiary of Teledyne Technologies), National Instruments Corporation, Teradyne, Inc. and Advantest.
Our electronic industrial design and test solutions offer a wide range of products, solutions and related software, and these compete primarily on the basis of product quality, differentiated capability, leading edge technology and long-term value to our customers.
Ixia Solutions Group
The Ixia Solutions Group helps customers validate the performance and security resilience of their networks and associated applications. The group’s test, visibility, and security products help organizations and their customers strengthen their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on the group's solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. The group’s product solutions consist of high-performance hardware platforms, software applications, and services, including warranty and maintenance offerings. From the date of acquisition, this business generated revenue of $256 million in fiscal 2017.
Ixia Solutions Group Markets
We market our network test hardware platforms, software applications and services, and our network visibility products to network equipment manufacturers, service providers, enterprises and governments worldwide. Our network test customers use our products to evaluate the performance of their equipment and networks during the design, manufacture, and pre-deployment stages, as well as after the equipment is deployed in a network. Our network visibility products improve the way our customers manage their data centers, save valuable IT time and maximize return on IT investments.
Ixia Solutions Group Products and Services
Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services. Our highly scalable and flexible products enable our customers to configure solutions based on their specific networks and use cases.

ISG Test Products
We offer a comprehensive suite of software applications in conjunction with our network test hardware platforms that provide customers with the ability to perform a broad range of data, signaling, voice, video, and application testing for layers 1-7 of the network stack. These solutions measure and analyze the performance, functionality, interoperability, service quality, and conformance of networks, network equipment and applications that run on these networks. Our technology-specific application test suites are targeted at a wide range of popular application and security performance and conformance requirements across various protocols, interfaces and types of devices. These include automated and targeted delivery, functionality and performance test for technologies and devices, including storage, video, voice, intelligent networks, specific applications, routing, switching, Wi-Fi, broadband, wireless, software defined networks, and virtual networks and functions. Our application and security load modules recreate cyber security attacks, including exploits, malware, denial of service ("DoS") and mobile malware. These load modules provide application and threat assessment solutions at Internet-scale, and create massive-scale, high fidelity simulation and testing conditions for battle-testing infrastructures, devices, applications and people. All of these technologies are used in a variety of physical and virtual environments, including (but not limited to) R&D test environments, change management and scenario planning for production networks.
ISG Visibility Products
Our visibility solutions provide real-time, end-to-end visibility, insight and security into physical, virtual, Software Defined Networking ("SDN") and Network Functions Virtualization ("NFV") networks; delivering the control, coverage, intelligence and performance customers need in a seamless fashion to protect and improve crucial networking, data center and cloud business assets. Our comprehensive network visibility platform ranges from network test access points ("TAPs"), to high-density, high-availability, cutting edge solutions designed for large and complex data centers and networks. Our proprietary software includes patented filtering and content handling technology that ensures each monitoring tool gets exactly the right data needed for analysis, all powered by the easy to use, drag-and-drop management system. Our advanced processing technologies enable additional intelligence and functionality, including de-duplication, packet slicing, time-stamping, real-time application and threat data, network flow, and session aware mobility load balancing. Our Hawkeye solution quickly and effectively validates network performance, isolates problems, and proactively detects issues by running scheduled verification tests on any site using wireline or wireless connections. Using a combination of hardware and software agents called Performance Endpoints, Hawkeye simulates application traffic and sends key performance metrics to a central console for fast action.
Services
Our service revenues primarily consist of our technical support, warranty and software maintenance services. We also offer training and professional services.
We offer technical support, warranty, and software maintenance services with the sale of our hardware and software products. Many of our products include up to one year of these services with the initial product purchase. Our customers may choose to extend the services for annual or multi-year periods. Our technical support services are delivered by our global team of technically knowledgeable and responsive customer service and support staff, and include assistance with the set-up, configuration, and operation of Ixia products. Our warranty and software maintenance services include the repair or replacement of defective product, bug fixes, and unspecified when and if available software upgrades.
Our technical support and software maintenance services also include our Application Threat Intelligence ("ATI") subscription service for our application and security platforms, which provides a comprehensive suite of application protocols, threat intelligence, software updates and responsive technical support. The ATI subscription service provides full access to the latest security attacks, global malicious site and geolocation data, and application updates for use in real-world test, visibility, security and assessment scenarios. Our customers may choose to purchase the ATI subscription service for annual or multi-year periods.
Ixia Solutions Group Customers
Today’s networks and data centers are continuously improving their performance and scale in order to accommodate the plethora of applications and services we now rely upon to do business, communicate, capture memories, plan, travel and more. Applications drive network capacity, influence quality of experience, introduce potential vulnerabilities, and lead to more innovations. Every organization from device manufacturers, to service providers, to enterprise and government organizations, seeks to optimize networks and data centers in order to accelerate, secure, and scale the delivery of these applications.
Our solutions provide the insight needed for organizations to make real-time decisions that optimize performance, harden security and increase the scalability of networks facing constantly changing requirements. Our line of hardware, software, and other services cater to the needs of network equipment manufacturers ("NEMs"), service providers, and enterprise and government organizations. Our solutions provide an end-to-end approach for our customers to test devices and systems prior to deployment, validate the performance and security of networks and data centers after every change, and help them continuously monitor network application and security behavior to manage performance.
We provide solutions and services to each of our customer segments, including those set forth below:

•
NEMs. NEMs provide voice, video, and data and service infrastructure equipment to customer network operators, service providers and network users. Such users require high standards of functionality, performance, security, and reliability. To meet these higher standards, NEMs must ensure the quality of their products during development and manufacturing (prior to deployment). Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increased support costs, and losses resulting from the return of products. These equipment manufacturers are also, in many cases, large enterprises, and therefore have the same challenges that can be met using our assessment and monitoring solutions within their own internal network.

•
Service Providers. Service providers seek to deliver a growing variety of high quality, advanced network services ranging from traditional telecommunications and Internet services, to social networking, cloud storage and entertainment streaming. Failure to provide a quality experience to the end user can be costly through high subscriber churn rates and reduced revenues. To ensure quality of experience and service assurance, service provider R&D and network engineering groups must verify the performance and functionality of staged networks during equipment selection and network design, prior to deployment and after any change to the production network. Our network test systems emulate millions of mobile subscribers to realistically predict end-user quality of experience delivered by providers’ infrastructure and services. Post-deployment, service providers depend on our visibility solutions to help monitor and secure their networks and ensure user experience and services performance.

•
Enterprises and Government. Enterprise and government organizations depend on their networks and data centers to get business done, and they devote enormous resources to ensure applications and services run optimally and securely. These customers rely on our solutions to help evaluate equipment during selection, optimize and harden their network designs in labs prior to roll-out, and once rolled out, continuously monitor the production network to ensure optimal performance and security of the contents flowing through it. Our security solutions are also used by major organizations to train their staff on the new generation of “cyber warfare and mitigation techniques” to recognize and defend against massive cyber-attacks.

No single customer represented 10 percent or more of the group’s net revenue.
We do not have long-term or volume purchase contracts that commit our customers to future product purchases, and as a result our customers may reduce or discontinue purchasing from us at any time.
Ixia Solutions Group Sales and Support
Sales. We use our global direct sales force to market and sell our products and solutions. In addition, we use distributors, value added resellers, system integrators, and other partners to complement our direct sales and marketing efforts for certain vertical and geographical markets. We depend on many of our distributors, resellers, and other partners to generate sales opportunities and manage the sales process. Our direct sales force maintains close contact with our customers and supports our distributors, resellers, and other partners. Another key component of our go-to-market strategy for certain products is strategic relationships with technical partners, consisting of network monitoring and management companies to complement their monitoring or security solutions. We work with technical partners in two main ways: (i) through customer referrals and recommendations and (ii) through automation integration/interoperability that provides a differentiated solution for our customers.
Ixia Technical Support. Our global team of technical support and field engineers have a high level of networking and product expertise. We enable our customers to make the best use of our products to accomplish their goals, help answer questions and resolve issues they encounter, and minimize downtime. Customers can reach our technical support team by phone, email or website. We have regional support offices in the United States, Europe and multiple countries in Asia.

Support services our team provides for our customers often include:
•assisting new customers with product installation and licensing,
•providing configuration assistance and expert advice on best practices,
•investigating and quickly solving user issues,
•troubleshooting and quickly repairing or replacing hardware as needed, and

•	providing access to our self-service portal where customers can report new cases and access our extensive knowledge base articles.
We also offer premium support options for customers who require even higher levels of service. We have invested in developing our case management system, support phone system, and other tools to increase our global support capability thereby allowing us to respond quickly, route customers to the best support engineer, and effectively manage their requests to resolution.
Ixia Solutions Group Manufacturing
Our manufacturing and supply operations consist primarily of new product introduction, test and manufacturing, test engineering, supply chain management, procurement, quality assurance, order management, final assembly, configuration testing, fulfillment and logistics. We outsource the manufacture, assembly and testing of printed circuit board assemblies, certain interface cards, and certain chassis to third-party contract manufacturers and assembly companies, the most significant of which are located in Malaysia and Mexico. This manufacturing process enables us to operate without dedicating substantial space and personnel solely to manufacturing operations.
Ixia Solutions Group Competition
The market for providing network test and monitoring systems is highly competitive, and we expect this competition to continue in the future. We currently compete with network test and monitoring solution vendors such as Spirent Communications, Gigamon and NetScout. We also compete either directly or indirectly with large Ethernet switch vendors and network management, analysis, compliance and test tool vendors that offer point solutions that address a subset of the issues that we solve. Additionally, some of our significant customers have developed or may develop in-house products for their own use or for sale to others.
We believe that we compete favorably in the markets we serve. We intend to remain competitive through ongoing research and development efforts that enhance existing systems and result in the development of new products and features. We will also seek to expand our market presence through marketing and sales efforts.
Services Solutions Group
The Services Solution Group provides worldwide integrated service solutions to optimize customers test equipment and productivity, including repair and calibration services, professional services and remanufactured equipment. This business generated revenue of $419 million in fiscal 2017, $402 million in fiscal 2016 and $401 million in fiscal 2015.
Services Solutions Group Markets
Services Solutions Group broadly addresses the same markets as the Communications Solutions Group and Electronic Industrial Solutions Group, which includes commercial communications, aerospace, defense and government, internet infrastructure, automotive and energy, semiconductor manufacturing and general electronics and manufacturing industries.
Services Solutions Group Products
Keysight offers the following general types of services and products under the Services Solutions Group:

•	Accredited Product Support Services. Comprehensive product support services that include repair, parts, and accredited calibrations of Keysight and non-Keysight test equipment.

•	Professional Services. Training and engineering services to optimize equipment adoption, utilization, and design and test processes.

•	Remanufactured Equipment. Refurbished used equipment, including Keysight Premium Used, which ensures the same high quality as our new equipment.

•	Asset Management Program. Full service solution to optimize customer’s asset tracking, servicing and utilization requirements throughout the product life cycle.
Services Solutions Group Customers
The customers for our Services Solutions Group include customers of the Communications Solutions Group and Electronic Industrial Solutions Group. No single customer represented 10 percent or more of the group's net revenue.

Services Solutions Group Sales and Operations
Services Solutions Group shares the same industry‑leading sales, marketing and support resources as the Communications Solutions Group and Electronic Industrial Solutions Group, including the same direct sales force and complementary channel partners.
Customer demand is fulfilled through regional service centers by trained technicians and engineers, located in close proximity to customers at 70 Keysight service locations in more than 30 countries. Our global presence, with localized service proximity, is an important factor in sustaining our customers’ equipment uptime and utilization requirements.
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
The following discussions of Research and Development, Marketing, Backlog, Intellectual Property, Materials, Environmental and International Operations include information common to each of our businesses.
Research and Development
Research and development ("R&D") expenditures were $498 million in fiscal 2017, $425 million in fiscal 2016 and $387 million in fiscal 2015. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality customer solutions, products and services. We are committed to investing in R&D and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves for growth.
Our R&D efforts focus on improvements to existing products and development to support new product introductions and complete customer solutions aligned to our industry. We conduct R&D in four principal areas: enabling technologies, system design, simulation and measurement. Our R&D seeks to improve on various technical competencies in electronics, software, systems and solution delivery. R&D investments are focused on delivering technology and solutions to market in the short term, as well as building a strong foundation for future solutions over a longer time horizon.
Marketing
We have several ongoing programs to support the sale and distribution of our products and solutions and to inform existing and potential customers, partners and distributors about the capabilities and benefits of our expansive product, solution and service portfolio. Our marketing efforts promote the Keysight business through participating in industry trade shows and technical conferences, sponsoring technical seminars and webinars that highlight our solutions and advertising in digital media publications and physical locations. Additionally, we write and distribute various forms of marketing collateral including brochures, white papers, application notes, solutions briefs and articles for online and print journals. Finally, we communicate to our existing and potential customers through our corporate website and various social media outlets such as LinkedIn, Facebook, Twitter and our corporate blog.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2017, our unfilled backlog was approximately $950 million, as compared to approximately $807 million at October 31, 2016. Consistent with our strategy, we are seeing an increase in solution sales, which have a longer order-to-revenue conversion cycle; however, we expect that a majority of the unfilled backlog will be recognized as revenue within six months. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
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
Some of our properties are undergoing remediation by HP Inc. ("HP") for subsurface contaminations that were known at the time of Agilent’s separation from HP in 1999. In connection with Agilent’s separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to Keysight in our separation from Agilent on November 1, 2014 ("the separation"). As a result, HP has access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
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
International Operations
Our net revenue originating outside the United States, as a percentage of our total net revenue, was approximately 67 percent in fiscal 2017, 2016 and 2015, the majority of which was from customers other than foreign governments. Revenues from external customers are generally attributed to regions based upon the location of our sales representative.
Long-lived assets located outside of the United States as a percentage of our total long-lived assets was approximately 66 percent in fiscal year 2017 and 57 percent in fiscal year 2016, with the increase primarily driven by acquisitions. Approximately 29 percent and 30 percent of our long-lived assets were located in Japan in fiscal years 2017 and 2016, respectively. Approximately 9 percent and 13 percent of our long-lived assets were located in Malaysia in fiscal years 2017 and 2016, respectively.

Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the United States.
Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment portfolios we hold. There may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 20, "Segment Information," to our consolidated financial statements.
Acquisition of Material Assets
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
On August 31, 2017, we acquired all of the outstanding common stock of ScienLab for $60 million, net of $2 million of cash acquired. ScienLab is a Germany-based company that provides test solutions to automotive original equipment manufacturers and Tier 1 suppliers in the automotive and energy markets. This acquisition complements our portfolio, allowing end-to-end solutions for hybrid electric vehicles, electric vehicles, and battery test solutions that address e-mobility market dynamics. We funded the acquisition using existing cash. As a result of the acquisition, ScienLab has become a wholly-owned subsidiary of Keysight.
Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of December 1, 2017 appear below:
Ronald S. Nersesian, 58, has served as President and Chief Executive Officer of Keysight since December 2013 and, prior to the Separation, served as Executive Vice President of Agilent. Mr. Nersesian served as President of Agilent from November 2012 to September 2013 and as Chief Operating Officer, Agilent from November 2011 to September 2013. From November 2011 to November 2012, Mr. Nersesian served as Agilent’s Executive Vice President and Chief Operating Officer. Mr. Nersesian serves on the Board of Directors of Trimble Inc.
Neil Dougherty, 48, has served as Senior Vice President and Chief Financial Officer of Keysight since December 2013 and, prior to the Separation, served as Vice President and Treasurer of Agilent, since 2012. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer.
Jay Alexander, 54, has served as Senior Vice President and Chief Technology Officer of Keysight since May 2014 and, from October 2009 until prior to the Separation, he served as Vice President and General Manager for the Oscilloscope and Protocol Division of Agilent.
Ingrid Estrada, 53, has served as Senior Vice President, Chief People & Administrative Officer and Chief of Staff since August 2017. Previously, she served as Keysight’s senior vice president, Human Resources, from December 2013 until August 2017. Prior to the Separation, she served as Vice President and General Manager of Global Sourcing of Agilent from 2011.

Satish Dhanasekaran, 45, has served as Senior Vice President and president of the Communications Solutions Group (CSG) since July 2017. Previously, he served as Keysight's vice president and general manager, Wireless Devices and Operators business segment, as well as a variety of customer-facing leadership positions.

Bethany Mayer, 56, has served as Senior Vice President and president of the Ixia Solutions Group (ISG) since April 2017. Previously, she served as a director of Ixia, and as Ixia's President and Chief Executive Officer, from September 2014 until April 2017. Prior to Ixia, she served in various executive roles with HP. Ms. Mayer resigned from Keysight effective December 1, 2017.
Soon Chai Gooi, 56, has served as Senior Vice President and President of the Electronic Industrial Solutions Group since November 2015. From December 2013 to November 2015, Mr. Gooi served as Senior Vice President of Order Fulfillment and Infrastructure for Keysight. Prior to the Separation, Mr. Gooi served as President, from November 2012 to September 2013, and as Senior Vice President, from December 2011 to November 2012, of Agilent's Order Fulfillment and Supply Chain.
John Page, 53, has served as Senior Vice President and President of Services Solutions Group since November 2015 and most recently served as vice president of business finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010 to 2014.
Mark Wallace, 52, has served as Senior Vice President of Worldwide Sales since November 2016. From November 2014 to November 2016, Mr. Wallace served as Vice President and General Manager of Americas Field Operations, and prior to the Separation from Agilent, as Americas Field Operations Vice President of Agilent's Electronic Measurement Group since November 2011.
Stephen Williams, 45, has served as Senior Vice President, General Counsel and Secretary of Keysight since December 2013 and, prior to the Separation, served as Agilent’s Vice President, Assistant General Counsel and Assistant Secretary since November 2009.
John Skinner, 55, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since December 2013 and, prior to the Separation, Mr. Skinner served as Vice President, Agilent and Controller of Global Infrastructure and Enterprise Financial Planning and Analysis from April 2012 to December 2013.
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
        We generally sell our products in industries that are characterized by increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of new products and services will depend on several factors, including but not limited to our ability to:

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
        Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including but not limited to:

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
        In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. Further, such transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including but not limited to:

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
        We are or will be subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with the sale of inventory, services, intellectual property and cost sharing arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. The outcomes of any tax examinations could have an adverse effect on our operating results and financial condition. Due to the complexity of tax contingencies, the ultimate resolution of any tax matters related to operations may result in payments greater or less than amounts accrued.
Our operations may be adversely impacted by changes in our business mix or changes in the tax legislative landscape.
        Our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, and changes in tax laws. We cannot give any assurance as to what our effective tax rate will be in the future because, among other things, there is uncertainty regarding the tax policies of the jurisdictions where we operate. Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (“OECD”) multi-jurisdictional plan of action to address “base erosion and profit shifting” and the taxation of the “Digital Economy” could impact our effective tax rate.
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
Singapore announced potential changes to its IP incentive programs in its 2017 budget. Such potential changes could result in a reduction in tax incentive benefits and an early termination of or changes to our existing Singapore incentive in 2021. No changes have been finalized, and it is unclear to what extent, if at all, changes will be made to the tax incentives or any specific conditions. We cannot guarantee that we will qualify for any new incentive regime or that such conditions will be satisfied.

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
Our common stock is listed on NYSE under the ticker symbol “KEYS.” The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:

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
We do not currently pay dividends on our common stock.
        We do not currently pay dividends on our common stock. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders fall within the discretion of our board of directors. The board's decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we commence paying dividends.
Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of the company, which could decrease the trading price of our common stock.
        Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include but are not limited to:

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
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include but are not limited to:

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
        After the separation, there are several significant areas where the liabilities of Agilent may become our obligations. For example, under the Internal Revenue Code and the related rules and regulations, each corporation that was a member of the Agilent U.S. consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is severally liable for the U.S. federal income tax liability of the entire Agilent U.S. consolidated group for that taxable period. Consequently, if Agilent is unable to pay the consolidated U.S. federal income tax liability for a prior period, we could be required to pay the entire amount of such tax, which could be substantial and in excess of the amount allocated to it as agreed between us and Agilent at the time of separation. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
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
        If the distribution were determined to be taxable for U.S. federal income tax purposes, Agilent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the distribution failed to qualify for tax-free treatment, Agilent would for U.S. federal income tax purposes be treated as if it had sold the Keysight common stock in a taxable sale for its fair market value, and Agilent's shareholders, who are subject to U.S. federal income tax, would be treated as receiving a taxable distribution in an amount equal to the fair market value of the Keysight common stock received in the distribution. In addition, if the separation and distribution failed to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law, Agilent and Keysight could each incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.
        Under the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, we are generally required to indemnify Agilent against taxes incurred by Agilent that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Code. Under the agreement between Agilent and Keysight, as finalized at the time of separation, we may also be required to indemnify Agilent for other contingent tax liabilities, which could materially adversely affect our financial position.

Item 1B.  Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease a total of approximately 160 operating facilities located throughout the world that handle manufacturing production, research and development, administration, assembly, sales, quality, assurance testing, distribution and packaging of our products. These facilities are primarily located in the following countries: China, Germany, India, Japan, Malaysia, Singapore, Spain, Taiwan, United Kingdom and the United States. As of October 31, 2017, we own or lease a total of approximately 6.3 million square feet of space worldwide, of which we own approximately 4.2 million square feet and lease 2.1 million square feet. Our sales and support facilities occupy a total of approximately 0.6 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupy approximately 5.7 million square feet. All of these facilities are well maintained and suitable for the operations conducted in them.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "KEYS.’’ The following table sets forth the high and low sale prices per quarter for the fiscal years 2017 and 2016 as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2017	High	Low	Dividends
First Quarter (ended January 31, 2017)	$38.28	$31.81	—
Second Quarter (ended April 30, 2017)	$39.36	$35.05	—
Third Quarter (ended July 31, 2017)	$42.98	$35.62	—
Fourth Quarter (ended October 31, 2017)	$44.79	$39.21	—

Fiscal 2016	High	Low	Dividends
First Quarter (ended January 31, 2016)	$33.48	$22.15	—
Second Quarter (ended April 30, 2016)	$28.39	$21.07	—
Third Quarter (ended July 31, 2016)	$31.87	$25.49	—
Fourth Quarter (ended October 31, 2016)	$33.14	$26.87	—
There were 23,622 shareholders of record of Keysight common stock as of December 15, 2017.
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
The information required by this item with respect to equity compensation plans will be included under the caption Equity Compensation Plans in our proxy statement for the 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2017. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2017 is 2,288,516 shares.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

August 1, 2017 through August 31, 2017	—	N/A	—	$138,515,618
September 1, 2017 through September 30, 2017	—	N/A	—	$138,515,618
October 1, 2017 through October 31, 2017	—	N/A	—	$138,515,618
Total	—	N/A	—

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

Item 6. Selected Financial Data (Unaudited)
The following table presents the selected combined and consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2017 and for each of the fiscal years in the three-year period ended October 31, 2017 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2013 from audited combined financial statements that are not included in this Form 10-K.
Our historical combined and consolidated financial statements before November 1, 2014 include certain expenses of Agilent that were allocated to us for certain functions, including general corporate expenses related to information technology, research and development, finance, legal, insurance, compliance and human resources activities. These costs may not be representative of the costs we have incurred or will incur as an independent public company. The historical financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the historical periods presented or be indicative of our future performance as an independent company.

	Years Ended October 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Combined and Consolidated Statement of Operations Data:
Net revenue	$3,189	$2,918	$2,856	$2,933	$2,888
Income before taxes	$179	$366	$388	$475	$501
Net income	$102	$335	$513	$392	$457
Net income per share(a)
Basic	$0.57	$1.97	$3.04	$2.35	$2.74
Diluted	$0.56	$1.95	$3.00	$2.35	$2.74
Weighted average shares used in computing net income per share(a)
Basic	180	170	169	167	167
Diluted	182	172	171	167	167
(a)On November 1, 2014, Agilent Technologies, Inc. distributed 167 million shares of Keysight common stock to existing holders of Agilent common stock. Basic and diluted net income per share for all periods through October 31, 2014 is calculated using the shares distributed on November 1, 2014. Refer to Note 6 of the consolidated financial statements for information regarding earnings per common share.

	October 31,
	2017	2016	2015	2014	2013
	(in millions)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$818	$783	$483	$810	$—
Working capital	$1,358	$1,210	$893	$1,081	$412
Total assets	$5,933	$3,796	$3,501	$3,041	$2,028
Long-term debt	$2,038	$1,093	$1,092	$1,090	$—
Stockholders'/Invested equity	$2,310	$1,513	$1,302	$769	$1,245

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein include, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new product and service introductions, the ability of our products to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our acquisitions and other transactions, our transition to lower-cost regions, the existence of economic instability, and our and the combined group's estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.
Overview and Executive Summary
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
We provide electronic design and test instrumentation systems and related software, software design tools, and services that are used in the design, development, manufacture, installation, deployment, validation, optimization and secure operation of electronics systems. Related services include start-up assistance, instrument productivity, application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.
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
Years ended October 31, 2017, 2016 and 2015
Keysight’s total orders in 2017 were $3,406 million, an increase of 15 percent when compared to 2016. Foreign currency movements had a negligible impact on the year-over-year comparison. Orders associated with acquisitions accounted for 9 percentage points of order growth for the year ended October 31, 2017 when compared to 2016. Total orders in 2016 were $2,953 million, an increase of 3 percent when compared to 2015. Foreign currency movements had an unfavorable impact of 1 percent on the year-over-year comparison. Orders associated with acquisitions accounted for 5 percentage points of order growth for the year ended October 31, 2016 when compared to 2015.
Net revenue of $3,189 million for the year ended October 31, 2017 increased 9 percent when compared to 2016. Foreign currency movements had a negligible impact on the year-over-year comparison. Revenue associated with acquisitions accounted for 7 percentage points of revenue growth for the year ended October 31, 2017 when compared to 2016. Excluding acquisitions, revenue grew year-over-year with growth in the Electronic Industrial Solutions Group, driven by semiconductor measurement and automotive and energy markets and growth in the Services Solutions Group. The Communications Solution Group revenue was flat as gains in the commercial communications market were offset by declines in the aerospace, defense and government market. Net revenue of $2,918 million in 2016 increased 2 percent when compared to 2015. Foreign currency movements had no impact on the year-over-year comparison. The revenue increase associated with acquisitions accounted for approximately 5 percentage points for the year ended October 31, 2016 when compared to 2015. Excluding acquisitions, revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities in the industry offset strength in 5G technologies and data center expansion.
Net income was $102 million in 2017 compared to net income of $335 million and $513 million in 2016 and 2015, respectively. In 2017, 2016 and 2015, we generated operating cash flows of $313 million, $416 million and $376 million, respectively. The decline in net income for the year ended October 31, 2017 is primarily driven by the unfavorable impact from amortization of acquisition-related balances.
In fiscal 2015, we initiated a phased program associated with our separation from Agilent to resize and optimize our infrastructure from the one that had been established to serve a diversified technology company. The focus of the first phase of the program was on the IT infrastructure to support finance, sales and human resources. The second phase of the program, which was initiated in the third quarter of fiscal 2016, primarily addressed the optimization of the IT infrastructure to support the services business. We recognized costs related to this program of $20 million, $24 million and $20 million in the years ended October 31, 2017, 2016 and 2015, respectively. We expect to recognize additional costs estimated to range from $2 million to $3 million through fiscal 2018.
Impact of Northern California Wildfires
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and additional restoration efforts are ongoing in both production and non-production areas of the site. To ensure business continuity, the company has leased temporary office space that will support Santa Rosa employees who are not immediately re-occupying the site. Keysight is insured for the damage caused by the fire, including business interruption insurance, and though we do not expect the fire to have a net impact on our business results, the disruption will impact the seasonality of revenue in the first half of fiscal 2018.
 For the three and twelve months ended October 31, 2017, we recognized costs of $16 million, net of $2 million of estimated insurance recovery, including the write-off of damaged fixed assets, unabsorbed overhead costs, cleaning and other direct costs related to the impact of this event.
As we are still in the investigation phase, we have only recognized an insurance receivable for known losses for which we believe insurance reimbursement is probable in excess of our self-insured retention amount of $10 million. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that total losses and expenses related to the fire will range from $80 million to $110 million, primarily including cleaning and recovery costs, and believe that the expenses will be recoverable under our insurance policy. There may be a difference in timing of costs incurred and the related insurance reimbursement.
Outlook
Looking forward, we believe our increased investments in R&D combined with our completed acquisitions, which have expanded of our technology portfolio and the size of our addressable market, positions Keysight for growth. We remain focused on delivering value through innovative solutions targeted at faster growing markets where customers are investing in next-generation digital and electronic technologies. Internally, we are continuously working to improve operational efficiency within, and across, all functions.

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

Results from Operations-Years ended October 31, 2017, 2016 and 2015
Orders and Net Revenue
In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services that will be delivered within six months. Consistent with our strategy, we are seeing an increase in solution sales, which have a longer order-to-revenue conversion cycle; however, the majority of recorded orders will be delivered within six months.
Revenue reflects the delivery and acceptance of the products and services as defined on the customer’s terms and conditions. Cancellations are recorded in the period received from the customer and historically have not been material.

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
	(in millions)
Orders	$3,406	$2,953	$2,853	15%	3%
Net revenue:
Products	$2,664	$2,440	$2,408	9%	1%
Services and other	525	478	448	10%	7%
Total net revenue	$3,189	$2,918	$2,856	9%	2%

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
% of total net revenue:
Products	84%	84%	84%	—	—
Services and other	16%	16%	16%	—	—
Total	100%	100%	100%
Orders
Total orders for the year ended October 31, 2017 were $3,406 million, an increase of 15 percent when compared to 2016. Foreign currency movements had a negligible impact on the year-over-year comparison. Orders associated with acquisitions accounted for 9 percentage points of order growth for the year ended October 31, 2017 when compared to 2016. Orders grew across all operating segments with growth in all regions. Total orders for the year ended October 31, 2016 were $2,953 million, an increase of 3 percent when compared to 2015. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year compare. Orders associated with acquisitions accounted for 5 percentage points of order growth for the year ended October 31, 2016 when compared to 2015. Orders grew across all operating segments with growth in all regions.
Net Revenue
The following table provides the percent change in revenue for the years ended October 31, 2017 and 2016 by geographic region, including and excluding the impact of currency changes, as compared to the respective prior year.

	Year over Year % Change
	2017 over 2016		2016 over 2015
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	11%	11%	—%	1%
Europe	6%	7%	3%	5%
Japan	5%	6%	5%	(1)%
Asia Pacific ex-Japan	11%	11%	3%	4%
Total revenue	9%	10%	2%	2%
Net revenue of $3,189 million for the year ended October 31, 2017 increased 9 percent when compared to 2016. Foreign currency movements had a negligible impact on the year-over-year comparison. Revenue associated with acquisitions accounted for 7 percentage points of revenue growth for the year ended October 31, 2017 when compared to 2016. Net revenue of $2,918 million for the year ended October 31, 2016 increased 2 percent when compared to 2015. Foreign currency movements had a negligible impact on the year-over-year comparison. Revenue associated with acquisitions accounted for 5 percentage points of revenue growth for the year ended October 31, 2016 when compared to 2015.
Revenue from the Communications Solutions Group represented approximately 54 percent of total revenue in 2017 and was flat when compared to 2016. The Communications Solutions Group contribution to total revenue growth was negligible in 2017, with growth in Japan and Asia Pacific excluding Japan offset by declines in the Americas and Europe when compared to 2016. The Communications Solutions Group revenue remained flat as strength in 5G technologies and data center technologies was offset by decline in the aerospace, defense and government market. In 2016, the Communications Solutions Group represented approximately 60 percent of total revenue and increased 3 percent when compared to 2015. The Communications Solutions Group contributed 1 percentage point to total revenue growth in 2016, with growth in Europe, Japan and Asia Pacific excluding Japan, while the Americas revenue was flat when compared to 2015. Excluding revenue from Anite, the Communications Solutions Group revenue declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities in the industry offset strength in 5G technologies and data center expansion.
Revenue from the Electronic Industrial Solutions Group represented approximately 27 percent of total revenue in 2017 and grew 8 percent year-over-year when compared to the same period last year, driven by strong growth in semiconductor measurement and automotive and energy markets. The Electronic Industrial Solutions Group contributed 2 percentage points to total revenue growth in 2017, with growth in Asia Pacific excluding Japan and Europe, partially offset by declines in Japan, while revenue from the Americas remained flat. Revenue from the Electronic Industrial Solutions Group represented approximately 26 percent of total revenue in 2016 and grew 2 percent year-over-year when compared to the same period last year. The Electronic Industrial Solutions Group contributed 1 percentage point to total revenue growth in 2016, with growth in Asia Pacific excluding Japan and Japan, partially offset by declines in Europe and the Americas.
Revenue from the Ixia Solutions Group represented approximately 6 percent of total revenue in 2017. Revenue from the Ixia Solutions Group contributed 7 percentage points to total revenue growth in 2017.
Revenue from the Services Solutions Group represented approximately 13 percent of total revenue in 2017 and grew 4 percent when compared year-over-year. The Services Solutions Group contribution to the total revenue growth was negligible in 2017, with growth in all regions. Revenue from the Services Solutions Group represented approximately 14 percent of total revenue in 2016 and was flat when compared year-over-year. The Services Solutions Group contribution to total revenue growth was negligible in 2016, with growth in the Americas and Japan, partially offset by decline in Asia Pacific excluding Japan, while Europe was flat.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers.
At October 31, 2017, our unfilled backlog was approximately $950 million as compared to approximately $807 million at October 31, 2016. Consistent with our strategy, we are seeing an increase in solution sales, which have a longer order-to-revenue conversion cycle; however, we expect that a majority of the unfilled backlog will be recognized as revenue within six months. We believe backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
Gross margin on products	54.7%	57.3%	57.4%	(3) ppts	— ppt
Gross margin on services and other	46.5%	47.4%	45.6%	(1) ppts	2 ppts
Total gross margin	53.4%	55.7%	55.6%	(2) ppts	— ppt
Operating margin	7.5%	13.9%	15.1%	(6) ppts	(1) ppt

(in millions)
Research and development	$498	$425	$387	17%	10%
Selling, general and administrative	$1,049	$818	$787	28%	4%
Other operating expense (income), net	$(84)	$(25)	$(18)	237%	37%

Gross margin declined 2 percentage points in 2017 compared to 2016, primarily driven by the unfavorable impacts from amortization of acquisition-related assets, fire-related costs at our corporate headquarters, an increase in people-related costs and an increase in warranty expense due to a lower compare as a result of a one-time reduction in the standard warranty accrual during the three months ended July 31, 2016. Gross margin remained flat in 2016 compared to 2015 as the favorable impacts from a higher percentage of revenue from software and R&D solutions, lower inventory and warranty charges were offset by unfavorable impacts from acquisition-related intangible amortization.
Excess and obsolete inventory charges were $16 million in 2017, $17 million in 2016 and $28 million in 2015. Sales of previously written-down inventory were $1 million in 2017, $2 million in 2016 and $2 million in 2015.
Research and development expense increased 17 percent in 2017 compared to 2016 primarily driven by the addition of Ixia to the cost structure, an increase in people-related costs, acquisition-related compensation costs and our continued investment in research and development programs. As a percentage of total revenue, research and development expenses increased 1 percentage point to 16 percent in 2017 from 15 percent in 2016. Research and development expense increased 10 percent in 2016 compared to 2015 due to increased expenses associated with acquired companies and our continued investment in research and development programs. As a percentage of total revenue, research and development expenses increased 1 percentage point to 15 percent in 2016 from 14 percent in 2015. We expect investment in research and development to continue at current levels and have focused our development efforts on strategic growth opportunities.
Selling, general and administrative expenses increased 28 percent for 2017, compared to the same period last year, primarily driven by the addition of Ixia to our cost structure, increases in amortization of acquisition-related assets, acquisition and integration costs, acquisition-related compensation costs, investments in sales resources, people-related costs and the unfavorable impact from fire-related costs at our corporate headquarters and restructuring-related costs. Selling, general and administrative expenses increased 4 percent for 2016, compared to the same period last year, primarily driven by increased expenses associated with acquired companies, higher field selling costs, higher intangible amortization and higher separation-related costs, partially offset by the favorable impact from foreign currency movements and lower share-based compensation expense.
Other operating expense (income), net for 2017 was income of $84 million, which primarily includes a $68 million gain from a settlement related to our Japan pension fund and rental income. Other operating expense (income), net for 2016 was income of $25 million, which primarily includes rental income.
Operating margin decreased 6 percentage points in 2017 when compared to 2016, primarily driven by increases in amortization of acquisition-related assets, acquisition and integration costs, investments in sales resources and people-related costs, partially offset by favorable impact from higher revenue and revenue mix. Operating margin decreased 1 percentage point in 2016 when compared to 2015, primarily driven by the impacts of acquisition-related intangible amortization, higher integration costs and the addition of the Anite cost structure, partially offset by favorable impacts from foreign currency movements and lower share-based compensation expense.
As of October 31, 2017, our headcount was approximately 12,600 compared to 10,300 in 2016. The increase is primarily driven by acquisition of Ixia.

Interest Expense
Interest expense for the year ended October 31, 2017 and 2016 was $80 million and $47 million, respectively, and relates to interest on our senior notes issued in October 2014 and April 2017. The increase in interest expense for the year ended October 31, 2017 is primarily due to costs related to a bridge loan facility that expired in April, interest expense and amortization of debt issuance costs on $700 million of senior notes issued in April 2017, and new borrowings under a senior unsecured term loan and revolving credit facility. The new debt issuances provided partial funding for the acquisition of Ixia.
Income Taxes

	Year Ended October 31,
	2017	2016	2015
	(in millions)
Provision (benefit) for income taxes	$77	$31	$(125)
For 2017, the effective tax rate was 43 percent, which is higher than the U.S. statutory rate primarily due to the payment of a prior year Malaysia tax assessment of $68 million, including tax and penalties, which we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia.
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
We benefit from tax incentives in several different jurisdictions, most significantly in Singapore, and several jurisdictions have granted tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require various thresholds of investment and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2024 and 2025. The impact of the tax incentives decreased income taxes by $49 million, $34 million and $250 million in 2017, 2016, and 2015, respectively.
In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain foreign entities, the tax years generally remain open, at most, back to the year 2007. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of this year, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia is closed and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
On December 15, 2017, the conference committee comprised of representatives of both the U.S. House of Representatives and the U.S. Senate approved proposed U.S. tax reform legislation entitled Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act will become law if passed by both the U.S. House of Representatives and the U.S. Senate and signed by the U.S. President. If this tax reform is enacted as currently drafted, it will have numerous impacts on our financial statements.  For example, we would expect impacts to tax expense, deferred tax assets and liabilities. These impacts would primarily result from the proposed deemed repatriation of foreign earnings as well as the proposed reduction in the U.S. corporate tax rate. In addition, the current version of the Tax Cuts and Jobs Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the proposed legislative language and its potential impact to Keysight.
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
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications end market and the aerospace, defense and government end market. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
Net Revenue

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
	(in millions)
Total net revenue	$1,738	$1,752	$1,703	(1)%	3%

The Communications Solutions Group revenue in 2017 decreased 1 percent when compared to 2016, primarily driven by decline in the aerospace, defense and government market, partially offset by growth in the commercial communications market. Revenue declines in the Americas and Europe were partially offset by growth in Asia Pacific excluding Japan and Japan. The Communications Solutions Group revenue in 2016 increased 3 percent when compared to 2015, primarily driven by growth in the commercial communications market, while the aerospace, defense and government market remained flat. Revenue grew in all regions except the Americas, which was flat when compared to 2015. Acquisitions added approximately 8 percentage points to the 2016 revenue growth.
Revenue from the commercial communications market represented approximately 60 percent and 58 percent of total Communications Solutions Group revenue in 2017 and 2016, respectively, and increased 3 percent and 5 percent year-over-year, respectively. In 2017, revenue grew in Asia Pacific excluding Japan, the Americas and Japan, partially offset by a decline in Europe. Revenue from the commercial communications market grew year-over-year, driven by growth in 5G and next-generation data center technologies, partially offset by lower 4G-related investments. In 2016, revenue grew in Europe, Asia Pacific excluding Japan and Japan, partially offset by a decline in the Americas. Excluding acquisitions, revenue from the commercial communications market declined year-over-year as weakness in the smartphone supply chain and restructuring and consolidation activities in the industry offset strength in 5G technologies and data center expansion.
Revenue from the aerospace, defense and government market represented approximately 40 percent of total Communications Solutions Group revenue in 2017 and declined 6 percent year-over-year. The decline in revenue from the aerospace, defense and government market was driven by continued weakness in the U.S. combined with lower spending in China. For the year ended October 31, 2017, revenue declines in the Americas and Asia Pacific excluding Japan was partially offset by growth in Europe and Japan. Revenue from the aerospace, defense and government market represented approximately 42 percent of total Communications Solutions Group revenue in 2016 and was flat year-over-year. For the year ended October 31, 2016, growth in the Americas and Japan was partially offset by declines in Europe and Asia Pacific excluding Japan.

Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for 2017 versus 2016, and 2016 versus 2015.

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
Total gross margin	61.5%	60.8%	59.7%	1 ppt	1 ppt
Operating margin	17.9%	17.9%	19.3%	—	(1) ppt

(in millions)
Research and development	$302	$303	$263	—%	15%
Selling, general and administrative	$463	$457	$432	1%	6%
Other operating expense (income), net	$(7)	$(9)	$(9)	(27)%	5%
Income from operations	$311	$314	$329	(1)%	(5)%
Gross margin in 2017 increased 1 percentage point compared to 2016, primarily due to a higher percentage of revenue from software, lower inventory charges and lower infrastructure-related costs, partially offset by higher warranty costs. Gross margin in 2016 increased 1 percentage point compared to 2015, primarily due to a higher percentage of revenue from software and R&D solutions, lower warranty and lower inventory charges.
Research and development expenses were flat when compared to 2016. Increased investments in R&D engineers and programs were offset by reduction in infrastructure-related costs and discretionary spending. In 2016, research and development expenses increased 15 percent, primarily driven by acquisitions and increased investments in R&D engineers and programs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses in 2017 increased 1 percent when compared to 2016, primarily driven by investments in sales resources. Selling, general and administrative expenses in 2016 increased 6 percent when compared to 2015, primarily driven by the acquisitions and higher field selling expenses.
Other operating expense (income) in 2017 and 2016 was income of $7 million and $9 million, respectively.
Income from Operations
Income from operations for 2017 decreased $3 million on a corresponding revenue decline of $14 million. Income from operations for 2016 decreased $15 million on a corresponding revenue increase of $49 million.
Operating margin in 2017 was flat when compared to 2016, as improvement in gross margin was offset by investments in sales resources. Operating margin decreased 1 percentage point in 2016 compared to 2015, driven by investments in research and development and field selling costs.
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
Net Revenue

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
	(in millions)
Total net revenue	$836	$776	$758	8%	2%

The Electronic Industrial Solutions Group revenue in 2017 increased 8 percent when compared to 2016, driven by strong growth in semiconductor measurement, automotive and energy markets. Strong revenue growth in Asia Pacific excluding Japan and Europe was partially offset by declines in Japan and the Americas. The Electronic Industrial Solutions Group revenue in 2016 increased 2 percent when compared to 2015 with growth in Asia Pacific excluding Japan and Japan, partially offset by declines in the Americas and Europe. The revenue increase associated with acquisitions accounted for approximately 1 percentage point in 2016.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for 2017 versus 2016, and 2016 versus 2015.

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
Total gross margin	61.1%	59.2%	58.0%	2 ppts	1 ppt
Operating margin	23.8%	21.8%	20.9%	2 ppts	1 ppt

(in millions)
Research and development	$121	$108	$104	12%	5%
Selling, general and administrative	$194	$186	$181	4%	2%
Other operating expense (income), net	$(3)	$(4)	$(4)	(13)%	(8)%
Income from operations	$199	$169	$158	18%	7%
Gross margin in 2017 increased 2 percentage points compared to 2016, primarily driven by higher revenue and favorable revenue mix. Gross margin in 2016 increased 1 percentage point compared to 2015, primarily driven by higher revenue, lower warranty expenses and higher system sales for new semiconductor process technology.
Research and development expenses in 2017 and 2016 increased 12 percent and 5 percent, respectively, primarily driven by increased investments in leading-edge technologies and key growth opportunities in our end markets. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses in 2017 and 2016, increased 4 percent and 2 percent, respectively, primarily driven by our focus on solution selling and market expansion activities.
Other operating expense (income) in 2017 and 2016 was income of $3 million and $4 million, respectively.
Income from Operations
Income from operations for 2017 increased $30 million on a corresponding revenue increase of $60 million. Income from operations for 2016 increased $11 million on a corresponding revenue increase of $18 million.
Operating margin increased 2 percentage points in 2017 compared to 2016, driven by higher gross margin. Operating margin increased 1 percentage point in 2016 compared to 2015, driven by higher gross margin, partially offset by increased investments in R&D programs and market expansion activities.
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

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
Total gross margin	76.6%	—%	—%	n/a	n/a
Operating margin	16.4%	—%	—%	n/a	n/a

(in millions)
Net revenue	$256	$—	$—	n/a	n/a
Research and development	$50	$—	$—	n/a	n/a
Selling, general and administrative	$103	$—	$—	n/a	n/a
Other operating expense (income), net	$—	$—	$—	n/a	n/a
Income from operations	$42	$—	$—	n/a	n/a
The above table represents the Ixia Solution Group's results from the date of acquisition.
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
Net Revenue

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
	(in millions)
Total net revenue	$419	$402	$401	4%	—%

The Services Solutions Group revenue in 2017 grew 4 percent compared to 2016. Acquisitions accounted for approximately 1 percentage point of total revenue growth. An increase in revenue from sales of used equipment and calibration services was partially offset by a decline in revenue from repair services. Revenue grew in all regions, led by strong growth in Asia Pacific excluding Japan and the Americas. Services Solutions Group revenue in 2016 remained flat compared to 2015. Acquisitions accounted for approximately 2 percentage points of total revenue growth. An increase in revenue from calibration services and used equipment was partially offset by a decline in revenue from repair services. Growth in the Americas and Japan was partially offset by a decline in Asia Pacific excluding Japan, while Europe remained flat.
Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for 2017 versus 2016, and 2016 versus 2015.

	Year Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
Total gross margin	41.2%	40.9%	42.9%	— ppt	(2) ppts
Operating margin	16.3%	15.6%	17.9%	1 ppt	(2) ppts

(in millions)
Research and development	$2	$5	$9	(67)%	(40)%
Selling, general and administrative	$105	$99	$94	7%	5%
Other operating expense (income), net	$(3)	$(2)	$(3)	25%	(14)%
Income from operations	$68	$63	$72	8%	(12)%

Gross margin in 2017 was flat compared to 2016, primarily driven by higher volume and favorable revenue mix offset by higher expenses associated with the investments we are making in additional capacity to expand our multi-vendor calibration and asset management services. Gross margin in 2016 decreased 2 percentage points compared to 2015, primarily driven by flat volume and higher expenses associated with the investments we are making in additional capacity to expand our multi-vendor calibration and asset management services.
Research and development expenses for the Services Solutions Group represent the segment’s share of centralized investment. Research and development expenses declined 67 percent when compared to 2016 and declined 40 percent in 2016 when compared to 2015, primarily driven by a change in the Services Solutions Group’s share of centralized investments in research and development.
For 2017, selling, general and administrative expense increased 7 percent compared to 2016 due to increased investment in sales resources, higher people-related costs and acquisitions. Selling, general and administrative expense increased 5 percent in 2016 compared to 2015 due to higher field selling costs, an increase in infrastructure-related costs and acquisitions.
Other operating expense (income) in 2017 and 2016 was income of $3 million and $2 million, respectively.
Income from Operations
Income from operations for 2017 increased $5 million on a corresponding revenue increase of $17 million. Income from operations for 2016 decreased $9 million on a corresponding revenue increase of $1 million.
Operating margin increased 1 percentage point in 2017 compared to 2016, primarily driven by higher revenue and lower share in R&D expenses, partially offset by increased investment in sales resources. Operating margin decreased 2 percentage points in 2016 compared to 2015, driven by flat revenue, lower gross margins, higher infrastructure-related costs and field selling costs.
Financial Condition
Liquidity and Capital Resources
Our financial position as of October 31, 2017 consisted of cash and cash equivalents of $818 million as compared to $783 million as of October 31, 2016.
As of October 31, 2017, approximately $767 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Cash held outside of the U.S. can be used for non-U.S. growth and expansion. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit for a few locations which are unable to access internal funding.
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
Net cash provided by operating activities was $313 million for the year ended October 31, 2017 as compared to $416 million provided in 2016 and $376 million provided in 2015.

•
Net income in 2017 decreased by $233 million as compared to 2016. Changes to non-cash income and expenses in 2017 as compared to 2016 included a $91 million increase in depreciation and amortization expense, a $64 million decrease in deferred tax expense, a $69 million gain due to pension curtailment and settlement, a $9 million fee associated with a bridge loan facility, an impairment charge of $7 million related to cancellation of an in-process R&D project, a $7 million increase in share-based compensation expense, a $2 million decline in gain from sale of land, a $1 million decline in excess and obsolete inventory-related charges and a $6 million increase in other miscellaneous non-cash expenses as compared to the same period last year. Additionally, we paid $28 million of acquisition-related compensation expense to redeem certain of Ixia's outstanding unvested stock awards as of the date of the Merger Agreement that were determined to relate to post-merger service periods and expensed in Keysight's consolidated financial statements. Further, during fiscal 2017, we paid $68 million to the Malaysia tax authority associated with a tax assessment, including penalties, on gains related to intellectual property transfers that we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia.

•
The aggregate of accounts receivable, inventory and accounts payable provided net cash of zero during 2017, compared to net cash used of $72 million in 2016 and $27 million in 2015. The fiscal 2017 inventory change included $61 million of amortization related to the fair value adjustment to inventory due to the Ixia acquisition. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•	Net cash paid to Agilent under separation and distribution agreement was zero in 2017 and 2016 as compared to payments to Agilent of $28 million in 2015.

•
The aggregate of employee compensation and benefits, income taxes payable, deferred revenue, and other assets and liabilities provided net operating cash of $30 million during 2017 as compared to net cash used of $31 million and $67 million in 2016 and 2015, respectively. The difference between 2017 and 2016 activities is primarily due to an increase in deferred revenue balances as a result of acquisition activity, partially offset by an increase in variable compensation payments and other differences due to timing of accruals and collections versus payments between the periods.

•
We contributed $34 million to our non-U.S. defined benefit plans during 2017 compared to $38 million in 2016 and $48 million in 2015. We did not contribute to our U.S. Defined Benefit Plans in 2017, 2016 and 2015. We did not contribute to the U.S. Post-Retirement Benefit Plan in 2017, and we contributed $1 million in 2016 and $1 million in 2015.

Net Cash Used in Investing Activities
Net cash used in investing activities was $1,722 million in 2017, $90 million in 2016 and $671 million in 2015. Investments in property, plant and equipment were $72 million in 2017, $91 million in 2016 and $92 million in 2015.
In 2017, we paid $1,622 million, net of $72 million of cash acquired, for the acquisition of Ixia, $60 million for the acquisition of ScienLab, net of $2 million of cash acquired, and $20 million, net, for other acquisition activity. The purchase consideration includes approximately $47 million paid to Ixia employees for vested equity awards. In 2016, we used $10 million, net of cash acquired, for the acquisition of a small business and a contingent payment related to the Anite acquisition as compared to $574 million for the acquisitions of Anite and Electroservices in 2015.
We received $8 million of proceeds from the sale of land in 2017 compared to $10 million in 2016. We also received $45 million of proceeds from the sale of investments in 2017 as compared to $1 million in 2016 and $1 million in 2015.
In 2015, we invested $7 million in preferred stock of a privately held radio frequency microstructure company, accounted for using the cost method.
Net Cash Used in Financing Activities
Cash flows related to financing activities consist primarily of cash flows associated with the issuance of common stock, proceeds from and repayments of borrowings, issuance of common stock under employee stock plans, treasury stock repurchases and debt issuance cost. Net cash provided by financing activities in 2017 was $1,440 million compared to cash used of $25 million in 2016 and cash used of $19 million in 2015, primarily due to proceeds used to fund the acquisition of Ixia, including the issuance of long-term debt of $1,069 million, short-term borrowings of $212 million, and the issuance of common stock under public offering of $444 million, net of issuance costs. We repaid $323 million of the borrowings in 2017, including $182 million of the revolving facility, $140 million of the term loan and a $1 million short-term loan acquired with the acquisition of ScienLab. In addition, during 2017, we issued common stock under employee stock plans of $51 million compared to $43 million during 2016 and $26 million during 2015.
On February 18, 2016, our Board of Directors approved a stock repurchase program under which the company is authorized to repurchase up to $200 million of the company’s outstanding common stock through open market purchases, privately negotiated transactions or other means. The repurchase program may be suspended or discontinued at any time at the company’s discretion. In fiscal 2016, the company used $62 million to repurchase shares.
Financing activities in 2015 also reflects $49 million of cash returned to Agilent in accordance with the separation and distribution agreement.

Short-term debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the year ended October 31, 2017, we borrowed and repaid $182 million of borrowings outstanding under the Revolving Credit Facility. As of October 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2017.
Bridge Facility
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. Under the terms of commitment letter, the Bridge Facility was automatically terminated upon the Ixia acquisition on April 18, 2017. For the year ended October 31, 2017, we incurred costs in connection with the Bridge Facility of $9 million that were amortized to interest expense.
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
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. During the year ended October 31, 2017, we repaid $140 million of the term loan. As of October 31, 2017, we had borrowings outstanding under the term loan of $260 million, of which $10 million is due in the next twelve months. In connection with the term loan, we incurred issuance costs of $1 million that are being amortized to interest expense over the term of loan.
Off Balance Sheet Arrangements and Other
We have contractual commitments for non-cancellable operating leases. See Note 17, "Commitments and Contingencies," to our consolidated financial statements for further information on our non-cancellable operating leases.
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
The following table summarizes our total contractual obligations at October 31, 2017 (in millions). The amounts presented in the table do not reflect $41 million of liabilities for uncertain tax positions as of October 31, 2017. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

	Total	Less than one year	One to three years	Three to five years	More than five years
	(in millions)
Debt obligations	$2,060	$10	$750	$—	$1,300
Interest payments on long-term debt	547	84	147	119	197
Operating lease commitments	222	51	75	43	53
Capital lease commitments	5	1	1	1	2
Commitments to contract manufacturers and suppliers	336	332	4	—	—
Retirement plans	35	35	—	—	—
Other purchase commitments	42	42	—	—	—
Total	$3,247	$555	$977	$163	$1,552
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
In addition to the commitments to contract manufacturers and suppliers referenced above, we record a liability for firm, non-cancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2017, the liability for our excess firm, non-cancellable and unconditional purchase commitments was $10 million, compared to $9 million as of October 31, 2016. These amounts are included in other accrued liabilities in our consolidated balance sheet.
Retirement plans.  Commitments under the retirement plans relate to expected contributions to be made to our non-U.S. defined benefit plans for the next year only. Contributions beyond the next year are impractical to estimate.
We also have benefit payments due under our defined benefit retirement plans and post-retirement benefit plan that are not required to be funded in advance, but are paid in the same period that benefits are provided. See Item 8-Financial Statements and Supplementary Data, Note 15, "Retirement Plans and Post-Retirement Benefit Plans," for additional information.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. We can typically cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we disclose the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of October 31, 2017, our contractual obligations with these suppliers was approximately $42 million within the next fiscal year, as compared to approximately $35 million as of October 31, 2016.
We had no material off-balance sheet arrangements as of October 31, 2017 or October 31, 2016.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, restructuring and accounting for income taxes.
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
Share-based compensation.  We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Awards granted under the LTP Program are based on a variety of targets, such as total shareholder return (TSR) or financial metrics such as operating margin, cost synergies and others. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards in 2017 and 2016. For the year ended October 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options. In estimating the expected life of our options, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.
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
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates as of October 31, 2017 and 2016 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates as of October 31, 2017 and 2016 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. If we changed our discount rate by 1 percent, the impact would be $4 million on U.S. net periodic benefit cost and $7 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
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
In 2016, we implemented changes in our organizational structure designed to align our organization with the industries we serve, which resulted in the formation of three reportable operating segments that are also our reporting units. On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable operating segment. In 2017, we assessed goodwill impairment by performing a qualitative test for our four reporting units. Based on the results of our testing, it was determined that it is more-likely-than-not that the fair values of the reporting units are greater than their carrying values. There was no impairment of goodwill during the years ended October 31, 2017, 2016 and 2015. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and backlog and are amortized using the straight-line method over estimated useful lives ranging from 3 months to 10 years. No impairments of purchased intangible assets were recorded during the years ended October 31, 2017, 2016 and 2015.
We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2017, we assessed impairment by performing a qualitative test and recorded an impairment charge of $7 million related to the cancellation of an IPR&D project. There were no impairments in fiscal years 2016 and 2015.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2017, the company maintains a valuation allowance mainly related to deferred tax assets for capital losses in the U.K., California research credits, and net operating losses in the U.K. and Netherlands. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support their reversal.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. The ultimate resolution of tax uncertainties may differ from what is currently estimated, which could result in a material impact on income tax expense. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations.
New Accounting Standards
See Note 2, "New Accounting Pronouncements," to the consolidated financial statements for a description of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. Because derivative instruments are used solely as hedges and not for speculative trading purposes, fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. For further discussion of derivative financial instruments, refer to Note 13, "Derivatives."
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
Our operations generate non-functional currency cash flows such as revenue, third-party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into such foreign exchange contracts as described above to substantially mitigate our currency risk. Approximately 71 percent of our revenues in 2017 and 2016 and 75 percent of our revenues in 2015 were generated in U.S. dollars.
We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2017 and 2016, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest rate risk
As of October 31, 2017, we had $2,060 million in principal amount of senior debt outstanding. The carrying amount of the fixed-rate senior notes was $1,799 million, and the related fair value based on quoted prices was $1,890 million. A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
As of October 31, 2017, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate long-term debt by approximately $36 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Keysight Technologies, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Keysight Technologies, Inc. and its subsidiaries at October 31, 2017 and October 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, in 2017 the Company changed the manner in which it presents debt issuance costs on the consolidated balance sheet due to the adoption of Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, as well as the manner in which it recognizes the income tax consequences of intra-entity transfers due to the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.
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
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Ixia and ScienLab from its assessment of internal control over financial reporting as of October 31, 2017, because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Ixia and ScienLab from our audit of internal control over financial reporting. Ixia and ScienLab are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 6% and less than 1% of total assets, respectively and approximately 6% and less than 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2017.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 20, 2017

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2017	2016	2015
Net revenue:
Products	$2,664	$2,440	$2,408
Services and other	525	478	448
Total net revenue	3,189	2,918	2,856
Costs and expenses:
Cost of products	1,206	1,042	1,025
Cost of services and other	281	252	244
Total costs	1,487	1,294	1,269
Research and development	498	425	387
Selling, general and administrative	1,049	818	787
Other operating expense (income), net	(84)	(25)	(18)
Total costs and expenses	2,950	2,512	2,425
Income from operations	239	406	431
Interest income	7	3	1
Interest expense	(80)	(47)	(46)
Other income (expense), net	13	4	2
Income before taxes	179	366	388
Provision (benefit) for income taxes	77	31	(125)
Net income	$102	$335	$513

Net income per share:
Basic	$0.57	$1.97	$3.04
Diluted	$0.56	$1.95	$3.00

Weighted average shares used in computing net income per share:
Basic	180	170	169
Diluted	182	172	171

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended October 31,
	2017	2016	2015
Net income	$102	$335	$513
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of $(1), $2 and $(2)	4	(11)	5
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(2), $2 and $5	4	(5)	(10)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $(1), $(4) and zero	—	8	1
Foreign currency translation, net of tax benefit (expense) of zero	(10)	19	(54)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax benefit (expense) of $(68), $53 and $25	178	(135)	(67)
Change in net prior service credit, net of tax benefit of $9, $10 and $11	(15)	(15)	(18)
Other comprehensive income (loss)	161	(139)	(143)
Total comprehensive income	$263	$196	$370

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$818	$783
Accounts receivable, net	547	437
Inventory	588	474
Other current assets	224	160
Total current assets	2,177	1,854
Property, plant and equipment, net	530	512
Goodwill	1,882	736
Other intangible assets, net	855	208
Long-term investments	63	55
Long-term deferred tax assets	186	392
Other assets	240	39
Total assets	$5,933	$3,796
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10	$—
Accounts payable	211	189
Employee compensation and benefits	217	183
Deferred revenue	291	180
Income and other taxes payable	28	41
Other accrued liabilities	62	51
Total current liabilities	819	644
Long-term debt	2,038	1,093
Retirement and post-retirement benefits	309	405
Long-term deferred revenue	101	72
Other long-term liabilities	356	69
Total liabilities	3,623	2,283
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 188 million shares at October 31, 2017, and 172 million shares at October 31, 2016 issued	2	2
Treasury stock at cost; 2.3 million shares at October 31, 2017 and 2.3 million shares at October 31, 2016	(62)	(62)
Additional paid-in-capital	1,786	1,242
Retained earnings	1,041	949
Accumulated other comprehensive loss	(457)	(618)
Total stockholders' equity	2,310	1,513
Total liabilities and equity	$5,933	$3,796
   The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$102	$335	$513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	134	99
Share-based compensation	56	49	55
Excess tax (benefit) deficiency from share-based plans	(3)	5	(4)
Debt issuance expense	9	—	—
Deferred tax expense (benefit)	(47)	17	(163)
Excess and obsolete inventory related charges	16	17	28
Gain on sale of land	(8)	(10)	—
Asset impairment	7	—	—
Pension curtailment and settlement gains	(69)	—	—
Other non-cash expenses (income), net	10	4	14
Changes in assets and liabilities:
Accounts receivable	(11)	(42)	(20)
Inventory	(4)	(22)	(25)
Accounts payable	15	(8)	18
Payment (to)/from Agilent, net	—	—	(28)
Employee compensation and benefits	(1)	16	6
Deferred revenue	90	15	(24)
Income taxes payable	3	(9)	2
Retirement and post-retirement benefits	(15)	(32)	(44)
Other assets and liabilities	(62)	(53)	(51)
Net cash provided by operating activities	313	416	376

Cash flows from investing activities:
Purchases of property, plant and equipment	(72)	(91)	(92)
Proceeds from the sale of property, plant and equipment	8	10	1
Acquisitions of businesses and intangible assets, net of cash acquired	(1,702)	(10)	(574)
Purchase of investments	(1)	—	(7)
Proceeds from the sale of investments	45	1	1
Net cash used in investing activities	(1,722)	(90)	(671)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	51	43	26
Issuance of common stock under public offerings	444	—	—
Treasury stock repurchases	—	(62)	—
Proceeds from issuance of long-term debt	1,069	—	—
Debt issuance costs	(16)	—	—
Proceeds from short-term borrowings	212	—	—
Repayment of debt and credit facility	(323)	(1)	—
Excess tax benefit (deficiency) from share-based plans	3	(5)	4
Return of capital to Agilent	—	—	(49)
Net cash provided by/(used in) financing activities	1,440	(25)	(19)
Effect of exchange rate movements	4	(1)	(13)
Net increase/(decrease) in cash and cash equivalents	35	300	(327)
Cash and cash equivalents at beginning of year	783	483	810
Cash and cash equivalents at end of year	$818	$783	$483
   The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance as of October 31, 2014	167,483	$2	$1,002	—	$—	$101	$(336)	$769
Net income	—	—	—	—	—	513	—	513
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143)	(143)
Issuance of common stock	2,108	—	18	—	—	—	—	18
Share-based compensation	—	—	54	—	—	—	—	54
Tax benefits from share-based awards issued	—	—	4	—	—	—	—	4
Separation related tax and pension adjustments	—	—	62	—	—	—	—	62
Reduction in cash payable to Agilent	—	—	25	—	—	—	—	25
Balance as of October 31, 2015	169,591	2	1,165	—	—	614	(479)	1,302
Net income	—	—	—	—	—	335	—	335
Other comprehensive loss, net of tax	—	—	—	—	—	—	(139)	(139)
Issuance of common stock	2,696	—	34	—	—	—	—	34
Share-based compensation	—	—	48	—	—	—	—	48
Tax deficiency from share-based awards issued	—	—	(5)	—	—	—	—	(5)
Repurchase of common stock	—	—	—	(2,289)	(62)	—	—	(62)
Balance as of October 31, 2016	172,287	2	1,242	(2,289)	(62)	949	(618)	1,513
Adjustment due to adoption of ASU 2016-16	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	102	—	102
Other comprehensive income, net of tax	—	—	—	—	—	—	161	161
Issuance of common stock	2,880	—	41	—	—	—	—	41
Public offering of common stock	13,143	—	444	—	—	—	—	444
Share-based compensation	—	—	56	—	—	—	—	56
Tax benefits from share-based awards issued	—	—	3	—	—	—	—	3
Balance as of October 31, 2017	188,310	$2	$1,786	(2,289)	$(62)	$1,041	$(457)	$2,310
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview.  Keysight Technologies, Inc. ("we", "us", "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a measurement company providing electronic design and test solutions to communications and electronics industries. Following the acquisition of Ixia on April 18, 2017, the company also provides testing, visibility, and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers, and network equipment manufacturers.
Basis of Presentation.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the SEC and in conformity with generally accepted accounting principles in the U.S. ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated balance sheet and our consolidated statement of operations, statement of comprehensive income, statement of cash flows and statement of equity.
Principles of consolidation.  The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated.
Use of Estimates.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, restructuring and accounting for income taxes.
Acquisitions. On April 18, 2017 we acquired all of the outstanding common stock of Ixia for $1,622 million, net of $72 million of cash acquired. On August 31, 2017 we acquired all of the outstanding common stock of ScienLab for $60 million, net of $2 million of cash acquired. See Note 3, "Acquisitions," for further discussion of the company's acquisitions of Ixia and ScienLab.
Land Sale. On April 30, 2014 we entered into a binding contract to sell land in the United Kingdom ("U.K.") that resulted in the transfer of three separate land tracts totaling approximately $34 million in May 2014, November 2015 and November 2016. In 2017 and 2016, we recognized gains of $8 million and $10 million, respectively, on the sale of the land tracts in other operating expense (income).
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
Within our Ixia Solutions Group, when an arrangement contains software and non-software deliverables, we use a two-step process to allocate revenue to each element in the arrangement. First, we allocate the total arrangement fee to the separate non-software and software deliverables as a group based on their relative selling prices. Then, we allocate revenue within the software group utilizing the residual method with revenue allocated to the undelivered elements based on VSOE and the residual amount allocated to the delivered elements.
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

Accounts receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts was approximately $3 million and $2 million as of October 31, 2017 and 2016, respectively. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.
Share-based compensation.  We account for share-based awards made to our employees and directors, including employee stock option awards, restricted stock units, employee stock purchases made under Keysight's Employee Stock Purchase Plan ("Keysight's ESPP") and performance share awards under Keysight Technologies, Inc. Long-Term Performance ("Keysight's LTP") Program, using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $56 million in 2017, $49 million in 2016 and $55 million in 2015.
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
As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. In 2016, we implemented changes in our organizational structure designed to align our organization with the industries we serve, which resulted in the formation of three reportable operating segments that are also our reporting units. On April 18, 2017 we completed the acquisition of Ixia, which became our fourth reportable operating segment, the Ixia Solutions Group, and reporting unit. In 2017, we assessed goodwill impairment by performing a qualitative test for our four reporting units. Based on the results of our testing, it was determined that it is more-likely-than-not that the fair values of the reporting units are greater than their carrying values. There was no impairment of goodwill during the years ended October 31, 2017, 2016 and 2015.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and backlog and are amortized using the straight-line method over estimated useful lives ranging from

3 months to 10 years. No impairments of purchased intangible assets were recorded during the year ended October 31, 2017, 2016 and 2015.
We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2017, we assessed impairment by performing a qualitative test and recorded an impairment charge of $7 million related to the cancellation of an IPR&D project. There were no impairments in 2016 and 2015.
Advertising. Advertising costs are expensed as incurred and amounted to $22 million in 2017, $19 million in 2016 and $27 million in 2015.
Research and development.  Costs related to the research, design and development of our products are charged to research and development expense as they are incurred.
Sales taxes.  Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.
Investments. Cost method investments consisting of non-marketable equity securities are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. There was no impairment recognized in 2017. In 2016, cost method investments with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which is included in other income (expense). In 2015, cost method investments with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which is included in other income (expense).
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
As of October 31, 2017, approximately $767 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under current tax laws, most of the cash could be repatriated to the U.S., but it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.
We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.
Restricted cash. As of October 31, 2017, restricted cash of approximately $2 million consisted of deposits held as collateral against bank guarantees and is classified within other assets in the consolidated balance sheet. As of October 31, 2016, restricted cash of $2 million consisted of approximately $1 million of deposits held as collateral against bank guarantees and approximately $1 million of deposits held as collateral against foreign currency hedging contracts and is classified within other assets and other current assets, respectively, on the consolidated balance sheet.

Fair value of financial instruments.  The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value by approximately $91 million and $30 million as of October 31, 2017 and 2016, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 12, "Fair Value Measurements," for additional information on the fair value of financial instruments.
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
Credit risk is mitigated through collateral such as letters of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2017 or 2016.
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
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger, and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and improvements are depreciated over the lesser of their useful lives or the remaining term of the lease and machinery and equipment over three to ten years. We use the straight-line method to depreciate assets.
Leases.  We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one to twenty-five years. Certain leases contain renewal options for periods up to ten years.
Capitalized software.  We capitalize certain internal and external costs incurred to acquire or create internal use software. Capitalized software is included in property, plant and equipment and is depreciated over three years once development is complete.

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
Restructuring costs.  The main component of our existing restructuring plans is related to workforce reductions. Workforce reduction charges are accrued when payment of benefits becomes probable and the amounts can be estimated. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.
Employee compensation and benefits.  Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $72 million and $66 million as of October 31, 2017 and 2016, respectively.
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
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in net income. Net gains or losses resulting from foreign currency transactions are reported in other income (expense) and were a $1 million gain in 2017, zero in 2016, and a $5 million gain in 2015.
Retirement plans and post-retirement benefit plan assumptions.  Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually. See Note 15, "Retirement Plans and Post-Retirement Benefit Plans."

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
The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard on November 1, 2018 and are evaluating the transition methods available. Based on the progress to date, we have not identified any material impacts of the new standard on the amount and timing of revenue recognition to our consolidated statement of operations; however, we have not completed our assessment, including the impact of our recent acquisitions of Ixia and ScienLab. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue, as under the new standard we expect to recognize software license revenue at the time of billing rather than over the contractual term since control of the software license is transferred, and our performance obligation is satisfied at that point in time. The new standard will also require the deferral of commissions that were previously expensed as incurred and may qualify for capitalization under the new standard.
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of deferred issuance costs by requiring that they be presented as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The standard was effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted this guidance retrospectively during the first quarter of 2017. As a result, $7 million of unamortized debt issuance costs have been reclassified from other assets to long-term debt in the consolidated balance sheet as of October 31, 2016 (see Note 18).
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We adopted this guidance retrospectively during 2017 (see Note 15).
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, that amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The standard is effective for annual reporting periods beginning after December 15, 2016. We will adopt this guidance on November 1, 2017 in the first quarter for 2018 by recording the cumulative impact of applying this guidance to retained earnings. We estimate the impact to retained earnings, including the change in the forfeiture policy, will be approximately $6 million.
The prospective inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest. As a measure of sensitivity, had we adopted this guidance at the beginning of 2017, our income tax expense would have decreased by approximately $4 million, which reflects the amount of excess tax benefits recognized during the year ended October 31, 2017.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, that removes the requirement under which the income tax consequences of intra-entity transfers are deferred until the assets are ultimately sold to an outside party, except for transfers of inventory. The tax consequences of such transfers would be recognized in tax expense when the transfers occur. The standard was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We elected to early adopt this guidance on a modified retrospective basis during the first quarter of 2017. As a result, a $10 million cumulative-effect adjustment was recorded directly to retained earnings as of November 1, 2016, the beginning of the annual period of adoption, with corresponding reductions of $2 million, $6 million and $2 million to other current assets, other assets, and long-term deferred tax assets, respectively.
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

3.	ACQUISITIONS

Acquisitions in 2017

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
All goodwill was assigned to the Ixia Solutions Group. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of April 18, 2017 (in millions):

Cash and cash equivalents	$72
Short-term investments	44
Accounts receivable	91
Inventory	107
Other current assets	34
Property, plant and equipment	50
Goodwill	1,117
Other intangible assets	744
Other assets	4
Total assets acquired	2,263
Accounts payable	(10)
Employee compensation and benefits	(32)
Deferred revenue	(35)
Income and other taxes payable	(1)
Other accrued liabilities	(32)
Other long-term liabilities	(459)
Net assets acquired	$1,694
The fair values of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment, intangible assets, and deferred revenue were determined with the input from third-party valuation specialists. The fair values of certain other assets and certain other liabilities were determined internally using historical carrying values and estimates made by management. During the third quarter of 2017, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were refined. The total purchase price allocation adjustment to goodwill in the third quarter was approximately $137 million and related primarily to an increase in the allocation to deferred tax liabilities. Initially during the second quarter of 2017 upon closing of the acquisition, the company recorded a deferred tax liability of $113 million for non-permanently invested earnings based on a preliminary calculation. During the third quarter of 2017, the company obtained additional information to allow the refinement of this calculation and made adjustments to increase the deferred tax liability for non-permanently invested earnings by $149 million, to decrease the deferred tax liability by $9 million for conformance of transfer pricing policies, and to decrease the deferred tax liability by $3 million for other adjustments related to the Ixia U.S. group. During the fourth quarter of 2017, the company made adjustments to increase the deferred tax liability and recognize additional withholding tax receivable. These fourth quarter adjustments were under $1 million. If additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
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
Acquisition and integration costs directly related to the Ixia acquisition were recorded in the consolidated statement of operations as follows:

Year Ended
October 31, 2017
(in millions)
Cost of products and services	$2
Research and development	1
Selling, general and administrative	42
Other income (expense), net	10
Total acquisition and integration costs	$55

Such costs are expensed in accordance with the authoritative accounting guidance. In addition, for the year ended October 31, 2017, we incurred $28 million of acquisition-related compensation expense to redeem certain of Ixia's outstanding unvested stock awards as of the date of the Merger Agreement that were determined to relate to post-merger service periods.
Acquisition of ScienLab

On August 31, 2017, we acquired all of the outstanding common stock of ScienLab for $60 million, net of $2 million of cash acquired. ScienLab is a Germany-based company that provides test solutions to automotive original equipment manufacturers and Tier 1 suppliers in the automotive and energy markets. This acquisition complements our portfolio, allowing end-to-end solutions for hybrid electric vehicles, electric vehicles, and battery test solutions that address e-mobility market dynamics. We funded the acquisition using existing cash. As a result of the acquisition, ScienLab has become a wholly-owned subsidiary of Keysight. Accordingly, the results of ScienLab are included in Keysight's consolidated financial statements from the date of the acquisition and are reported in the Electronic Industrial Solutions Group operating segment. For the period from September 1, 2017 to October 31, 2017, ScienLab's net revenue and net loss was $1 million and $2 million, respectively.
The ScienLab acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Keysight at their estimated fair values. Keysight determined the estimated fair values with the assistance of appraisals or valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. We expect to leverage and expand the existing sales channels and product development resources, and utilize the assembled workforce. The company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of ScienLab's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
All goodwill was assigned to the Electronic Industrial Solutions Group. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $13 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table below.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of August 31, 2017 (in millions):

Cash and cash equivalents	$2
Accounts receivable	3
Inventory	16
Other current assets	1
Goodwill	23
Other intangible assets	40
Total assets acquired	85
Accounts payable	(1)
Deferred revenue	(3)
Income and other taxes payable	(2)
Current portion of long-term debt	(1)
Other long-term liabilities	(16)
Net assets acquired	$62
The fair values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, deferred revenue, and current portion of long-term debt were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory and intangible assets were determined with the input from third-party valuation specialists. The fair values of certain other liabilities were determined internally using historical carrying values and estimates made by management. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the ScienLab acquisition were as follows (in millions):

	Estimated Fair Value	Estimated useful life
Developed product technology	$33	6 years
Customer relationships	4	5 years
Non-compete agreements	1	3 years
Tradenames and trademarks	1	3 years
Backlog	1	6 months
Total intangible assets	$40
As noted above, the intangible assets were valued with input from valuation specialists using the income approach, which includes the discounted cash flow, cost-savings, and relief from royalty methods.
Acquisition and integration costs directly related to the ScienLab acquisition totaled $1 million for the year ended October 31, 2017 which were recorded in selling, general and administrative expenses.
Acquisitions in 2015
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
All goodwill was allocated to the Communications Solutions Group reporting unit. We do not expect the goodwill recognized to be deductible for income tax purposes. Any potential impairment charges made in the future associated with goodwill will not be tax deductible.
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
Acquisition and integration costs directly related to the Anite acquisition were recorded in the consolidated statement of operations as follows:

	Year Ended
	October 31,
	2017	2016	2015
	(in millions)
Cost of products and services	$1	$—	$—
Research and development	1	—	—
Selling, general and administrative	9	18	14
Total acquisition and integration costs	$11	$18	$14
Such costs are expensed in accordance with the authoritative accounting guidance.
Supplemental Pro Forma Information (Unaudited)
The following represents pro forma operating results as if Ixia and Anite had been included in the company's consolidated statements of operations as of the beginning of fiscal 2016 and 2015, respectively (in millions, except per share amounts):

	Year Ended
	October 31,
	2017	2016	2015
Net revenue	$3,462	$3,413	$2,998
Net income	$116	$231	$510
Net income per share - Basic	$0.63	$1.26	$3.02
Net income per share - Diluted	$0.62	$1.25	$2.98
The unaudited pro forma financial information for the years ended October 31, 2017 and 2016 combine the historical results of Keysight and Ixia for the years ended October 31, 2017 and 2016, assuming that the companies were combined as of November 1, 2015. The unaudited pro forma financial information for the year ended October 31, 2015 combines the historical results of Keysight and Anite for the year ended October 31, 2015, assuming that the companies were combined as of November 1, 2014. The unaudited pro forma financial information includes business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets, property plant and equipment, interest expense on the financing transactions used to fund the Ixia acquisition and acquisition-related transaction costs and tax-related effects. Pro forma results of operations for ScienLab have not been presented because the effects of the acquisition were not material to the company’s financial results.
The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016 for Ixia and 2015 for Anite.

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
Description of Keysight’s Share-Based Plans
Incentive compensation plans.  The 2014 Equity and Incentive Compensation Plan (the "2014 Stock Plan") was originally adopted by the Board of Directors ("the Board") on July 16, 2014, subsequently amended and restated by the Board on September 29, 2014 and on January 22, 2015 and became effective as of November 1, 2014 (the “Effective Date”). The Board initially reserved 25 million shares of company common stock that may be issued under the 2014 Stock Plan, plus any shares forfeited or cancelled under the 2014 Stock Plan and subsequently reduced the number to 17 million shares. The 2014 Stock Plan provides for the grant of awards in the form of stock options, SARs, restricted stock, RSUs, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2017, approximately 5 million shares were available for future awards under the 2014 Stock Plan.
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
Under our ESPP, employees purchased 1,085,382 shares for $32 million in 2017, 1,234,111 shares for $30 million in 2016 and 493,289 shares for $14 million in 2015. As of October 31, 2017, common stock authorized and available for issuance under our ESPP was 22,187,218 shares, which includes shares issued in November 2017 to participants in consideration of the aggregate contribution totaling $17 million as of October 31, 2017.
Impact of Share-based Compensation Awards
All share-based awards compensation expense has been recognized using a straight-line amortization method and as required by guidance, has been reduced for estimated forfeitures.

The impact on our results for share-based compensation was as follows:

	Year Ended October 31,
	2017	2016	2015
	(in millions)
Cost of products and services	$11	$11	$12
Research and development	9	8	9
Selling, general and administrative	36	30	34
Total share-based compensation expense	$56	$49	$55

At October 31, 2017 and 2016 no share-based compensation expense was capitalized within inventory. The income tax benefit (deficiency) realized from the exercised stock options and similar awards recognized was $3 million in 2017, $(5) million in 2016 and $4 million in 2015.
Valuation Assumptions
The following assumptions were used to estimate the fair value of employee stock options and LTP Program grants.

	Year Ended October 31,
	2017	2016	2015
Stock Option Plans:
Weighted average risk-free interest rate	N/A	N/A	1.60%
Dividend yield	N/A	N/A	0%
Weighted average volatility	N/A	N/A	31%
Expected life	N/A	N/A	4.9 years
LTP Program:
Volatility of Keysight shares	27%	25%	26%
Volatility of index/ peer group	15%	14%-54%	17%-67%
Price-wise correlation with selected peers	57%	38%	38%
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
We did not grant any option awards in 2017 and 2016. For the year ended October 31, 2015, we used the average historical volatility of eleven peer companies to estimate the volatility for our stock option awards. We considered our ability to find traded options of peer companies in the current market with similar terms and prices to our options.
As of November 1, 2014, Agilent’s fiscal 2013 LTP Program grants to Keysight executives were classified as liability awards in our consolidated financial statements as the payout of Keysight shares is dependent upon Agilent Total Shareholder Return (“TSR”) as compared to its peer companies at the end of fiscal 2015. The final payout resulted in reversal of $4 million of expense recorded for those awards.

Share-based Payment Award Activity
Employee Stock Options
The following table summarizes employee stock option award activity made to our employees and directors for 2017:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2016	3,276	$25
Granted	—	$—
Exercised	(922)	$20
Forfeited and expired	—	$—
Outstanding at October 31, 2017	2,354	$27
There were no forfeited or expired options in 2017.
The options outstanding and exercisable for equity share-based payment awards at October 31, 2017 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	766	3.9	$19	$19,522	766	3.9	$19	$19,522
$25.01 - 30	667	6.1	$30	9,905	477	6.1	$30	7,088
$30.01 - 40	921	7.0	$31	12,593	438	7.0	$31	5,984
	2,354	5.7	$27	$42,020	1,681	5.3	$25	$32,594
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on Keysight's closing stock price of $44.67 at October 31, 2017, that would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2017 was approximately 1.7 million.
The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2017, 2016 and 2015:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2015	$15,160	$16
Black-Scholes per share value of options granted during fiscal 2015			$9.20
Options exercised in fiscal 2016	$5,656	$19
Black-Scholes per share value of options granted during fiscal 2016			N/A
Options exercised in fiscal 2017	$16,385	$20
Black-Scholes per share value of options granted during fiscal 2017			N/A
As of October 31, 2017 the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $1 million, which is expected to be amortized over a weighted average period of 1 year. See Note 5, "Income Taxes," for the tax impact on share-based award exercises.

Non-vested Awards
The following table summarizes non-vested award activity in 2017 primarily for our LTP Program and restricted stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at October 31, 2016	3,056	$30
Granted	1,822	$37
Vested	(1,205)	$29
Forfeited	(33)	$33
Non-vested at October 31, 2017	3,640	$33
As of October 31, 2017 the unrecognized share-based compensation cost for non-vested restricted stock awards, net of expected forfeitures, was approximately $47 million, which is expected to be amortized over a weighted average period of 2.7 years. The total fair value of restricted stock awards vested was $43 million for 2017, $33 million for 2016 and $36 million for 2015.

5.	INCOME TAXES
The domestic and foreign components of income before taxes are:

	Year Ended October 31,
	2017	2016	2015
	(in millions)
U.S. operations	$(147)	$(30)	$(6)
Non-U.S. operations	326	396	394
Total income before taxes	$179	$366	$388
The provision (benefit) for income taxes is comprised of:

	Year Ended October 31,
	2017	2016	2015
	(in millions)
U.S. federal taxes:
Current	$21	$(15)	$12
Deferred	(56)	(13)	(7)
Non-U.S. taxes:
Current	101	32	24
Deferred	9	28	(158)
State taxes, net of federal benefit:
Current	2	(1)	1
Deferred	—	—	3
Total provision (benefit) for income taxes	$77	$31	$(125)
The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included in the consolidated balance sheet are:

	October 31,
	2017		2016
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$16	$(3)	$14	$(1)
Intangibles	55	(158)	88	(15)
Property, plant and equipment	16	(20)	15	(13)
Warranty reserves	17	(1)	17	—
Pension benefits	90	(58)	110	(3)
Employee benefits, other than retirement	29	(1)	25	—
Net operating loss, capital loss, and credit carryforwards	257	—	165	—
Unremitted earnings of foreign subsidiaries	—	(305)	—	(38)
Share-based compensation	26	—	23	—
Deferred revenue	24	(3)	38	(1)
Other	10	(10)	10	(5)
Subtotal	540	(559)	505	(76)
Tax valuation allowance	(63)	—	(38)	—
Total deferred tax assets or deferred tax liabilities	$477	$(559)	$467	$(76)
The increase in 2017 as compared to 2016 for the deferred tax liability primarily relates to an increase in unremitted earnings of foreign subsidiaries from the Ixia acquisition, Ixia and ScienLab deferred tax liabilities established for acquired intangible assets which are not deductible for tax purposes when amortized, and decreases in future pension liabilities primarily in Japan and the U.K. This is offset by an increase in the deferred tax asset for net operating losses primarily in Singapore and credit carryforwards primarily in the U.S.
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
We record U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. For the fiscal year ending October 31, 2017, we increased our deferred tax liability to $305 million for the U.S. tax liability expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. As of October 31, 2017, the cumulative amount of undistributed earnings considered indefinitely reinvested was $1.5 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to indefinitely reinvest those earnings in the company’s foreign operations. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
The $63 million valuation allowance as of October 31, 2017 is mainly related to capital losses in the U.K., California research credits, and net operating losses in the U.K. and Netherlands. The $38 million valuation allowance as of October 31, 2016 was mainly related to deferred tax assets for capital losses in the U.K. and net operating losses in the Netherlands. The increase in valuation allowance from October 31, 2016 to October 31, 2017 is primarily due to an increase in the valuation allowance on California research credits and U.S. state net operating losses that were both acquired in the Ixia acquisition. We will maintain a valuation allowance until sufficient positive evidence exists to support reversal.
At October 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $10 million, U.S. capital loss carryforwards of approximately $3 million, and U.S. state net operating loss carryforwards, primarily acquired in the Ixia acquisition, of approximately $91 million. The U.S. federal net operating losses will expire in years beginning 2028 through 2030 if not utilized and capital loss carryforwards will expire in beginning in 2018 if not utilized. The U.S. state net operating loss carryforwards will begin to expire in 2018 if not utilized. At October 31, 2017, we had U.S. foreign tax credit carryforwards of approximately $43 million, U.S. research credit carryfowards of approximately $40 million, U.S. AMT carryfowards of $1 million, and California research credits of approximately $15 million. The U.S. federal credits begin to expire in 2025, if not utilized. The

California research credits can be carried forward indefinitely. The U.S. federal and state net operating loss and tax credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2017, we also had foreign net operating loss carryforwards of approximately $2,608 million. Of this foreign loss, $112 million will expire in years beginning 2023 through 2026 if not utilized. The remaining $2,496 million has an indefinite life. At October 31, 2017, we had foreign capital loss carryforwards of approximately $152 million with an indefinite life and $3 million of tax credits in foreign jurisdictions with an indefinite life. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.
The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefit totals $6 million as of October 31, 2017 and will be accounted for as a credit to retained earnings, upon the adoption of ASU 2016-09 on November 1, 2017. We have recognized approximately $2 million as a credit to shareholders' equity for cumulative excess tax benefits related to stock and stock option plans that have been realized as of October 31, 2017.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2017	2016	2015
	(in millions)
Profit before tax times statutory rate	$63	$128	$136
State income taxes, net of federal benefit	1	(1)	3
Non-U.S. income taxed at different rates	(83)	(88)	(107)
Singapore tax incentives through amortization	—	—	(219)
Retroactive Singapore tax rate incentive impact	—	—	(15)
Repatriation of foreign earnings	—	(45)	—
Foreign earnings not considered indefinitely reinvested	3	39	33
Change in unrecognized tax benefits	23	1	33
U.S. research credits	(7)	(5)	(1)
Share-based compensation adjustment for non-U.S. employees	6	4	4
Deemed repatriation of foreign earnings	5	3	3
Malaysia tax assessment	68	—	—
Other, net	(2)	(5)	5
Provision (benefit) for income taxes	$77	$31	$(125)
Effective tax rate	43%	8%	(32)%
We benefit from tax incentives in several different jurisdictions, most significantly in Singapore, and several jurisdictions have granted tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2024 and 2025. The impact of the tax incentives decreased income taxes by $49 million, $34 million and $250 million in 2017, 2016, and 2015, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.27, $0.20 and $1.46 in 2017, 2016 and 2015, respectively. The increase in the benefit from the tax incentive from 2016 to 2017 is primarily due to an increase in pre-tax book income earned in Singapore. Of the $1.46 benefit of the tax incentives on net income per share (diluted) in 2015, $1.21 benefit relates to one- time items due to the retroactive granting of the Singapore tax incentives.
For 2017, the effective tax rate was 43 percent, which is higher than the U.S. statutory rate primarily due to the payment of a prior year Malaysia tax assessment of $68 million, including tax and penalties, which we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia.
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

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2017 and 2016:

	October 31,
	2017	2016
	(in millions)
Current income tax assets (included within other current assets)	$40	$29
Current income tax liabilities (included within income and other taxes payable)	(7)	(19)
Long-term income tax assets (included within other assets)	—	6
Long-term income tax liabilities (included within other long-term liabilities)	(39)	(21)
Total	$(6)	$(5)
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. The ultimate resolution of tax uncertainties may differ from what is currently estimated, which could result in a material impact on income tax expense. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2017	2016	2015
	(in millions)
Balance, beginning of year	$51	$50	$129
Reductions due to spin transaction	—	—	(113)
Additions due to acquisition	22	—	2
Additions for tax positions related to the current year	31	5	34
Additions for tax positions from prior years	52	1	2
Reductions for tax positions from prior years	(9)	(4)	(4)
Settlements with taxing authorities	—	—	—
Statute of limitations expirations	(1)	(1)	—
Balance, end of year	$146	$51	$50
As of October 31, 2017, we had $166 million of unrecognized tax benefits including interest and penalties which, if recognized, would affect our effective tax rate. However, approximately $4 million of the unrecognized tax benefits were related to state income tax positions which, if recognized, would be in the form of a deferred tax asset that would likely not affect our effective tax rate due to a valuation allowance. Under the terms of the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, the unrecognized tax benefits as of separation differed from the amount allocated using the separate return methodology, therefore, a $113 million reduction in the unrecognized tax benefits occurred as of November 1, 2014 upon separation.
We recognized a tax expense of $18 million, $1 million, and zero of interest and penalties related to unrecognized tax benefits in 2017, 2016 and 2015, respectively. Cumulatively, interest and penalties accrued as of the end of October 31, 2017, 2016 and 2015 were $20 million, $2 million and $1 million, respectively. The increase in interest and penalties from October 31, 2016 to October 31, 2017 is primarily due to $18 million of penalties paid for the Malaysia tax assessment relating to the 2008 tax year.
For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain foreign entities, the tax years generally remain open, at most, back to the year 2007. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of this year, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia is closed and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.

6.	NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below.

	Year Ended October 31,
	2017	2016	2015
	(in millions)
Numerator:
Net income	$102	$335	$513
Denominator:
Basic weighted-average shares	180	170	169
Potential common shares— stock options and other employee stock plans	2	2	2
Diluted weighted-average shares	182	172	171
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits recorded in additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards.
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the year ended 2017, 2016 and 2015, we excluded zero, 1.7 million shares and zero shares from the calculation of diluted earnings per share, respectively. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the years ended October 31, 2017, 2016 and 2015, we excluded 7,760 shares, 26,200 shares and 46,300 shares, respectively, from the calculation of diluted earnings per share.

7.	SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $121 million in 2017, $23 million in 2016 and $40 million in 2015. The 2017 payments include $68 million paid to the Malaysia tax authority associated with a tax assessment on gains related to intellectual property transfers that we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia.
Cash paid for interest was $64 million in 2017, $44 million in 2016 and $46 million in 2015. In 2017, we also paid fees of $9 million in connection with a bridge loan facility that were amortized to interest expense and classified as financing activity.
The following table summarizes our non-cash investing activities that are not reflected in the consolidated statement of cash flows:

	Year Ended October 31,
	2017	2016	2015
	(in millions)
Non-cash investing activities:
Capital expenditures in accounts payables	$(4)	$(11)	$10
Capital expenditures in other long-term liabilities	4	1	—
	$—	$(10)	$10

8.	INVENTORY

	October 31,
	2017	2016
	(in millions)
Finished goods	$286	$218
Purchased parts and fabricated assemblies	302	256
Total inventory	$588	$474
The increase in inventory was driven primarily by business acquisitions. Inventory-related excess and obsolescence charges recorded in total cost of products were $16 million in 2017, $17 million in 2016 and $28 million in 2015. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2017	2016
	(in millions)
Land	$63	$66
Buildings and leasehold improvements	678	679
Machinery and equipment	1,008	931
Total property, plant and equipment	1,749	1,676
Accumulated depreciation and amortization	(1,219)	(1,164)
Property, plant and equipment, net	$530	$512
Asset impairments were zero in 2017, 2016 and 2015. In 2017 we recognized a loss of $5 million related to assets that were damaged or destroyed due to the northern California wildfires. Depreciation expense was $92 million in 2017, $85 million in 2016 and $81 million in 2015. Buildings and leasehold improvements include assets held under capital lease of $4 million and $1 million at October 31, 2017 and 2016, respectively.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of October 31, 2017, 2016 and 2015 and the movements in 2017 and 2016 for each of our reportable segments were as follows:

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2015	$433	$204	$—	$63	$700
Foreign currency translation impact	12	9	—	1	22
Goodwill arising from acquisitions and other adjustments	11	3	—	—	14
Goodwill as of October 31, 2016	456	216	—	64	736
Foreign currency translation impact	(15)	1	—	1	(13)
Goodwill arising from acquisitions	—	23	1,117	19	1,159
Goodwill as of October 31, 2017	$441	$240	$1,117	$84	$1,882

Other intangible assets as of October 31, 2017 and 2016 consisted of the following:

	Other Intangible Assets as of October 31, 2017			Other Intangible Assets as of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$808	$252	$556	$309	$159	$150
Backlog	13	12	1	4	4	—
Trademark/Tradename	33	8	25	20	4	16
Customer relationships	304	61	243	65	35	30
Non-compete agreements	1	—	1	—	—	—
Total amortizable intangible assets	1,159	333	826	398	202	196
In-Process R&D	29	—	29	12	—	12
Total	$1,188	$333	$855	$410	$202	$208
In 2017, we recorded additions to goodwill and other intangible assets of $1,159 million and $785 million, based on the preliminary allocation of the purchase prices to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Ixia and other acquisitions. There was no foreign exchange translation impact to other intangible assets in 2017. In 2017, we transferred $43 million from in-process R&D to developed technology as projects were successfully completed and recorded an impairment charge of $7 million related to the cancellation of an in-process R&D project.
In 2016, we recorded additions to goodwill and other intangible assets of $14 million and $19 million, respectively, due to an acquisition in 2016 and a revision to the preliminary purchase price allocation of the Anite acquisition, which was completed in 2015. We recorded $4 million of foreign exchange translation impact to other intangible assets in 2016.
Amortization of other intangible assets was $131 million in 2017, $43 million in 2016, and $15 million in 2015. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $198 million in 2018, $196 million in 2019, $194 million in 2020, $126 million in 2021, $50 million in 2022, and $62 million thereafter.

11.	INVESTMENTS
Net book value of investments as of October 31, 2017 and 2016 were as follows:

	October 31,
	2017	2016
	(in millions)
Long-Term
Cost method investments	$16	$15
Trading securities	13	11
Available-for-sale investments	34	29
Total	$63	$55
Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments designated as available-for-sale consists of equity securities and are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss).
Investments in available-for-sale securities at estimated fair value were as follows:

	October 31, 2017				October 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Long-Term
Equity securities	$15	$19	$—	$34	$15	$14	$—	$29

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  There was no impairment recognized in the year ended 2017. In 2016, cost method investments with a carrying amount of $2 million were written down to their fair value of zero, resulting in an impairment charge of $2 million, which is included in other income (expense). In 2015, cost method investments with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which is included in other income (expense).
Realized gains or losses on the sale of available-for-sale or cost method securities were zero in 2017, 2016 and 2015. Net unrealized gains on our trading securities portfolio were $2 million of unrealized gains in 2017, zero in 2016 and $1 million of unrealized gains in 2015.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 and 2016 were as follows:

	Fair Value Measurements as of October 31, 2017				Fair Value Measurements as of October 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$403	$403	$—	$—	$471	$471	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—	4	—	4	—
Long-term
Trading securities	13	13	—	—	11	11	—	—
Available-for-sale investments	34	34	—	—	29	29	—	—
Total assets measured at fair value	$456	$450	$6	$—	$515	$511	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$1	$—	$1	$—	$8	$—	$8	$—
Long-term
Deferred compensation liability	13	—	13	—	11	—	11	—
Total liabilities measured at fair value	$14	$—	$14	$—	$19	$—	$19	$—
Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy. Our deferred compensation liability are classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
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
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. The ineffectiveness for the years ended October 31, 2017, 2016 and 2015 was not significant.

Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense) in the consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
In connection with the acquisition of Anite, which closed on August 13, 2015, Keysight entered into foreign currency forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in British Pound currency. The aggregate notional amount of the currencies hedged was $608 million. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting loss on settlement, on the date of acquisition, was $2 million and was recorded in other income (expense) in the consolidated statement of operations for the year ended October 31, 2015.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2017 was immaterial. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2017.
There were 127 foreign exchange forward contracts open as of October 31, 2017 and designated as cash flow hedges. There were 71 foreign exchange forward contracts and zero foreign exchange option contract open as of October 31, 2017 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2017 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$36
British Pound	—	(15)
Singapore Dollar	10	(1)
Malaysian Ringgit	62	(3)
Japanese Yen	(101)	(38)
Other currencies	(14)	(6)
	$(43)	$(27)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance . The gross fair values and balance sheet presentation of derivative instruments held in the consolidated balance sheet as of October 31, 2017 and 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2017	October 31, 2016	Balance Sheet Location	October 31, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$2	Other accrued liabilities	$—	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	2	Other accrued liabilities	1	4
Total derivatives	$6	$4		$1	$8
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations was as follows:

	2017	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$6	$(7)	$(15)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$(1)	$(12)	$(1)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$6	$(10)	$(7)
The estimated amount of existing net gain at October 31, 2017 expected to be reclassified from accumulated other comprehensive income to cost of sales within the next twelve months is $3 million.

14.	RESTRUCTURING
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
We initiated a targeted workforce reduction program in November 2016 that is expected to reduce Keysight's total headcount by between 60 to 200 employees. The timing and scope of workforce reductions will vary based on local legal requirements. This targeted workforce management program was designed to support our site consolidation strategy, align with our new industry segment structure and improve efficiency. As of October 31, 2017, approximately 85 employees exited under this workforce reduction program, which we expect to be substantially complete by the end of first quarter of fiscal 2018.

A summary of balances and restructuring activity for the above plans is shown in the table below:

	Workforce reduction	U.S. Pre-retirement Plan
	(in millions)
Balance at October 31, 2015	$4	$2
Cash payments	(4)	(2)
Balance at October 31, 2016	—	—
Income statement expense	8	—
Cash payments	(6)	—
Balance at October 31, 2017	$2	$—
The restructuring accrual of $2 million at October 31, 2017 relating to workforce reduction is recorded in other accrued liabilities in the consolidated balance sheet.
A summary of the charges in the consolidated statement of operations resulting from all restructuring activities, including acquisition and other activities, is shown below:

	Year Ended October 31,
	2017	2016	2015
	(in millions)
Cost of products and services	$1	$—	$4
Research and development	3	—	2
Selling, general and administrative	8	—	10
Total restructuring and other related costs	$12	$—	$16

15.	RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
General. Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. We provide U.S. employees, who meet eligibility criteria under the Keysight Technologies, Inc. Retirement Plan ("RP"), defined benefits which are based on an employee's base or target pay during the years of employment and on length of service. For eligible employees' service through October 31, 1993, the benefit payable under the RP is reduced by any amounts due to the eligible employees' service under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993.
In addition, in the U.S. we maintain the Supplemental Benefits Retirement Plan ("SBRP"), a supplemental unfunded non-qualified defined benefit plan to provide benefits that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans."
As of October 31, 2017, the fair value of plan assets of the DPSP for U.S. employees was $297 million. The obligation for the DPSP eligible employees equals the fair value of the DPSP assets due to the benefit payable under the RP being the greater of the RP and DPSP.
Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans ("Non-U.S. Plans") based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.
401(k) defined contribution plan.  Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the U.S. Post-Retirement Benefit Plan. We provide matching contributions to these employees under the 401(k) Plan up to a maximum of 6 percent of the employee's annual eligible compensation. The 401(k) Plan employer expense included in income from operations was $16 million in 2017, $14 million in 2016 and $14 million in 2015.
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
For the years ended October 31, 2017, 2016 and 2015, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income were comprised of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$22	$21	$22	$18	$19	$18	$1	$1	$1
Interest cost on benefit obligation	21	22	20	23	32	41	7	9	7
Expected return on plan assets	(33)	(37)	(38)	(74)	(74)	(72)	(11)	(14)	(13)
Amortization:
Net actuarial loss	15	9	4	33	27	27	21	20	12
Prior service credit	(8)	(7)	(7)	(1)	(1)	(1)	(15)	(17)	(21)
Net periodic benefit cost (benefit)	17	8	1	(1)	3	13	3	(1)	(14)
Curtailments and settlements	—	—	—	(69)	—	—	—	—	—
Net periodic benefit cost (benefit)	$17	$8	$1	$(70)	$3	$13	$3	$(1)	$(14)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial loss (gain)	$4	$60	$57	$(145)	$188	$51	$(16)	$5	$31
Amortization:
Net actuarial loss	(15)	(9)	(4)	(33)	(27)	(27)	(21)	(20)	(12)
Prior service credit	8	7	7	1	1	1	15	17	21
Settlement	—	—	—	(24)	—	—	—	—	—
Curtailment	—	—	—	1	—	—	—	—	—
Foreign currency	—	—	—	1	(5)	24	—	—	—
Total recognized in other comprehensive (income) loss	(3)	58	60	(199)	157	49	(22)	2	40
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$14	$66	$61	$(269)	$160	$62	$(19)	$1	$26
Funded status.  As of October 31, 2017 and 2016, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$464	$475	$1,317	$1,343	$171	$179
Actual return on plan assets	72	16	136	79	26	5
Employer contributions	—	—	34	38	—	1
Settlements	—	—	(51)	—	—	—
Benefits paid	(21)	(27)	(42)	(40)	(15)	(14)
Currency impact	—	—	46	(103)	—	—
Fair value — end of year	$515	$464	$1,440	$1,317	$182	$171
Change in benefit obligation:
Benefit obligation — beginning of year	$610	$559	$1,508	$1,425	$214	$223
Service cost	22	21	18	19	1	1
Interest cost	21	22	23	32	7	9
Settlements	—	(1)	(142)	—	—	—
Curtailments	—	—	(12)	—	—	—
Actuarial loss (gain)	43	36	(69)	192		(5)
Benefits paid	(21)	(27)	(42)	(40)	(15)	(14)
Currency impact	—	—	54	(120)	—	—
Benefit obligation — end of year	$675	$610	$1,338	$1,508	$207	$214
Overfunded (Underfunded) status of PBO	$(160)	$(146)	$102	$(191)	$(25)	$(43)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$211	$12	$—	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(159)	(145)	(109)	(203)	(25)	(43)
Net asset (liability)(a)	$(160)	$(146)	$102	$(191)	$(25)	$(43)
Amounts recognized in accumulated other comprehensive income (loss):
Actuarial losses	$135	$145	$385	$586	$45	$83
Prior service credits	(11)	(18)	(1)	(3)	(42)	(58)
Total	$124	$127	$384	$583	$3	$25
(a) Certain of our immaterial defined benefit plans are not included in these disclosures.
The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost (benefit) during 2018 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
Amortization of net prior service credit	$(7)	$(1)	$(15)
Amortization of actuarial net loss	$12	$25	$16
Investment policies and strategies as of October 31, 2017.  In the U.S., our RP and U.S. Post-Retirement Benefit Plan target asset allocations are approximately 70 percent to equities and approximately 30 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the U.S., our target asset allocation is from 36 to 60 percent to equities, from 40 to 64 percent to fixed income investments, from zero to 20 percent to real estate investments and from zero to 14 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in capital markets, our actual allocations of plan assets as of October 31, 2017, differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.

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
Cash and Cash Equivalents - Cash and cash equivalents consist of short-term investment funds. The funds also invest in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Cash and cash equivalents are classified as Level 1 investments except when the cash and cash equivalents are held in commingled funds, which have a daily net asset value ("NAV") derived from quoted prices for the underlying securities in active markets; these are classified as assets measured at NAV.
Equity - Some equity securities consisting of common and preferred stock are held in commingled funds, which have daily NAVs derived from quoted prices for the underlying securities in active markets; these are classified as assets measure at NAV. Commingled funds which have quoted prices in active markets are classified as Level 1 investments.
Fixed Income - Some of the fixed income securities are held in commingled funds, which have daily NAVs derived from the underlying securities; these are classified as assets measured at NAV. Commingled funds which have quoted prices in active markets are classified as Level 1 investments.
Other Investments - Other investments include property-based pooled vehicles which invest in real estate. Market NAVs are regularly published in the financial press or on corporate websites and so these investments are classified as Level 3 investments or assets measured at NAV.
The following table presents the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2017 and 2016:

		Fair Value Measurement as of October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (b)
	(in millions)
Cash and cash equivalents	$5	$—	$5	$—	$—
Equity	371	114	1	—	256
Fixed income	139	16	75	—	48
Other investments	—	—	—	—	—
Total assets measured at fair value	$515	$130	$81	$—	$304
(b) Per ASU 2015-07, certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (b)
	(in millions)
Cash and cash equivalents	$6	$—	$6	$—	$—
Equity	337	92	1	—	244
Fixed income	121	15	68	—	38
Other investments	—	—	—	—	—
Total assets measured at fair value	$464	$107	$75	$—	$282

(b) Per ASU 2015-07, certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2017 and 2016.

The following table presents the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2017 and 2016:

		Fair Value Measurement as of October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (b)
	(in millions)
Cash and cash equivalents	$3	$1	$2	$—	$—
Equity	132	41	—	—	91
Fixed income	47	5	25	—	17
Other investments	—	—	—	—	—
Total assets measured at fair value	$182	$47	$27	$—	$108
(b) Per ASU 2015-07, certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (b)
	(in millions)
Cash and cash equivalents	$3	$1	$2	$—	$—
Equity	122	33	—	—	89
Fixed income	46	6	26	—	14
Other investments	—	—	—	—	—
Total assets measured at fair value	$171	$40	$28	$—	$103
(b) Per ASU 2015-07, certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

For U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2017 and 2016.

The following table presents the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2017 and 2016:

		Fair Value Measurement as of October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (b)
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—
Equity	757	156	2	—	599
Fixed income	677	—	200	—	477
Other investments	6	—	—	3	3
Total assets measured at fair value	$1,440	$156	$202	$3	$1,079
(b) Per ASU 2015-07, certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV (b)
	(in millions)
Cash and cash equivalents	$36	$28	$8	$—	$—
Equity	660	137	3	—	520
Fixed income	615	11	240	—	364
Other investments	6	—	—	3	3
Total assets measured at fair value	$1,317	$176	$251	$3	$887
(b) Per ASU 2015-07, certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2017 and 2016:

	Year Ended
	October 31,
	2017	2016
	(in millions)
Balance, beginning of year	$3	$—
Realized gains	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	—	3
Transfers in (out)	—	—
Balance, end of year	$3	$3
The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2017 and 2016:

	2017		2016
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$675	$515	$610	$464
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$675	$515	$610	$464
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$378	$269	$1,329	$1,126
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	960	1,171	179	191
Total	$1,338	$1,440	$1,508	$1,317

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$629	$515	$581	$464
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—
Total	$629	$515	$581	$464
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$364	$269	$1,290	$1,126
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	952	1,171	171	191
Total	$1,316	$1,440	$1,461	$1,317
Contributions and estimated future benefit payments.  During 2018, we do not expect to contribute to the U.S. Defined Benefit Plans or the U.S. Post-Retirement Benefit Plan, and we expect to contribute $35 million to the Non-U.S. Defined Benefit Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2018	$32	$37	$17
2019	$35	$32	$18
2020	$40	$37	$17
2021	$46	$40	$16
2022	$47	$42	$16
2023 - 2027	$266	$236	$73

Assumptions.  The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and other investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates as of October 31, 2017 and 2016 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates as of October 31, 2017 and 2016 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The range of assumptions that were used for the Non-U.S. Defined Benefit Plans reflects the different economic environments within various countries.
Assumptions used to calculate the net periodic benefit cost (benefit) for the year ended October 31, 2017 and 2016 were as follows:

	For years ended October 31,
	2017	2016
U.S. Defined Benefit Plans:
Discount rate	3.50%	4.00%
Average increase in compensation levels	3.00%	3.00%
Expected long-term return on assets	7.50%	8.00%
Non-U.S. Defined Benefit Plans:
Discount rate	0.40-2.63%	0.76-3.80%
Average increase in compensation levels	2.50-3.50%	2.50-3.50%
Expected long-term return on assets	4.00-6.50%	4.00-6.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	3.50%	4.00%
Expected long-term return on assets	7.50%	8.00%
Current medical cost trend rate	6.00%	7.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2028
Assumptions used to calculate the benefit obligation as of October 31, 2017 and 2016 were as follows:

	As of the years ended October 31,
	2017	2016
U.S. Defined Benefit Plans:
Discount rate	3.75%	3.50%
Average increase in compensation levels	3.00%	3.00%
Non-U.S. Defined Benefit Plans:
Discount rate	0.59-2.52%	0.40-2.63%
Average increase in compensation levels	2.50-3.25%	2.50-3.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	3.50%	3.50%
Current medical cost trend rate	6.00%	6.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2028
Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2017 and 2016.

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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our consolidated balance sheet, is as follows:

	Year Ended October 31,
	2017	2016
	(in millions)
Beginning balance	$44	$53
Accruals for warranties, including change in estimates	33	23
Settlements made during the period	(32)	(32)
Ending balance	45	$44

Accruals for warranties due within one year	$24	$23
Accruals for warranties due after one year	21	21
Ending balance at October 31	$45	$44
During the year ended October 31, 2016, we reduced the standard warranty accrual by $5 million as a result of lower than expected historical warranty charges. This benefit was recognized in the consolidated statement of operations for the year ended October 31, 2016.
Indemnifications to Agilent
In connection with our separation from Agilent, we agreed to indemnify Agilent against certain damages and expenses that it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the electronic measurement business of Agilent which was contributed to Keysight. Additionally, if the distribution of Keysight common stock to the Agilent shareholders were determined to be taxable for U.S. federal income tax purposes, Agilent and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. If such determination is the result of our taking or failing to take certain actions, then under the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, we are generally required to indemnify Agilent against such tax liabilities. Pursuant to the agreement pertaining to tax matters, we may also be required to indemnify Agilent for other contingent tax liabilities, which could materially adversely affect our financial position. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2017.
Indemnifications to Avago
In connection with the sale of Agilent's semiconductor products business in December 2005, Agilent agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Avago. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2017.
Indemnifications to Verigy
In connection with the spin-off of Verigy, Agilent agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy operates as a wholly-owned subsidiary of Advantest and Agilent's indemnification obligations to Verigy should be unaffected. In connection with our separation from Agilent, we have agreed to indemnify Agilent in connection with the indemnification obligations of Agilent with respect to Verigy. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2017.
Indemnifications to HP Inc.
Agilent has given multiple indemnities to HP Inc. ("HP") in connection with Agilent's activities prior to its spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of Agilent's business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to Agilent's registration statement on Form S-1 filed on August 16, 1999. As part of our separation from Agilent, we have agreed to assume these indemnification obligations of Agilent relating to the electronic measurement business with respect to HP. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2017.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2017.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2017.
In connection with the previous sales of several of Agilent’s businesses, Agilent agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In connection with our separation from Agilent, we agreed to assume the indemnification obligations of Agilent to the extent that the retained businesses were part of the electronic measurement business. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2017.

17.	COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments.  We lease certain real and personal property from unrelated third parties under non-cancellable operating leases. Future minimum lease payments under operating leases as of October 31, 2017 were $51 million in 2018, $44 million in 2019, $31 million in 2020, $23 million in 2021, $20 million in 2022 and $53 million thereafter. Future minimum sublease income under leases as of October 31, 2017 was $1 million in 2018, $1 million in 2019, $1 million in 2020, $1 million in 2021, $1 million in 2022 and none thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $51 million in 2017, $45 million in 2016 and $43 million in 2015.
Capital Lease Commitments. We had capital lease obligations of $4 million and $1 million as of October 31, 2017 and October 31, 2016, respectively. The current portion of the total obligation is included in other accrued liabilities and the remaining long-term portion is included in other long-term liabilities on the consolidated balance sheet. Future minimum lease payments, including financing charges, under capital leases as of October 31, 2017 were $1 million in 2018, zero in 2019, $1 million in 2020, zero in 2021, $1 million in 2022 and $2 million thereafter. Assets held under capital leases are included in net property, plant, and equipment on the consolidated balance sheet.
Contingencies. We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

18.	DEBT
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the year ended October 31, 2017, we borrowed and repaid $182 million of borrowings outstanding under the Revolving Credit Facility. As of October 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2017.
Bridge Facility
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. Under the terms of commitment letter, the Bridge Facility was automatically terminated upon the Ixia acquisition on April 18, 2017. For the year ended October 31, 2017, we incurred costs in connection with the Bridge Facility of $9 million that were amortized to interest expense.
Long-Term Debt
The following table summarizes the components of our long-term debt:

	October 31,
	2017	2016
	(in millions)
3.30% Senior Notes due 2019 ($500 face amount less unamortized costs of $2 and $3)	$498	$497
4.55% Senior Notes due 2024 ($600 face amount less unamortized costs of $4 and $4)	596	596
4.60% Senior Notes due 2027 ($700 face amount less unamortized costs of $6 and zero)	694	—
Term loan ($260 face amount less unamortized costs of zero)	260	—
	2,048	1,093
Less: Current portion of long-term debt	10	—
Total	$2,038	$1,093
2019 Senior Notes
In October 2014, the company issued an aggregate principal amount of $500 million in senior notes ("2019 Senior Notes"). The 2019 Senior Notes were issued at 99.902 percent of their principal amount. The notes will mature on October 30, 2019, and bear interest at a fixed rate of 3.30 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year. We incurred issuance costs of $4 million in connection with the 2019 Senior Notes that are being amortized to interest expense over the term of the senior notes.
2024 Senior Notes
In October 2014, the company issued an aggregate principal amount of $600 million in senior notes ("2024 Senior Notes"). The 2024 Senior Notes were issued at 99.966 percent of their principal amount. The notes will mature on October 30, 2024, and bear interest at a fixed rate of 4.55 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year. We incurred issuance costs of $5 million in connection with the 2024 Senior Notes that are being amortized to interest expense over the term of the senior notes.
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
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. During the year ended October 31, 2017, we repaid $140 million of the term loan. As of October 31, 2017, we had borrowings outstanding under the term loan of $260 million, of which $10 million is due in the next twelve months. In connection with the term loan, we incurred issuance costs of $1 million that are being amortized to interest expense over the term of loan.
As of October 31, 2017 and October 31, 2016, we had $26 million and $18 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.

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
For the year ended October 31, 2017, we did not repurchase any shares of common stock under the stock repurchase program. For the year ended October 31, 2016, we repurchased 2.3 million shares of common stock for $62 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
Accumulated other comprehensive income
The following table summarizes the components of our accumulated other comprehensive loss as of October 31, 2017 and 2016, net of tax effect:

	October 31,
	2017	2016
	(in millions)
Unrealized gain on equity securities, net of tax (expense) of $(5) and $(4)	$14	$10
Foreign currency translation, net of tax (expense) of $(63) and $(63)	(39)	(29)
Unrealized losses on defined benefit plans, net of tax benefit of $82 and $141	(433)	(596)
Unrealized losses on derivative instruments, net of tax benefit (expense) of $(2) and $1	1	(3)
Total accumulated other comprehensive loss	$(457)	$(618)

Changes in accumulated other comprehensive income by component and related tax effects for the years ended October 31, 2017 and 2016 were as follows:

			Net defined benefit pension cost and post retirement plan costs:
	Unrealized gain on equity securities	Foreign currency translation	Actuarial Losses		Prior service credits	Unrealized gains (losses) on derivatives	Total
	(in millions)
At October 31, 2015	$21	$(48)	$(511)		$65	$(6)	$(479)
Other comprehensive income (loss) before reclassifications	(13)	19	(244)		—	(7)	(245)
Amounts reclassified out of accumulated other comprehensive income	—	—	56		(25)	12	43
Tax (expense) benefit	2	—	53		10	(2)	63
Other comprehensive income (loss) for the twelve months ended October 31, 2016	(11)	19	(135)		(15)	3	(139)
At October 31, 2016	10	(29)	(646)		50	(3)	(618)
Other comprehensive income (loss) before reclassifications	5	(10)	177	(a)	—	6	178
Amounts reclassified out of accumulated other comprehensive income	—	—	69		(24)	1	46
Tax (expense) benefit	(1)	—	(68)		9	(3)	(63)
Other comprehensive income (loss) for the twelve months ended October 31, 2017	4	(10)	178		(15)	4	161
At October 31, 2017	$14	$(39)	$(468)		$35	$1	$(457)
(a) This includes pension curtailment and settlement of $(1) million and $24 million, respectively.

Reclassifications out of accumulated other comprehensive loss for the twelve months ended October 31, 2017 and 2016 were as follows:

Details about accumulated other comprehensive loss components	Amounts Reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended October 31,
	2017	2016
	(in millions)
Unrealized loss on derivatives	$(1)	$(12)	Cost of products
	1	4	Provision for income tax
	—	(8)	Net of Income Tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(69)	(56)
Prior service benefit	24	25
	(45)	(31)	Total before income tax
	14	8	Provision for income tax
	(31)	(23)	Net of income tax

Total reclassifications for the period	$(31)	$(31)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive income.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 15, "Retirement Plans and Post Retirement Pension Plans").

20.	SEGMENT INFORMATION
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
In fiscal 2016, we completed an organizational change to align our organization with the industries we serve which resulted in three reportable operating segments, Communications Solutions Group (“CSG”), Electronic Industrial Solutions Group (“EISG”), and Services Solutions Group (“SSG”). CSG and EISG are from our previous Measurement Solutions segment, while SSG was formerly reported as the company's Customer Support and Services segment. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period amounts were revised in 2016 to conform to the presentation. On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable segment, the Ixia Solutions Group (“ISG”).
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
A significant portion of the segments' expenses, other than the Ixia Solutions Group expenses, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Ixia Solutions Group will not be allocated these charges until integrated into the shared services and infrastructure.
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

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Year ended October 31, 2017:
Total net revenue	$1,737	$836	$197	$419	$3,189
Amortization of acquisition-related balances	1	—	59	—	60
Total segment revenue	$1,738	$836	$256	$419	$3,249
Segment income from operations	$311	$199	$42	$68	$620
Depreciation expense	$52	$20	$7	$13	$92
Year ended October 31, 2016:
Total net revenue	$1,740	$776	$—	$402	$2,918
Amortization of acquisition-related balances	12	—	—	—	12
Total segment revenue	$1,752	$776	$—	$402	$2,930
Segment income from operations	$314	$169	$—	$63	$546
Depreciation expense	$53	$20	$—	$12	$85
Year ended October 31, 2015:
Total net revenue	$1,697	$758	$—	$401	$2,856
Amortization of acquisition-related balances	6	—	—	—	6
Total segment revenue	$1,703	$758	$—	$401	$2,862
Segment income from operations	$329	$158	$—	$72	$559
Depreciation expense	$49	$19	$—	$13	$81
The following table reconciles reportable segments' income from operations to our total enterprise income before taxes:

	Year Ended October 31,
	2017	2016	2015
	(in millions)
Total reportable segments' income from operations	$620	$546	$559
Share-based compensation expense	(56)	(49)	(55)
Restructuring and related costs	(11)	—	(14)
Amortization of acquisition-related balances	(256)	(56)	(23)
Acquisition and integration costs	(57)	(18)	(16)
Acquisition-related compensation expense	(28)	—	—
Separation and related costs	(20)	(24)	(20)
Pension curtailment and settlement gains	69	—	—
Northern California wildfire-related costs	(16)	—	—
Other	(6)	7	—
Income from operations, as reported	239	406	431
Interest income	7	3	1
Interest expense	(80)	(47)	(46)
Other income (expense), net	13	4	2
Income before taxes, as reported	$179	$366	$388
Major customers.  No customer represented 10 percent or more of our total net revenue in 2017, 2016 or 2015.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, investments, long-term and other receivables and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
As of October 31, 2017:
Assets	$1,739	$799	$2,063	$304	$4,905
Capital expenditures	$36	$15	$7	$14	$72
As of October 31, 2016:
Assets	$1,805	$773	$—	$273	$2,851
Capital expenditures	$50	$20	$—	$21	$91
The following table reconciles segment assets to our total assets:

	October 31,
	2017	2016
	(in millions)
Total reportable segments' assets	$4,905	$2,851
Cash and cash equivalents	818	783
Prepaid expenses	113	92
Other current assets	7	5
Investments	63	55
Long-term and other receivables	118	78
Other	(91)	(68)
Total assets	$5,933	$3,796
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

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2017	$1,054	$608	$338	$1,189	$3,189
Year ended October 31, 2016	$1,009	$572	$323	$1,014	$2,918
Year ended October 31, 2015	$991	$531	$311	$1,023	$2,856

	United States	Japan	Malaysia	UK	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2017	$280	$234	$73	$106	$126	$819
October 31, 2016	$259	$176	$76	$45	$42	$598

21.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and additional restoration efforts are ongoing in both production and non-production areas of the site. To ensure business continuity, the company has leased temporary office space that will support Santa Rosa employees who are not immediately re-occupying the site. Keysight is insured for the damage caused by the fire, including business interruption insurance, and though we do not expect the fire to have a net impact on our business results, the disruption will impact the seasonality of revenue in the first half of fiscal 2018.
For the three and twelve months ended October 31, 2017, we recognized costs of $16 million, net of $2 million of estimated insurance recovery, including the write-off of damaged fixed assets, unabsorbed overhead costs, cleaning and other direct costs related to the impact of this event.
A summary of the net charges in the consolidated statement of operations resulting from the impact of the fire is shown below:

Year Ended October 31, 2017
(in millions)
Cost of products and services	$5
Research and development	1
Selling, general and administrative	8
Other operating expense (income), net	2
Total	$16
As we are still in the investigation phase, we have only recognized an insurance receivable for known losses for which we believe insurance reimbursement is probable in excess of our self-insured retention amount of $10 million. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that total losses and expenses related to the fire will range from $80 million to $110 million, primarily including cleaning and recovery costs, and believe that the expenses will be recoverable under our insurance policy. There may be a difference in timing of costs incurred and the related insurance reimbursement.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2017
Net revenue	$726	$753	$832	$878
Gross profit	$404	$413	$411	$474
Income (loss) from operations	$162	$42	$(4)	$39
Net income (loss)	$109	$49	$(18)	$(38)
Net income (loss) per share:
Basic	$0.64	$0.28	$(0.10)	$(0.20)
Diluted	$0.63	$0.27	$(0.10)	$(0.20)
Weighted average shares used in computing net income (loss) per share:
Basic	171	177	186	186
Diluted	173	179	186	186
Range of stock prices on NYSE	31.81 - 38.28	35.05 - 39.36	35.62 - 42.98	39.21 - 44.79

2016
Net revenue	$721	$731	$715	$751
Gross profit	$392	$406	$406	$420
Income from operations (a)	$98	$95	$106	$107
Net income	$64	$88	$91	$92
Net income per share:
Basic	$0.37	$0.52	$0.54	$0.54
Diluted	$0.37	$0.51	$0.53	$0.53
Weighted average shares used in computing net income per share:
Basic	171	170	170	170
Diluted	172	172	172	172
Range of stock prices on NYSE	22.15 - 33.48	21.07 - 28.39	25.49 - 31.87	26.87 - 33.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2016, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2017, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that(i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.

The SEC provides for exclusion of an acquired business's internal controls from management's annual assessment of the internal controls over financial reporting when it is not possible to conduct assessments for the acquired business in the period between the acquisition date and the date of management's assessment. The company completed the acquisition of Ixia on April 18, 2017 and ScienLab on August 31, 2017. Management excluded Ixia and ScienLab from its assessment of the effectiveness of the company’s internal control over financial reporting as of October 31, 2017. Ixia constituted approximately 6% of total assets and approximately 6% total revenues, while ScienLab constituted less than 1% of total assets and total revenues for the year ended October 31, 2017.

The effectiveness of our internal control over financial reporting as of October 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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
In order for a stockholder proposal to be considered for inclusion in Keysight’s proxy statement for the 2018 annual meeting of stockholders, the written proposal must be received by Keysight no later than December 17, 2017 and should contain such information as is required under Keysight’s Bylaws. Such proposals will need to comply with the SEC’s regulations regarding the inclusion of stockholder proposals in Keysight sponsored proxy materials.
Compliance with Section 16(a) of the Exchange Act
Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
Item 11.     Executive Compensation
Information about compensation of our named executive officers appears under “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. Information about compensation of our directors appears under “Director Compensation” and “Compensation Committee Report” and “Stock Ownership Guidelines” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership of certain beneficial owners and management appears under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2017. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	5,994,017	$27	27,432,458
Equity compensation plans not approved by security holders	—	$—	—
Total	5,994,017	$27	27,432,458

(1)
The number of securities remaining available for future issuance in column (c) includes 22,187,218 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Keysight or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under 423(b) plan totaling $17 million as of October 31, 2017.

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
See Index to Consolidated Financial Statements under Item 8 of this report.

2.	Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2017
Tax valuation allowance	$38	$31	$(6)	$63
2016
Tax valuation allowance	$46	$4	$(12)	$38
2015
Tax valuation allowance	$39	$43	$(36)	$46

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
2.2	Rule 2.7 Announcement, Recommended Cash Acquisition of Anite Plc by Keysight Technologies B.V. dated June 17, 2015	8-K	6/17/2015	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Guarantee, dated as of October 15, 2014, by Agilent Technologies, Inc. in favor of U.S. Bank National Association as Trustee for the Holders of Notes specified therein of Keysight Technologies, Inc.	8-K	10/17/2014	4.3
4.4	Registration Rights Agreement, dated as of October 15, 2014, by and among Keysight Technologies, Inc., Agilent Technologies, Inc., and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the Initial Purchasers	8-K	10/17/2014	4.4
10.1	Services Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.1
10.2	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.3	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.3
10.4	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.5	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.6	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.7	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.8	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.9	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on September 29, 2014)*	S-8	10/21/2014	4.3

10.10	Form of Keysight Technologies, Inc. Global Stock Award Agreement (with deferral alternative)*	8-K	11/3/2014	10.2
10.11	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.12	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.13	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.14	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.15	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.16	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.17	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.18	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.19	Agilent Technologies, Inc. France Pension Plan*	10-12B/A	8/13/2014	10.19
10.20	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.21	Credit Agreement, dated September 15, 2014, between Keysight Technologies, Inc., Agilent Technologies, Inc. and the Lenders Party Thereto*	10-12B/A	9/22/2014	10.21
10.22	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.23	Keysight Technologies, Inc. Officer and Executive Severance Plan (Established Effective March18, 2015)*	8-K	3/24/2015	10.1
10.24	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on January 22, 2015)*	DEF 14A	2/6/2015	APPENDIX A
10.25	Letter Agreement, dated July 21, 2015, by and among Keysight Technologies, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent	8-K	7/21/2015	10.2
10.26	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2015	APPENDIX B
10.27	Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.27
10.28	Keysight Technologies, Inc. Deferred Profit-Sharing Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.28
10.29	Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.29
10.30	First Amendment to the Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.30
10.31	First Amendment to the Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.31
10.32	Form of Keysight Technologies, Inc. Global Stock Award Agreement as Amended on November 15, 2016*	10-K	12/19/2016	10.32
11.1	See Note 6, “Net Income Per Share,” to our Consolidated Financial Statements.				X
14.1	See Investor Information in Item 1: Business of this Annual Report on Form 10-K.				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Schema Document				X
101.CAL	XBRL Calculation Linkbase Document				X
101.LAB	XBRL Labels Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Definition Linkbase Document				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
99.2	Press release relating to the Offer to Anite Plc.	8-K	6/17/2015	2.1

*	Indicates management contract or compensatory plan, contract or arrangement.

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

KEYSIGHT TECHNOLOGIES, INC.

BY	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
Date: December 20, 2017
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

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Director, President and Chief Executive Officer	December 20, 2017
Ronald S. Nersesian	(Principal Executive Officer)

/s/ NEIL DOUGHERTY	Senior Vice President and Chief Financial Officer	December 20, 2017
Neil Dougherty	(Principal Financial Officer)

/s/ JOHN C. SKINNER	Vice President and Corporate Controller	December 20, 2017
John C. Skinner	(Principal Accounting Officer)

/s/ PAUL N. CLARK	Chairman of the Board	December 20, 2017
Paul N. Clark

/s/ JAMES G. CULLEN	Director	December 20, 2017
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 20, 2017
Charles J. Dockendorff

/s/ JEAN M. HALLORAN	Director	December 20, 2017
Jean M. Halloran

/s/ RICHARD HAMADA	Director	December 20, 2017
Richard Hamada

/s/ ROBERT A. RANGO	Director	December 20, 2017
Robert A. Rango

/s/ MARK B. TEMPLETON	Director	December 20, 2017
Mark B. Templeton