Form 10-Q
period 2018-01-31
Keysight Technologies, Inc.
filed 2018-03-08
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018
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
The number of shares of common stock outstanding at March 6, 2018 was 187,542,645.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
Net revenue:
Products	$684	$606
Services and other	153	120
Total net revenue	837	726
Costs and expenses:
Cost of products	337	255
Cost of services and other	73	67
Total costs	410	322
Research and development	146	108
Selling, general and administrative	289	213
Other operating expense (income), net	(3)	(79)
Total costs and expenses	842	564
Income (loss) from operations	(5)	162
Interest income	3	1
Interest expense	(22)	(12)
Other income (expense), net	1	1
Income (loss) before taxes	(23)	152
Provision (benefit) for income taxes	(117)	43
Net income	$94	$109

Net income per share:
Basic	$0.50	$0.64
Diluted	$0.50	$0.63

Weighted average shares used in computing net income per share:
Basic	187	171
Diluted	189	173

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
Net income	$94	$109
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of zero and ($1)	(2)	4
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero and $1	2	2
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(2)	1
Foreign currency translation, net of tax benefit (expense) of zero	41	(24)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3 and $13	10	28
Change in net prior service credit, net of tax benefit of $1 and $2	(4)	(4)
Other comprehensive income	45	7
Total comprehensive income	$139	$116

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	January 31, 2018	October 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$980	$818
Accounts receivable, net	454	547
Inventory	609	588
Other current assets	232	224
Total current assets	2,275	2,177
Property, plant and equipment, net	539	530
Goodwill	1,894	1,882
Other intangible assets, net	807	855
Long-term investments	61	63
Long-term deferred tax assets	204	186
Other assets	270	240
Total assets	$6,050	$5,933
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20	$10
Accounts payable	229	211
Employee compensation and benefits	170	217
Deferred revenue	354	291
Income and other taxes payable	35	28
Other accrued liabilities	78	62
Total current liabilities	886	819
Long-term debt	2,028	2,038
Retirement and post-retirement benefits	315	309
Long-term deferred revenue	105	101
Other long-term liabilities	232	356
Total liabilities	3,566	3,623
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 190 million shares at January 31, 2018 and 188 million shares at October 31, 2017 issued	2	2
Treasury stock at cost; 2.3 million shares at January 31, 2018 and at October 31, 2017	(62)	(62)
Additional paid-in-capital	1,815	1,786
Retained earnings	1,141	1,041
Accumulated other comprehensive loss	(412)	(457)
Total stockholders' equity	2,484	2,310
Total liabilities and equity	$6,050	$5,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net income	$94	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	32
Share-based compensation	19	18
Deferred tax expense (benefit)	(235)	40
Excess and obsolete inventory-related charges	6	3
Gain on sale of land	—	(8)
Pension curtailment and settlement gains	—	(68)
Other non-cash expenses, net	2	—
Changes in assets and liabilities:
Accounts receivable	99	40
Inventory	(20)	(10)
Accounts payable	14	(12)
Employee compensation and benefits	(50)	(36)
Retirement and post-retirement benefits	(12)	(3)
Deferred revenue	61	15
Income taxes payable	115	(15)
Other assets and liabilities	—	10
Net cash provided by operating activities	171	115

Cash flows from investing activities:
Investments in property, plant and equipment	(24)	(16)
Proceeds from sale of land	—	8
Acquisition of businesses and intangible assets, net of cash acquired	(3)	—
Net cash used in investing activities	(27)	(8)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	24	19
Payment of taxes related to net share settlement of equity awards	(15)	(11)
Proceeds from revolving credit facility	40	—
Repayment of revolving credit facility	(40)	—
Net cash provided by financing activities	9	8

Effect of exchange rate movements	9	(2)

Net increase in cash and cash equivalents	162	113
Cash and cash equivalents at beginning of period	818	783
Cash and cash equivalents at end of period	$980	$896

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of January 31, 2018 and October 31, 2017, condensed consolidated statement of comprehensive income for the three months ended January 31, 2018 and 2017, condensed consolidated statement of operations for the three months ended January 31, 2018 and 2017, and condensed consolidated statement of cash flows for the three months ended January 31, 2018 and 2017.
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
Land Sale. On April 30, 2014 we entered into a binding contract to sell land in the United Kingdom ("U.K.") that resulted in the transfer of three separate land tracts in May 2014, November 2015 and November 2016 for £21 million. In the three months ended January 31, 2017, we recognized a gain of $8 million on the sale of the land tracts in other operating expense (income).
Restricted Cash. As of January 31, 2018, restricted cash of approximately $2 million consisted of deposits held as collateral against bank guarantees and is classified within other assets in the condensed consolidated balance sheet. As of October 31, 2017, restricted cash of approximately $2 million consisted of deposits held as collateral against bank guarantees and is classified within other assets in the condensed consolidated balance sheet.
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

The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard on November 1, 2018 under the modified retrospective transition method. Based on the progress to date, we have not identified any material impacts of the new standard on the amount and timing of revenue recognition to our consolidated statement of operations; however, we have not completed our assessment, including the impact of our recent acquisitions of Ixia and ScienLab. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue, as under the new standard we expect to recognize software license revenue at the time of billing rather than over the contractual term since control of the software license is transferred, and our performance obligation is satisfied at that point in time. The new standard will also require the deferral of commissions that were previously expensed as incurred and may qualify for capitalization under the new standard.
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
In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, that amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits and deficiencies to be presented as operating activity in the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this guidance during the first quarter of 2018 and elected to recognize forfeitures as they occur. As a result, a $6 million cumulative-effect adjustment was recorded directly to retained earnings as of November 1, 2017, the beginning of the annual period of adoption, with a corresponding reduction to deferred tax liabilities. Additionally, we reported an income tax benefit of $1 million for the first quarter of 2018 due to recognition of excess tax benefits from share-based compensation.
We elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively to all periods presented, which resulted in the following change to our previously reported condensed consolidated statement of cash flows for the three months ended January 31, 2017:

	Three Months Ended January 31, 2017
	As Originally Reported	As Adjusted	Change
	(in millions)
Net cash provided by operating activities	$102	$115	$13
Net cash provided by financing activities	$21	$8	$(13)
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
In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
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
The fair values of cash and cash equivalents, short-term investments, accounts receivable, short-term investments, other current assets, accounts payable, employee compensation and benefits, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment, intangible assets, and deferred revenue were determined with the input from third-party valuation specialists. The fair values of certain other assets and certain other liabilities were determined internally using historical carrying values and estimates made by management. If additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Valuation of Intangible Assets Acquired
The components of other intangible assets acquired in connection with the Ixia acquisition were as follows (in millions):

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

Acquisition and integration costs directly related to the Ixia acquisition were recorded in the condensed consolidated statement of operations as follows:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Cost of products and services	$2	$—
Research and development	1	—
Selling, general and administrative	15	2
Total acquisition and integration costs	$18	$2

Such costs are expensed in accordance with the authoritative accounting guidance.
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
Acquisition and integration costs directly related to the ScienLab acquisition totaled $1 million for the three months ended January 31, 2018 which were recorded in selling, general and administrative expenses.
Supplemental Pro Forma Information (Unaudited)
The following represents pro forma operating results as if Ixia had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2017. Pro forma results of operations for ScienLab have not been presented because the effects of the acquisition were not material to the company’s financial results.

Three Months Ended
in millions, except per share amounts	January 31, 2017
Net revenue	$846
Net income	$39
Net income per share - Basic	$0.21
Net income per share - Diluted	$0.21
The unaudited pro forma financial information for the three months ended January 31, 2017 combines the historical results of Keysight and Ixia for the three months ended January 31, 2017, assuming that the companies were combined as of November 1, 2016 and include business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets, property plant and equipment, interest expense on the financing transactions used to fund the acquisition and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017.
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

The impact of share-based compensation on our results was as follows:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Cost of products and services	$3	$3
Research and development	4	4
Selling, general and administrative	12	11
Total share-based compensation expense	$19	$18
 At both January 31, 2018 and 2017, share-based compensation capitalized within inventory was $1 million.
The following assumptions were used to estimate the fair value of LTP Program grants:

	Three Months Ended
	January 31,
	2018	2017
LTP Program:
Volatility of Keysight shares	25%	27%
Volatility of selected index	14%	15%
Price-wise correlation with selected peers	57%	57%
Awards granted under the LTP Program are based on a variety of targets, such as total shareholder return (TSR) or financial metrics such as operating margin, cost synergies and others. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards for the three months ended January 31, 2018 and 2017, respectively. Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant.
5.     INCOME TAXES
The company’s effective tax rate was a benefit of 515.8 percent for the three months ended January 31, 2018 and expense of 28.3 percent for the three months ended January 31, 2017. The income tax benefit was $117 million for the three months ended January 31, 2018, and income tax expense was $43 million for the three months ended January 31, 2017. The increase in the total income tax benefit and discrete benefit for the three months ended January 31, 2018 is primarily due to changes in U.S. tax law. The income tax benefit for the three months ended January 31, 2018 included a net discrete benefit of $115 million, primarily due to $117 million of benefit resulting from changes in U.S. tax law. The income tax provision for the three months ended January 31, 2017 included a net discrete expense of $23 million, primarily related to $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
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
For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain acquired U.S. entities, the tax years generally remain open back to year 2009. For foreign entities, the tax years remain open, at most, back to the year 2007. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes significant changes to the U.S. corporate income tax system, including but not limited to: a federal corporate income tax rate reduction from 35 percent to 21 percent; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).
The corporate tax rate reduction is effective as of January 1, 2018. Since the company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the company’s fiscal year 2018 federal statutory rate will be a blended rate of 23.3 percent.
Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff has issued Staff Accounting Bulletin 118 (“SAB 118”) directing companies to consider the impact of the Tax Act as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. For the amounts which the company was able to reasonably estimate, the company has recognized a provisional discrete income tax benefit of approximately $117 million. This is made up of a one-time reduction in net deferred tax liabilities and corresponding income tax benefit of approximately $304 million due to the re-measurement of U.S. income taxes recorded on the undistributed earnings of foreign subsidiaries that were not considered permanently reinvested. This was offset by approximately $176 million of income tax expense and corresponding long-term income tax payable due to the one-time toll charge. The company also estimated a one-time reduction in net deferred tax assets and corresponding income tax expense of approximately $11 million due to the re-measurement of the U.S. deferred tax assets at the lower 21 percent U.S. federal corporate income tax rate. We have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new GILTI tax. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended January 31, 2018.
We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. In accordance with SAB 118, the estimated discrete income tax benefit of $117 million represents our best estimate based on interpretation of the Tax Act. We are able to make reasonable estimates of the impact of the deemed repatriation transition tax, remeasurement of the deferred tax liability recorded on the undistributed earnings of foreign subsidiaries that were not considered reinvested and reduction in the U.S. corporate income tax rate. The final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the U.S. Treasury, additional analysis of foreign earnings inherited from acquisitions, and changes to U.S. state conformance to the U.S. federal tax law change. In accordance with SAB 118, the estimated discrete income tax benefit of $117 million is considered provisional and any subsequent adjustment to these amounts will be recorded to tax expense in the quarter in which the analysis is complete, but no later than December 22, 2018.
6. NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Numerator:
Net income	$94	$109
Denominator:
Basic weighted-average shares	187	171
Potential common shares— stock options and other employee stock plans	2	2
Diluted weighted-average shares	189	173

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method. We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended January 31, 2018 and 2017, we excluded no options from the calculation of diluted earnings per share. In addition, we exclude stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price and unamortized fair value collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the three months ended January 31, 2018 and 2017, we excluded approximately 668,100 shares and 424,400 shares, respectively.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $1 million and $17 million for the three months ended January 31, 2018 and 2017, respectively. Cash paid for interest was $2 million and zero for the three months ended January 31, 2018 and 2017, respectively. The following table summarizes our non-cash investing activities that are not reflected in the condensed consolidated statement of cash flows:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Capital expenditures in accounts payable	$(3)	$(5)
	$(3)	$(5)
8. INVENTORY

	January 31, 2018	October 31, 2017
	(in millions)
Finished goods	$296	$286
Purchased parts and fabricated assemblies	313	302
Total inventory	$609	$588

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill balances and the movements for each of our reportable operating segments as of and for the three months ended January 31, 2018 were as follows:

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2017	$441	$240	$1,117	$84	$1,882
Foreign currency translation impact	8	3	—	1	12
Goodwill as of January 31, 2018	$449	$243	$1,117	$85	$1,894

Other intangible assets as of January 31, 2018 and October 31, 2017 consisted of the following:

	Other Intangible Assets as of January 31, 2018			Other Intangible Assets as of October 31, 2017
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$821	$291	$530	$808	$252	$556
Backlog	13	13	—	13	12	1
Trademark/Tradename	33	10	23	33	8	25
Customer relationships	304	70	234	304	61	243
Non-compete agreements	1	—	1	1	—	1
Total amortizable intangible assets	1,172	384	788	1,159	333	826
In-Process R&D	19	—	19	29	—	29
Total	$1,191	$384	$807	$1,188	$333	$855
 During the three months ended January 31, 2018, we recognized no additions to goodwill and other intangible assets. During the three months ended January 31, 2018, there was a $3 million foreign exchange translation impact to other intangible assets. During the three months ended January 31, 2018, we transferred $10 million from in-process R&D to developed technology as projects were successfully completed.
Amortization of other intangible assets was $51 million and $11 million for the three months ended January 31, 2018 and 2017, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $152 million for the remainder of 2018, $202 million for 2019, $194 million for 2020, $127 million for 2021, $50 million for 2022 and $63 million thereafter.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2018 and October 31, 2017 were as follows:

	Fair Value Measurements at January 31, 2018				Fair Value Measurements at October 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$451	$451	$—	$—	$403	$403	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—	6	—	6	—
Long-term
Trading securities	13	13	—	—	13	13	—	—
Available-for-sale investments	31	31	—	—	34	34	—	—
Total assets measured at fair value	$504	$495	$9	$—	$456	$450	$6	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—	$1	$—	$1	$—
Long-term
Deferred compensation liability	13	—	13	—	13	—	13	—
Total liabilities measured at fair value	$17	$—	$17	$—	$14	$—	$14	$—

Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
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
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. Ineffectiveness in the three months ended January 31, 2018 and 2017 was not significant.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2018 was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2018.
There were 121 foreign exchange forward contracts open as of January 31, 2018 that were designated as cash flow hedges. There were 63 foreign exchange forward contracts as of January 31, 2018 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2018 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$45
British Pound	—	(6)
Singapore Dollar	11	1
Malaysian Ringgit	77	(5)
Japanese Yen	(96)	(34)
Other currencies	(15)	(10)
Total	$(23)	$(9)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2018 and October 31, 2017 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2018	October 31, 2017	Balance Sheet Location	January 31, 2018	October 31, 2017
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$5	Other accrued liabilities	$2	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	1	Other accrued liabilities	2	1
Total derivatives	$9	$6		$4	$1

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$2	$3
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$2	$(1)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$1	$2
The estimated amount of existing net gain at January 31, 2018 expected to be reclassified from accumulated other comprehensive income to cost of sales within the next twelve months is $4 million.
12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2018 and 2017, our net pension and post-retirement benefit cost (benefit) were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended January 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$6	$5	$3	$4	$—	$—
Interest cost on benefit obligation	6	5	6	6	2	2
Expected return on plan assets	(9)	(8)	(21)	(19)	(4)	(3)
Amortization:
Net actuarial loss	3	4	6	9	4	5
Prior service credit	(2)	(2)	—	—	(3)	(4)
Settlement gain	—	—	—	(68)	—	—
Net periodic benefit cost (benefit)	$4	$4	$(6)	$(68)	$(1)	$—
We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three months ended January 31, 2018 and 2017. We contributed $9 million and $7 million to our Non-U.S. Defined Benefit Plans during the three months ended January 31, 2018 and 2017, respectively.
During the remainder of 2018, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $29 million to our Non-U.S. Defined Benefit Plans.
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
13. WARRANTY, COMMITMENTS AND CONTINGENCIES
Standard Warranty
Effective December 1, 2017, the Keysight warranty on products sold through direct sales channel is primarily one year. Warranties for products sold through distribution channels continue to be primarily three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Beginning balance	$45	$44
Accruals for warranties including change in estimate	10	7
Settlements made during the period	(8)	(8)
Ending balance	$47	$43

Accruals for warranties due within one year	$26	$22
Accruals for warranties due after one year	21	21
Ending balance	$47	$43
Commitments
There were no material changes during the three months ended January 31, 2018 to the operating and capital lease commitments reported in the company’s 2017 Annual Report on Form 10-K.
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
14. DEBT
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the three months ended January 31, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of January 31, 2018, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2018.
Long-Term Debt
The following table summarizes the components of our long-term debt:

	January 31, 2018	October 31, 2017
	(in millions)
2019 Senior Notes at 3.30% ($500 face amount less unamortized costs of $2 and $2)	$498	$498
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $4 and $4)	596	596
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $6 and $6)	694	694
Term loan ($260 face amount less unamortized costs of zero)	260	260
	2,048	2,048
Less: Current portion of long-term debt	20	10
Total	$2,028	$2,038

There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2018 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. As of January 31, 2018, we had borrowings outstanding under the term loan of $260 million, which was repaid in February 2018.
As of January 31, 2018 and October 31, 2017, we had $27 million and $26 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $58 million and $91 million as of January 31, 2018 and October 31, 2017, respectively.
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
For the three months ended January 31, 2018, we did not repurchase any shares of common stock under the stock repurchase program.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2018 and 2017 were as follows:

	Unrealized gain on equity securities	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of October 31, 2017	$14	$(39)	$(468)	$35	$1	$(457)
Other comprehensive income (loss) before reclassifications	(2)	41	—	—	2	41
Amounts reclassified out of accumulated other comprehensive loss	—	—	13	(5)	(2)	6
Tax (expense) benefit	—	—	(3)	1	—	(2)
Other comprehensive income (loss)	(2)	41	10	(4)	—	45
As of January 31, 2018	$12	$2	$(458)	$31	$1	$(412)

As of October 31, 2016	$10	$(29)	$(646)	$50	$(3)	$(618)
Other comprehensive income (loss) before reclassifications	5	(24)	24	—	3	8
Amounts reclassified out of accumulated other comprehensive loss	—	—	17	(6)	1	12
Tax (expense) benefit	(1)	—	(13)	2	(1)	(13)
Other comprehensive income (loss)	4	(24)	28	(4)	3	7
As of January 31, 2017	$14	$(53)	$(618)	$46	$—	$(611)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2018 and 2017 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Statement of Operations
	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Unrealized gain (loss) on derivatives	$2	$(1)	Cost of products
	—	—	Provision for income taxes
	2	(1)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(13)	(17)
Prior service credits	5	6
	(8)	(11)	Total before income tax
	2	3	Provision for income taxes
	(6)	(8)	Net of income tax

Total reclassifications for the period	$(4)	$(9)
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
On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable operating segment, the Ixia Solutions Group (“ISG”). As a result, Keysight now has four segments, Communications Solutions Group, Electronic Industrial Solutions Group, Ixia Solutions Group and Services Solutions Group.
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
Descriptions of our four reportable operating segments are as follows:
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

The Ixia Solutions Group helps customers validate the performance and security resilience of their networks and associated applications. The test, visibility and security solutions help organizations and their customers strengthen their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on the group's solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. The group’s solutions consist of high-performance hardware platforms, software applications, and services, including warranty and maintenance offerings.
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
The following tables reflect the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformity with GAAP. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.
The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, separation and related costs, amortization related to acquisition-related balances and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Three Months Ended January 31, 2018:
Total net revenue	$420	$203	$108	$106	$837
Amortization of acquisition-related balances	—	—	19	—	19
Total segment revenue	$420	$203	$127	$106	$856
Segment income from operations	$59	$37	$18	$17	$131
Three Months Ended January 31, 2017:
Total net revenue	$434	$192	$—	$100	$726
Amortization of acquisition-related balances	—	—	—	—	—
Total segment revenue	$434	$192	$—	$100	$726
Segment income from operations	$72	$42	$—	$14	$128

The following table reconciles reportable operating segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Total reportable operating segments' income from operations	$131	$128
Share-based compensation expense	(19)	(18)
Restructuring and related costs	(2)	(2)
Amortization of acquisition-related balances	(89)	(10)
Acquisition and integration costs	(19)	(6)
Separation and related costs	(1)	(6)
Japan pension settlement gain	—	68
Northern California wildfire-related costs	(7)	—
Other	1	8
Income (loss) from operations, as reported	(5)	162
Interest income	3	1
Interest expense	(22)	(12)
Other income (expense), net	1	1
Income (loss) before taxes, as reported	$(23)	$152
There has been no material change in total assets by segment since October 31, 2017.

17.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and additional restoration efforts are ongoing in both production and non-production areas of the site. To ensure business continuity, the company leased temporary office space to support Santa Rosa employees who could not immediately reoccupy the site. Keysight is insured for the damage caused by the fire, including business interruption insurance, and though we do not expect the fire to have a significant impact on our business results, the disruption will impact the seasonality of revenue in the first half of fiscal 2018.
For the three months ended January 31, 2018, we recognized costs of $7 million, net of $31 million of estimated insurance recovery. Expenses included primarily cleaning, unabsorbed overhead, and other direct costs related to the impact of this event.
A summary of the net charges in the consolidated statement of operations resulting from the impact of the fire is shown below:

Three months ended January 31, 2018
(in millions)
Cost of products and services	$5
Research and development	1
Selling, general and administrative	1
Total	$7
As of January 31, 2018, we have received insurance proceeds of $10 million. We have increased our insurance receivable from $1.7 million at October 31, 2017 to $23 million at January 31, 2018 for known losses for which insurance reimbursement is probable. The receivable is included in other current assets in the condensed consolidated balance sheet. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that insurance recovery will range from $80 million to $110 million, which we believe will cover our expected losses and expenses related to the wildfires. There may be a difference in timing of costs incurred and the related insurance reimbursement.

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
Overview and Executive Summary
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
On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable operating segment, the Ixia Solutions Group (“ISG”). The group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers. As a result, Keysight now has four segments, Communications Solutions Group, Electronic Industrial Solutions Group, Ixia Solutions Group and Services Solutions Group. Also, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
Three months ended January 31, 2018 and 2017
Total orders for the three months ended January 31, 2018 were $964 million, an increase of 39 percent when compared to the same period last year and an increase of 37 percent excluding the impact of currency fluctuations. Orders associated with acquisitions accounted for 22 percentage points of order growth for the three months ended January 31, 2018 when compared to the same period last year.
Net revenue of $837 million for the three months ended January 31, 2018 increased 15 percent when compared to the same period last year and increased 14 percent excluding the impact of currency fluctuations. For the three months ended January 31, 2018, acquisitions added approximately 16 percentage points of revenue growth. The disruption from the northern California wildfires unfavorably impacted the seasonality of our first quarter revenue. While the recovery is progressing faster than our original projections due to the strong response and execution of our teams, full recovery is projected to extend at least into our third fiscal quarter. Across the business groups, strength in revenue from the Electronic Industrial Solutions Group and Services Solutions Group was partially offset by a decline in the Communications Solutions Group, which was most impacted by the wildfire disruption.

Net income for the three months ended January 31, 2018 was $94 million compared to $109 million for the corresponding period last year. The decline in net income was driven by one-time gains in the three months ended January 31, 2017 from a Japan pension settlement and land sale, increases in the current period in amortization of acquisition-related balances, acquisition and integration costs, people-related costs and an unfavorable impact from the northern California wildfires, partially offset by favorable impacts from new U.S. tax legislation and higher revenue volume.
Impact of Northern California Wildfires
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and additional restoration efforts are ongoing in both production and non-production areas of the site. To ensure business continuity, the company leased temporary office space to support Santa Rosa employees who could not immediately reoccupy the site. Keysight is insured for the damage caused by the fire, including business interruption insurance, and though we do not expect the fire to have a significant impact on our business results, the disruption will impact the seasonality of revenue in the first half of fiscal 2018.
 For the three months ended January 31, 2018, we recognized costs of $7 million, net of $31 million of estimated insurance recovery. Expenses included primarily cleaning, unabsorbed overhead, and other direct costs related to the impact of this event.
As of January 31, 2018, we have received insurance proceeds of $10 million. We have increased our insurance receivable from $1.7 million at October 31, 2017 to $23 million at January 31, 2018 for known losses for which insurance reimbursement is probable. The receivable is included in other current assets in the condensed consolidated balance sheet. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that insurance recovery will range from $80 million to $110 million, which we believe will cover our expected losses and expenses related to the wildfires. There may be a difference in timing of costs incurred and the related insurance reimbursement.
Outlook
Looking forward, we believe our investments in R&D combined with our completed acquisitions, which have expanded of our technology portfolio and the size of our addressable market, position Keysight for growth. We remain focused on delivering value through innovative solutions targeted at faster growing markets where customers are investing in next-generation digital and electronic technologies. Internally, we are continuously working to improve operational efficiency within, and across, all functions.
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
Results from Operations

Orders and Net Revenue
In general, recorded orders represent firm purchase commitments from our customers with established terms and conditions for products and services. Consistent with our strategy, we are seeing an increase in solution sales, which have a longer order-to-revenue conversion cycle; however, the majority of recorded orders will be delivered within six months.
Revenue reflects the delivery and acceptance of the products and services as defined on the customer's terms and conditions. Cancellations are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)
Orders	$964	$695	39%
Net revenue:
Products	$684	$606	13%
Services and other	153	120	27%
Total net revenue	$837	$726	15%

Orders
Total orders for the three months ended January 31, 2018 were $964 million, an increase of 39 percent when compared to the same period last year and an increase of 37 percent excluding the impact of currency fluctuations. Orders associated with acquisitions accounted for 22 percentage points of order growth for the three months ended January 31, 2018 when compared to the same period last year. For the three months ended January 31, 2018, orders grew across all geographies.
Net Revenue
The following table provides the percent change in net revenue for the three months ended January 31, 2018 by geographic region including and excluding the impact of currency changes as compared to the same period last year.

	Year over Year % Change
	Three Months Ended
	January 31, 2018
Geographic Region	actual	currency adjusted
Americas	31%	31%
Europe	18%	12%
Japan	(10)%	(10)%
Asia Pacific ex-Japan	6%	4%
Total net revenue	15%	14%
Net revenue of $837 million for the three months ended January 31, 2018 increased 15 percent when compared to the same periods last year and increased 14 percent excluding the impact of currency fluctuations. Revenue associated with acquisitions accounted for 16 percentage points of revenue growth for the three months ended January 31, 2018 when compared to the same period last year.
Revenue from the Communications Solutions Group represented approximately 50 percent of total revenue for the three months ended January 31, 2018 and decreased 3 percent year-over-year. For the three months ended January 31, 2018, the Communications Solutions Group's contribution to the total revenue growth was a decline of 2 percentage points. The revenue decline was primarily driven by the impact of the northern California wildfires. While the recovery is progressing faster than our original projections due to the strong response and execution of our teams, full recovery is projected to extend at least into our third fiscal quarter. Revenue decline in Japan and Europe was partially offset by growth in the Americas, while Asia Pacific excluding Japan was flat.
Revenue from the Electronic Industrial Solutions Group represented approximately 24 percent of total revenue for the three months ended January 31, 2018 and grew 6 percent year-over-year. For the three months ended January 31, 2018, the Electronic Industrial Solutions Group's contribution to the total revenue growth was an increase of 1 percentage point, with growth in Europe and the Americas, partially offset by declines in Asia Pacific including Japan.
Revenue from the Ixia Solutions Group represented approximately 13 percent of total revenue for the three months ended January 31, 2018. The Ixia Solutions Group contribution to the total revenue growth was 15 percentage points for the three months ended January 31, 2018.
Revenue from the Services Solutions Group represented approximately 13 percent of total revenue for the three months ended January 31, 2018 and grew 6 percent year-over-year. For the three months ended January 31, 2018, the Services Solutions Group's contribution to the total revenue growth was an increase of 1 percentage point, with growth in the Americas and Asia Pacific excluding Japan, partially offset by declines in Japan and Europe.
Costs and Expenses

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
Total gross margin	51.1%	55.7%	(5) ppts
Operating margin	(0.6)%	22.4%	(23) ppts

in millions
Research and development	$146	$108	35%
Selling, general and administrative	$290	$213	36%
Other operating expense (income), net	$(3)	$(79)	(96)%

Gross margin decreased 5 percentage points for the three months ended January 31, 2018 compared to the same period last year. The decline in gross margin was driven by the unfavorable impact from amortization of acquisition-related balances, the northern California wildfire-related expenses, and an increase in warranty expenses and inventory charges, partially offset by favorable revenue mix.
Research and development expense increased 35 percent for the three months ended January 31, 2018 compared to the same period last year, driven by the addition of Ixia to the cost structure along with higher people-related costs. As a percentage of revenue, research and development expense was 17 percent for the three months ended January 31, 2018, as compared to 15 percent for the same period last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses increased 36 percent for the three months ended January 31, 2018 compared to the same period last year, primarily driven by the addition of Ixia to our cost structure, increases in amortization of acquisition-related balances, people-related costs, acquisition and integration costs, the unfavorable impact of foreign currency movements and the unfavorable impact from the northern California wildfire-related expenses, partially offset by a decline in separation and related costs.
Other operating expense (income), net for the three months ended January 31, 2018 and 2017 was income of $3 million and $79 million, respectively. The other operating income for the three months ended January 31, 2017 was largely driven by $68 million from a Japan pension settlement gain and $8 million of gain on sale of land.
Operating margin for the three months ended January 31, 2018 decreased 23 percentage points when compared to the same period last year, primarily driven by one-time gains in the three months ended January 31, 2017 from a Japan pension settlement and sale of land and increases in current period in amortization of acquisition-related balances, acquisition and integration costs, and people-related costs, partially offset by gains related to revenue volume.

As of January 31, 2018, our headcount was approximately 12,700 as compared to approximately 10,400 at January 31, 2017. The increase was primarily driven by acquisitions.

Interest Expense
Interest expense for the three months ended January 31, 2018 was $22 million as compared to $12 million for the comparable period last year. The increase in interest expense for the three months ended January 31, 2018 is primarily due to interest expense and amortization of debt issuance costs on $700 million of senior notes issued in April 2017 and interest on borrowings under a senior unsecured term loan.
Income Taxes
The company’s effective tax rate was a benefit of 515.8 percent for the three months ended January 31, 2018 and an expense of 28.3 percent for the three months ended January 31, 2017. The income tax benefit was $117 million for the three months ended January 31, 2018, and income tax expense was $43 million for the three months ended January 31, 2017. The increase in the total income tax benefit and discrete benefit for the three months ended January 31, 2018 is primarily due to changes in U.S. tax law. The income tax benefit for the three months ended January 31, 2018 included a net discrete benefit of $115 million, primarily due to $117 million of benefit resulting from changes in U.S. tax law. The income tax provision for the three months ended January 31, 2017 included a net discrete expense of $23 million, primarily related to $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
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
For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. For certain acquired U.S. entities, the tax years generally remain open back to year 2009. For foreign entities, the tax years remain open, at most, back to the year 2007. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
At January 31, 2018, our estimated annual effective tax rate is an expense of 7.5 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower rates, reserves for uncertain tax positions, the U.S. federal research and development tax credit and the impact of permanent differences.
Segment Overview
Keysight has four reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group, Ixia Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. Ixia Solutions Group (“ISG”). The group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
The profitability of each segment is measured after excluding, among other things, charges related to the amortization of acquisition-related balances, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share-based compensation, separation and related costs, interest income and interest expense.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications end market and the aerospace, defense and government end market. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)
Net revenue	$420	$434	(3)%
The Communications Solutions Group revenue for the three months ended January 31, 2018 decreased 3 percent when compared to the same period last year primarily driven by the impact of the northern California wildfires, leading to a decline in revenue from the aerospace, defense and government and commercial communication markets. While the recovery is progressing faster than our original projections due to the strong response and execution of our teams, full recovery is projected to extend at least into our third fiscal quarter.
Revenue from the commercial communications market represented approximately 58 percent of the total Communications Solutions Group revenue for the three months ended January 31, 2018, and decreased 4 percent year-over-year. For the three months ended January 31, 2018, revenue declines in Europe and Japan were partially offset by growth in the Americas and Asia Pacific excluding Japan when compared to the same period last year. The commercial communications market revenue decline was primarily driven by impact of the northern California wildfires. Decline in the data center market was partially offset by growth in 5G technologies, while 4G spending has stabilized.
Revenue from the aerospace, defense and government market represented approximately 42 percent of the total Communications Solutions Group revenue for the three months ended January 31, 2018 and decreased 3 percent year-over-year. For the three months ended January 31, 2018, revenue decline in Asia Pacific including Japan was partially offset by growth in Europe and the Americas. The aerospace, defense and government market revenue decline was primarily driven by impact of the northern California wildfires and weakness in China and the rest of Asia.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three months ended January 31, 2018 versus the three months ended January 31, 2017.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
Total gross margin	60.9%	60.5%	-
Operating margin	14.0%	16.7%	(3) ppts

in millions
Research and development	$80	$76	6%
Selling, general and administrative	$118	$117	1%
Other operating expense (income), net	$(2)	$(2)	(6)%
Income from operations	$59	$72	(19)%

Gross margin for the three months ended January 31, 2018 increased slightly when compared to the same period last year. The gross margin growth for the three months ended January 31, 2018 was primarily driven by higher revenue from software, partially offset by higher warranty and inventory charges.
Research and development expense for the three months ended January 31, 2018 increased 6 percent compared to the same period last year, driven by continued investments in R&D programs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three months ended January 31, 2018 increased 1 percent compared to the same period last year, primarily driven by an increase in infrastructure-related costs.
Other operating expense (income) for the three months ended January 31, 2018 and 2017 was income of $2 million.
Income from Operations
Income from operations for the three months ended January 31, 2018 decreased $13 million on a corresponding revenue decline of $14 million when compared to the same period last year.
Operating margin for the three months ended January 31, 2018 declined 3 percentage points when compared to the same period last year, driven by lower revenue and increased investments in R&D and infrastructure related costs.
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
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)
Net revenue	$203	$192	6%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2018 increased 6 percent when compared to the same period last year and grew 3 percent excluding the impact of acquisitions. Revenue growth was driven by strong growth in automotive and energy and semiconductor measurement markets, partially offset by decline in the general electronics measurement market. Strong revenue growth in Europe and the Americas was partially offset by a decline in Japan and Asia Pacific excluding Japan.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three months ended January 31, 2018 versus the three months ended January 31, 2017.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
Total gross margin	59.0%	59.9%	(1) ppt
Operating margin	18.5%	21.7%	(3) ppts

in millions
Research and development	$33	$28	19%
Selling, general and administrative	$50	$46	8%
Other operating expense (income), net	$(1)	$(1)	(8)%
Income from operations	$37	$42	(10)%

Gross margin for the three months ended January 31, 2018 declined 1 percentage point when compared to the same period last year, primarily driven by unfavorable revenue mix and an increase in warranty expense.
Research and development expense for the three months ended January 31, 2018 increased 19 percent compared to the same period last year, primarily driven by continued investments in leading-edge technologies and key growth opportunities in our end markets and acquisition-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three months ended January 31, 2018 increased 8 percent compared to the same period last year, primarily due to an increase in people-related costs, investments in sales resources and acquisition-related costs.
Other operating expense (income) for the three months ended January 31, 2018 and 2017 was income of $1 million.
Income from Operations
Income from operations for the three months ended January 31, 2018 decreased $5 million on a corresponding revenue increase of $11 million when compared to the same period last year.
Operating margin for the three months ended January 31, 2018 decreased 3 percentage points when compared to the same period last year, primarily driven by unfavorable mix and increased investments in R&D, sales resources and acquisition-related costs.
Ixia Solutions Group
The Ixia Solutions Group helps customers validate the performance and security resilience of their networks and associated applications. The test,visibility and security solutions help organizations and their customers strengthen their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on the group's solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. The group’s solutions consist of our high-performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
Total gross margin	75.6%	—%	n/a
Operating margin	14.5%	—%	n/a

in millions
Net revenue	$127	$—	n/a
Research and development	$25	$—	n/a
Selling, general and administrative	$52	$—	n/a
Other operating expense (income), net	$—	$—	n/a
Income from operations	$18	$—	n/a
Revenue from the Ixia Solutions Group contributed 18 percentage points to the total Keysight revenue growth for the three months ended January 31, 2018. Revenue from the Ixia Solutions Group represented 15 percent of the total Keysight revenue for the three months ended January 31, 2018.
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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)
Net revenue	$106	$100	6%
The Services Solutions Group revenue for the three months ended January 31, 2018 increased 6 percent when compared to the same period last year and grew 4 percent excluding the impact of acquisitions. For the three months ended January 31, 2018, the revenue increase was driven by strong growth in sales of used equipment, complimented by steady growth in calibration services. Revenue growth in the Americas and Asia Pacific excluding Japan was partially offset by declines in Europe and Japan.
Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for the three months ended January 31, 2018 versus the three months ended January 31, 2017.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
Total gross margin	40.3%	39.4%	1 ppt
Operating margin	15.6%	14.4%	1 ppt

in millions
Research and development	$1	$—	50%
Selling, general and administrative	$26	$25	4%
Other operating expense (income), net	$(1)	$—	24%
Income from operations	$17	$14	15%
Gross margin for the three months ended January 31, 2018 increased 1 percentage point when compared to the same period last year primarily driven by higher volume and more favorable mix of remarketed products.
Research and development expense for the three months ended January 31, 2018 increased 50 percent compared to the same period last year. The increase is primarily driven by investments in a new software application to enable enhanced service offerings.
Selling, general and administrative expense for the three months ended January 31, 2018 increased 4 percent when compared to the same period last year, primarily due to investments in sales resources and an increase in acquisition-related people costs.
Other operating expense (income) for the three months ended January 31, 2018 and 2017 was income of $1 million and zero, respectively.
Income from Operations
Income from operations for the three months ended January 31, 2018 increased by $3 million on a corresponding revenue increase of $6 million when compared to the same period last year.
Operating margin for the three months ended January 31, 2018 increased 1 percentage point as compared to the same period last year, driven by higher gross margin partially offset by increased investments in R&D and sales resources from the acquisitions.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of January 31, 2018 consisted of cash and cash equivalents of $980 million as compared to $818 million as of October 31, 2017.
As of January31, 2018, approximately $923 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under U.S. tax legislation that was enacted on December 22, 2017, certain earnings currently held outside of the U.S. are deemed to be repatriated to the U.S., with foreign cash balances generally subject to an effective U.S. tax rate of 15.5 percent and certain cumulative foreign earnings in excess of foreign cash balances subject to an effective U.S. tax rate of 8 percent. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit for a few locations which are unable to access internal funding.
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
Net cash provided by operating activities was $171 million for the three months ended January 31, 2018 compared to $115 million for the same period in 2017.

•
Net income for the first three months of fiscal 2018 decreased $15 million. Changes to non-cash income and expenses included a $275 million decrease in deferred tax expense, primarily related to a one-time reduction in net deferred tax liabilities and corresponding income tax benefit of approximately $304 million due to the re-measurement of U.S. income taxes recorded on the undistributed earnings of foreign subsidiaries that were not considered permanently reinvested. It also included a $68 million decline in pension curtailment and settlement gain, a $46 million increase in depreciation and amortization expense, an $8 million decline in gain from sale of land, a $1 million increase in share-based compensation expense, a $3 million increase in excess and obsolete inventory-related charges and a $2 million increase in other miscellaneous non-cash expenses as compared to the same period last year. Additionally for the three months ended January 31, 2018, we recognized costs of $7 million, net of $31 million of estimated insurance recovery towards northern California wildfire-related expenses.

•
The aggregate of accounts receivable, inventory and accounts payable provided net operating cash of $93 million during the first three months of fiscal 2018 compared to cash provided of $18 million in the comparable period last year. The inventory change includes $19 million of amortization related to fair value adjustments due to acquisitions for the three months ended January 31, 2018. Our operational cash flows were strengthened by significant timing-related reductions in working capital linked to the fire recovery, which we expect to balance out during the remainder of the first half of the year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable, deferred revenue and other assets and liabilities provided net operating cash of $126 million during the first three months of fiscal 2018 compared to cash used of $26 million in the comparable period last year. The difference is primarily due to an increase in income tax payable due to the impact of new U.S. tax legislation and an increase in deferred revenue balances as a result of acquisition activity, partially offset by higher variable compensation payments and other differences due to timing of accruals and collections versus payments between the periods. As of January 31, 2018, we have received insurance proceeds of $10 million towards northern California wildfire-related expenses. Additionally, we have increased our insurance receivable from $1.7 million at October 31, 2017 to $23 million at January 31, 2018 for known losses for which insurance reimbursement has been received in the month of February. Also during the quarter ending January 31, 2018, we have received insurance proceeds of $26 million towards Singapore fire-related expenses.

•
We contributed $9 million to our non-U.S. defined benefit plans during the first three months of fiscal 2018 compared to $7 million in the same period last year. We expect to contribute approximately $29 million to our non-U.S. defined benefit plans during the remainder of 2018. For the three months ended January 31, 2018 and 2017, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan, and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2018.

Net Cash Used in Investing Activities
Net cash used in investing activities was $27 million for the three months ended January 31, 2018 as compared to $8 million for the same period last year. Investments in property, plant and equipment were $24 million for the three months ended January 31, 2018 compared to $16 million in the same period last year. The increase in capital expenditures was primarily due to acquisitions and $3 million related to northern California wildfires. We received $8 million of proceeds from the sale of land in the three months ended January 31, 2017. We expect that total capital expenditures for the current year will be approximately $130 million, including $20 million to $30 million of capital related to recovery from the northern California wildfires, which is expected to be covered by insurance.
Net Cash Used in Financing Activities
Cash flows related to financing activities primarily consist of cash flows associated with the proceeds from the issuance of common stock under employee stock plans and payment of taxes related to net share settlement of equity awards. For the three months ended January 31, 2018, net cash provided by financing activities was $9 million compared to cash provided of $8 million for the same period in 2017. During the three months ended January 31, 2018, we issued common stock under employee stock plans of $24 million compared to $19 million for the same period last year. Additionally, we paid taxes related to net share settlement of equity awards of $15 million during first quarter of 2018 as compared to $11 million for the same period last year.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the three months ended January 31, 2018, we borrowed and repaid $40 million of under the Revolving Credit Facility. As of January 31, 2018, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2018.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the three months ended January 31, 2018 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. As of January 31, 2018, we had borrowings outstanding under the term loan of $260 million, which was repaid in February 2018.
Other
There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, to our contractual commitments (including non-cancellable operating leases) in the first three months of 2018.
There were no material changes in our liabilities toward uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. We are unable to accurately predict when these will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. There were no material changes during the three months ended January 31, 2018 to this information reported in the company’s 2017 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
        Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty or depression may impact our business, resulting in:

•	reduced demand for our products, delays in the shipment of orders or increases in order cancellations;

•	increased risk of excess and obsolete inventories;

•	increased price pressure for our products and services; and

•	greater risk of impairment to the value, and a detriment to the liquidity, of our future investment portfolio.
In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, reduced access to credit, volatility in capital markets, decreased liquidity, uncertain or destabilizing national election results in the U.S., Europe, and Asia, and negative changes or volatility in general economic conditions in the U.S., Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers, including distributors, due to economic volatility or negative changes could result in product delays and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
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

Risks Related to the Acquisition of Ixia
We may not realize all of the anticipated benefits of the acquisition of Ixia or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.
Our ability to realize the anticipated benefits of the acquisition of Ixia (the "Merger") will depend, to a large extent, on our ability to integrate our and Ixia’s businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Ixia’s business practices and operations with our existing business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the Merger. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2018.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2017 through November 30, 2017	—	N/A	—	$138,515,618
December 1, 2017 through December 31, 2017	—	N/A	—	$138,515,618
January 1, 2018 through January 31, 2018	—	N/A	—	$138,515,618
Total	—	N/A	—

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

Dated:	March 8, 2018	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 8, 2018	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)