Form 10-Q
period 2018-04-30
Keysight Technologies, Inc.
filed 2018-06-05
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018
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
The number of shares of common stock outstanding at June 4, 2018 was 187,919,243.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net revenue:
Products	$830	$634	$1,514	$1,240
Services and other	160	119	313	239
Total net revenue	990	753	1,827	1,479
Costs and expenses:
Cost of products	367	273	704	527
Cost of services and other	80	67	153	135
Total costs	447	340	857	662
Research and development	156	119	302	227
Selling, general and administrative	299	256	588	469
Other operating expense (income), net	(12)	(4)	(15)	(83)
Total costs and expenses	890	711	1,732	1,275
Income from operations	100	42	95	204
Interest income	2	2	5	3
Interest expense	(21)	(24)	(43)	(36)
Other income (expense), net	2	2	3	3
Income before taxes	83	22	60	174
Provision (benefit) for income taxes	19	(27)	(98)	16
Net income	$64	$49	$158	$158

Net income per share:
Basic	$0.34	$0.28	$0.84	$0.91
Diluted	$0.34	$0.27	$0.83	$0.90

Weighted average shares used in computing net income per share:
Basic	188	177	187	174
Diluted	190	179	190	176

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net income	$64	$49	$158	$158
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of $1, $1, $1 and zero	—	—	(2)	4
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero, zero, zero and $(1)	—	(1)	2	1
Amounts reclassified into earnings related to derivative instruments, net of tax expense of zero, $1, zero and $1	(1)	—	(3)	1
Foreign currency translation, net of tax benefit (expense) of zero	(13)	9	28	(15)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, $5, $7 and $18	11	12	21	40
Change in net prior service credit, net of tax benefit of $2, $2, $3 and $4	(4)	(4)	(8)	(8)
Other comprehensive income (loss)	(7)	16	38	23
Total comprehensive income	$57	$65	$196	$181

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	April 30, 2018	October 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$784	$818
Accounts receivable, net	579	547
Inventory	597	588
Other current assets	229	224
Total current assets	2,189	2,177
Property, plant and equipment, net	546	530
Goodwill	1,891	1,882
Other intangible assets, net	754	855
Long-term investments	59	63
Long-term deferred tax assets	203	186
Other assets	281	240
Total assets	$5,923	$5,933
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10
Accounts payable	240	211
Employee compensation and benefits	241	217
Deferred revenue	347	291
Income and other taxes payable	47	28
Other accrued liabilities	78	62
Total current liabilities	953	819
Long-term debt	1,789	2,038
Retirement and post-retirement benefits	309	309
Long-term deferred revenue	119	101
Other long-term liabilities	230	356
Total liabilities	3,400	3,623
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 190 million shares at April 30, 2018 and 188 million shares at October 31, 2017 issued	2	2
Treasury stock at cost; 3.1 million shares at April 30, 2018 and 2.3 million shares at October 31, 2017	(102)	(62)
Additional paid-in-capital	1,837	1,786
Retained earnings	1,205	1,041
Accumulated other comprehensive loss	(419)	(457)
Total stockholders' equity	2,523	2,310
Total liabilities and equity	$5,923	$5,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net income	$158	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	73
Share-based compensation	34	31
Debt issuance expense	—	9
Deferred tax benefit	(237)	(13)
Excess and obsolete inventory-related charges	11	6
Gain on sale of assets and divestiture	(8)	(8)
Asset impairment	—	7
Pension curtailment and settlement gains	—	(68)
Other non-cash expenses, net	5	1
Changes in assets and liabilities:
Accounts receivable	(31)	10
Inventory	(18)	(10)
Accounts payable	20	(17)
Employee compensation and benefits	23	—
Retirement and post-retirement benefits	(22)	(6)
Deferred revenue	71	30
Income taxes payable	125	(7)
Other assets and liabilities	(6)	(32)
Net cash provided by operating activities	282	164

Cash flows from investing activities:
Investments in property, plant and equipment	(58)	(33)
Proceeds from sale of property, plant and equipment	—	8
Change in restricted cash and cash equivalents, net	—	1
Proceeds from sale of investments	—	4
Proceeds from divestiture	12	—
Acquisition of businesses and intangible assets, net of cash acquired	(3)	(1,622)
Net cash used in investing activities	(49)	(1,642)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	33	21
Proceeds from issuance of common stock under public offering	—	444
Payment of taxes related to net share settlement of equity awards	(16)	(11)
Proceeds from short-term borrowings	40	170
Proceeds from issuance of long-term debt	—	1,069
Payment of debt issuance costs	—	(16)
Repayment of debt and credit facility	(300)	—
Treasury stock repurchases	(28)	—
Net cash provided (used) by financing activities	(271)	1,677

Effect of exchange rate movements	4	1

Net increase (decrease) in cash and cash equivalents	(34)	200
Cash and cash equivalents at beginning of period	818	783
Cash and cash equivalents at end of period	$784	$983

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of April 30, 2018 and October 31, 2017, condensed consolidated statement of comprehensive income for the three and six months ended April 30, 2018 and 2017, condensed consolidated statement of operations for the three and six months ended April 30, 2018 and 2017, and condensed consolidated statement of cash flows for the six months ended April 30, 2018 and 2017.
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
Land Sale. On April 30, 2014 we entered into a binding contract to sell land in the United Kingdom ("U.K.") that resulted in the transfer of three separate land tracts in May 2014, November 2015 and November 2016 for £21 million. In the six months ended April 30, 2017, we recognized a gain of $8 million on the sale of the land tracts in other operating expense (income).
Restricted Cash. As of April 30, 2018 and October 31, 2017, restricted cash of approximately $2 million consisted of deposits held as collateral against bank guarantees and is classified within other assets in the condensed consolidated balance sheet.
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
2. NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance which will replace numerous requirements in GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. During 2016, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations.

The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard on November 1, 2018 under the modified retrospective transition method. Based on the progress to date, we have not identified any material impacts of the new standard on the amount and timing of revenue recognition to our consolidated statement of operations. We expect recognition of revenue for a majority of customer contracts to remain substantially unchanged. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue, as under the new standard we expect to recognize software license revenue at the time of delivery rather than over the contractual term since control of the software license is transferred, and our performance obligation is satisfied at that point in time. The new standard will also require certain costs, primarily sales-related commissions on contracts greater than one year in duration, to be capitalized rather than expensed as currently.
ASU 2016-02, Leases. In February 2016, the FASB issued guidance that will require organizations that lease assets to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. We expect our leases designated as operating leases in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 will be reported on the consolidated balance sheets upon adoption. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits and deficiencies to be presented as operating activity in the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this guidance during the first quarter of 2018 and elected to recognize forfeitures as they occur. As a result, a $6 million cumulative-effect adjustment was recorded directly to retained earnings as of November 1, 2017, the beginning of the annual period of adoption, with a corresponding reduction to deferred tax liabilities. Additionally, we reported an income tax benefit of $2 million for the six months ended April 30, 2018 due to recognition of excess tax benefits from share-based compensation.
We elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively to all periods presented, which resulted in the following change to our previously reported condensed consolidated statement of cash flows for the six months ended April 30, 2017:

	Six Months Ended April 30, 2017
	As Originally Reported	As Adjusted	Change
	(in millions)
Net cash provided by operating activities	$151	$164	$13
Net cash provided by financing activities	$1,690	$1,677	$(13)
ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued guidance that requires the service cost component of net periodic pension cost and net periodic postretirement benefit cost to be included in operating expenses (together with other employee compensation costs) and the other components of the cost to presented in the statement of operations separately from the service cost component and outside of income from operations. The standard is effective for annual and interim periods beginning after December 31, 2017. Early adoption is permitted. We currently anticipate adopting the standard on November 1, 2018. See Note 12 herein and Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 for the amount of each component of net periodic pension and postretirement benefit costs we have reported historically. The amounts of net periodic pension and postretirement benefit costs in these filings are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.

ASU 2017-09, Scope of Modification Accounting. In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance to enable entities to better portray the economics of their risk management activities in the financial statements and enhance transparency and understandability of hedge results. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
Other amendments to GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
3. ACQUISITIONS
Acquisition of Ixia

On April 18, 2017, pursuant to the terms of an Agreement and Plan of Merger dated January 30, 2017, between Keysight and Ixia (the "Merger Agreement"), we acquired all of the outstanding common stock of Ixia for $1,622 million, net of $72 million of cash acquired, pursuant to an exchange offer for $19.65 per share (the "Merger Consideration"). We funded the acquisition with a combination of cash and proceeds from debt and equity financings. As a result of the acquisition, Ixia became a wholly-owned subsidiary of Keysight. Accordingly, the results of Ixia are included in Keysight's consolidated financial statements from the date of the acquisition and are reported in the Ixia Solutions Group operating segment.
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of April 18, 2017 (in millions):

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
A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $186 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table above.

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
Acquisition and integration costs directly related to the Ixia acquisition were recorded in the condensed consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Cost of products and services	$1	$—	$3	$—
Research and development	—	—	1	—
Selling, general and administrative	14	15	29	17
Other income (expense), net	—	9	—	9
Total acquisition and integration costs	$15	$24	$33	$26

In addition, for the three and six months ended April 30, 2017, we incurred $28 million of acquisition-related compensation expense to redeem certain of Ixia's outstanding unvested stock awards as of the date of the Merger Agreement that were determined to relate to post-merger service periods.
Acquisition of ScienLab
On August 31, 2017, we acquired all of the outstanding common stock of ScienLab for $60 million, net of $2 million of cash acquired. As a result of the acquisition, ScienLab became a wholly-owned subsidiary of Keysight. Accordingly, the results of ScienLab are included in Keysight's consolidated financial statements from the date of the acquisition and are reported in the Electronic Industrial Solutions Group operating segment.
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
A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $13 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table above.
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
Acquisition and integration costs directly related to the ScienLab acquisition totaled zero and $1 million for the three and six months ended April 30, 2018, respectively, which were recorded in selling, general and administrative expenses. There were no acquisition and integration costs directly related to the ScienLab acquisition for the three and six months ended April 30, 2017.
Supplemental Pro Forma Information
The following represents pro forma operating results as if Ixia had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2017. Pro forma results of operations for ScienLab have not been presented because the effects of the acquisition were not material to the company’s financial results.

Six Months Ended
in millions, except per share amounts	April 30, 2017
Net revenue	$1,698
Net income	$90
Net income per share - Basic	$0.49
Net income per share - Diluted	$0.48
The unaudited pro forma financial information for the six months ended April 30, 2017 combines the historical results of Keysight and Ixia for the six months ended April 30, 2017, assuming that the companies were combined as of November 1, 2016 and include business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets, property plant and equipment, interest expense on the financing transactions used to fund the acquisition and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017.
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

The impact of share-based compensation on our results was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Cost of products and services	$4	$3	$7	$6
Research and development	2	2	6	6
Selling, general and administrative	9	8	21	19
Total share-based compensation expense	$15	$13	$34	$31
 At both April 30, 2018 and 2017, there was no share-based compensation capitalized within inventory.
The following assumptions were used to estimate the fair value of LTP Program grants:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
LTP Program:
Volatility of Keysight shares	25%	26%	25%	27%
Volatility of selected index	14%	15%	14%	15%
Price-wise correlation with selected peers	57%	57%	57%	57%
Awards granted under the LTP Program are based on a variety of targets, such as total shareholder return (TSR) or financial metrics such as operating margin, cost synergies and others. Awards based on TSR were valued using a Monte Carlo simulation model, and awards based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards for the three and six months ended April 30, 2018 and 2017, respectively.
5.     INCOME TAXES
The company’s effective tax rate was an expense of 22.5 percent and a benefit of 162.8 percent for the three and six months ended April 30, 2018, respectively. The income tax expense was $19 million and income tax benefit was $98 million for the three and six months ended April 30, 2018, respectively. The income tax expense for the three months ended April 30, 2018 included a net discrete expense of $11 million, and the income tax benefit for the six months ended April 30, 2018 included a net discrete benefit of $104 million, primarily due to $103 million discrete tax benefit resulting from changes in U.S. tax law. The increase in tax expense for the three months ended April 30, 2018 is primarily due to provisional adjustments to the discrete impact recorded for the U.S. tax law change related to the one-time toll charge, as discussed below.
The company’s effective tax rate was a benefit of 126.1 percent and an expense of 9.0 percent for the three and six months ended April 30, 2017, respectively. Income tax benefit was $27 million and income tax expense was $16 million for the three and six months ended April 30, 2017, respectively. The income tax provision for the three and six months ended April 30, 2017 included a net discrete expense of $8 million and $31 million, respectively, primarily related to $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The Singapore tax incentive is due for renewal in fiscal 2024.
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
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system, including but not limited to: the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”); creation of new minimum taxes such as the Global Intangible Low Taxed Income (“GILTI”) tax and the base erosion anti-abuse tax; a federal corporate income tax rate reduction from 35 percent to 21 percent; and limitations on the deductibility of interest expense and executive compensation.
The corporate tax rate reduction is effective as of January 1, 2018. Since the company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the company’s fiscal year 2018 federal statutory rate will be a blended rate of 23.34 percent.
Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff has issued Staff Accounting Bulletin 118 (“SAB 118”) directing companies to consider the impact of the Tax Act as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. For the amounts which the company was able to reasonably estimate, the company has recognized a provisional discrete income tax benefit of approximately $117 million as of January 31, 2018. The discrete benefit was decreased by $14 million for the three months ending April 30, 2018, resulting in a discrete income tax benefit of $103 million for the six months ending April 30, 2018. The discrete benefit of $103 million is made up of a one-time reduction in net deferred tax liabilities and corresponding income tax benefit of approximately $304 million due to the re-measurement of U.S. income taxes recorded on the undistributed earnings of foreign subsidiaries that were not considered permanently reinvested. This was offset by approximately $190 million of income tax expense and corresponding long-term income tax payable due to the one-time toll charge. The company also estimated a one-time reduction in net deferred tax assets and corresponding income tax expense of approximately $11 million due to the re-measurement of the U.S. deferred tax assets at the lower 21 percent U.S. federal corporate income tax rate. The one-time transition tax is based in part on cash levels on various comparable measurement dates, one of which is our October 31, 2018 fiscal year end. As a result, the company’s estimation and calculation of the transition tax will change until the last measurement date occurs and as federal and state tax authorities provide further guidance. The reduction in the discrete benefit recorded for the three months ended April 30, 2018 is due to changes to the estimate in the one-time toll charge from refinements in estimates of foreign earnings and foreign cash balances.
We have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new GILTI tax. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended April 30, 2018.
We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. In accordance with SAB 118, the estimated discrete income tax benefit of $103 million represents our best estimate based on interpretation of the Tax Act. We are able to make reasonable estimates of the impact of the deemed repatriation transition tax, the remeasurement of the deferred tax liability recorded on the undistributed earnings of foreign subsidiaries that were not considered reinvested, and the reduction in the U.S. corporate income tax rate. The final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the U.S. Treasury, additional analysis of foreign earnings inherited from acquisitions, and changes to U.S. state conformance to the U.S. federal tax law change. In accordance with SAB 118, the estimated discrete income tax benefit of $103 million is considered provisional and any subsequent adjustment to these amounts will be recorded to tax expense in the quarter in which the analysis is complete, but no later than December 22, 2018.

6. NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Numerator:
Net income	$64	$49	$158	$158
Denominator:
Basic weighted-average shares	188	177	187	174
Potential common shares— stock options and other employee stock plans	2	2	3	2
Diluted weighted-average shares	190	179	190	176

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method. We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three and six months ended April 30, 2018 and 2017, we excluded no options from the calculation of diluted earnings per share. In addition, we exclude stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price and unamortized fair value collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the three and six months ended April 30, 2018, we excluded approximately 15,000 shares and 6,000 shares, respectively. For the three and six months ended April 30, 2017, we excluded approximately 10,000 shares and 42,000 shares, respectively.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $11 million and $34 million for the six months ended April 30, 2018 and 2017, respectively. Cash paid for interest was $41 million and $22 million for the six months ended April 30, 2018 and 2017, respectively. For the six months ended April 30, 2017, we also paid fees of $9 million in connection with a bridge loan facility that were amortized to interest expense and classified as financing activity. The following table summarizes our non-cash investing and financing activities that are not reflected in the condensed consolidated statement of cash flows:

	Six months ended
	April 30,
	2018	2017
	(in millions)
Non-cash investing activities
Capital expenditures in accounts payable	$(9)	$(5)
Capital expenditures in other long-term liabilities	—	2
	$(9)	$(3)
Non-cash financing activities
Treasury stock repurchases, pending settlement, in other accrued liabilities	$(12)	$—

8. INVENTORY

	April 30, 2018	October 31, 2017
	(in millions)
Finished goods	$277	$286
Purchased parts and fabricated assemblies	320	302
Total inventory	$597	$588
Inventory-related excess and obsolescence charges recorded in total cost of products were $11 million and $6 million for the six months ended April 30, 2018 and April 30, 2017, respectively.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill balances and the movements for each of our reportable operating segments as of and for the six months ended April 30, 2018 were as follows:

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2017	$441	$240	$1,117	$84	$1,882
Foreign currency translation impact	8	2	—	—	10
Divestiture	—	(1)	—	—	(1)
Goodwill as of April 30, 2018	$449	$241	$1,117	$84	$1,891

Other intangible assets as of April 30, 2018 and October 31, 2017 consisted of the following:

	Other Intangible Assets as of April 30, 2018			Other Intangible Assets as of October 31, 2017
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$830	$331	$499	$808	$252	$556
Backlog	13	13	—	13	12	1
Trademark/Tradename	33	11	22	33	8	25
Customer relationships	304	80	224	304	61	243
Non-compete agreements	1	—	1	1	—	1
Total amortizable intangible assets	1,181	435	746	1,159	333	826
In-Process R&D	8	—	8	29	—	29
Total	$1,189	$435	$754	$1,188	$333	$855
During the six months ended April 30, 2018, we recognized a $1 million reduction to goodwill due to divestiture-related activity. During the six months ended April 30, 2018, there was a $1 million foreign exchange translation impact to other intangible assets. During the six months ended April 30, 2018, we transferred $21 million from in-process R&D to developed technology as projects were successfully completed. During the six months ended April 30, 2017, we recorded an impairment charge of $7 million related to the cancellation of an in-process R&D project.
Amortization of other intangible assets was $51 million and $102 million for the three and six months ended April 30, 2018, respectively. Amortization of other intangible assets was $18 million and $29 million for the three and six months ended April 30, 2017, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $102 million for the remainder of 2018, $203 million for 2019, $196 million for 2020, $128 million for 2021, $52 million for 2022 and $65 million thereafter.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2018 and October 31, 2017 were as follows:

	Fair Value Measurements at April 30, 2018				Fair Value Measurements at October 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$335	$335	$—	$—	$403	$403	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—	6	—	6	—
Long-term
Trading securities	12	12	—	—	13	13	—	—
Available-for-sale investments	30	30	—	—	34	34	—	—
Total assets measured at fair value	$384	$377	$7	$—	$456	$450	$6	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—	$1	$—	$1	$—
Long-term
Deferred compensation liability	12	—	12	—	13	—	13	—
Total liabilities measured at fair value	$15	$—	$15	$—	$14	$—	$14	$—

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
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. Ineffectiveness in the three and six months ended April 30, 2018 and 2017 was not significant.

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2018 was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2018.
There were 118 foreign exchange forward contracts open as of April 30, 2018 that were designated as cash flow hedges. There were 64 foreign exchange forward contracts as of April 30, 2018 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2018 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$40
British Pound	—	(25)
Singapore Dollar	12	1
Malaysian Ringgit	71	(5)
Japanese Yen	(85)	(55)
Other currencies	(15)	(4)
Total	$(17)	$(48)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2018 and October 31, 2017 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2018	October 31, 2017	Balance Sheet Location	April 30, 2018	October 31, 2017
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$5	Other accrued liabilities	$1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	3	1	Other accrued liabilities	2	1
Total derivatives	$7	$6		$3	$1

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$—	$(1)	$2	$2
Gain (loss) reclassified from accumulated other comprehensive income into cost of products	$1	$(1)	$3	$(2)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$—	$—	$1	$2
The estimated amount of existing net gain at April 30, 2018 expected to be reclassified from accumulated other comprehensive income to cost of products within the next twelve months is $2 million.
12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2018 and 2017, our net pension and post-retirement benefit cost (benefit) were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended April 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$6	$6	$4	$4	$1	$—
Interest cost on benefit obligation	6	5	6	5	1	2
Expected return on plan assets	(9)	(9)	(23)	(18)	(3)	(3)
Amortization:
Net actuarial loss	3	3	7	8	4	6
Prior service credit	(2)	(1)	—	(1)	(4)	(4)
Net periodic benefit cost (benefit)	$4	$4	$(6)	$(2)	$(1)	$1

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended April 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$12	$11	$7	$8	$1	$—
Interest cost on benefit obligation	12	10	12	11	3	4
Expected return on plan assets	(18)	(17)	(44)	(37)	(7)	(6)
Amortization:
Net actuarial loss	6	7	13	17	8	11
Prior service credit	(4)	(3)	—	(1)	(7)	(8)
Settlement gain	—	—	—	(68)	—	—
Net periodic benefit cost (benefit)	$8	$8	$(12)	$(70)	$(2)	$1
We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the three and six months ended April 30, 2018 and 2017. We contributed $7 million and $16 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2018, respectively, and we contributed $8 million and $15 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2017, respectively.

For the remainder of 2018, we are evaluating the potential tax benefits of contributing to our U.S. Defined Benefit Plans, and we expect to contribute $17 million to our non-U.S. Defined Benefit Plans.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2018	2017
	(in millions)
Beginning balance	$45	$44
Accruals for warranties including change in estimate	18	15
Settlements made during the period	(17)	(15)
Ending balance	$46	$44

Accruals for warranties due within one year	$26	$23
Accruals for warranties due after one year	20	21
Ending balance	$46	$44
Commitments
There were no material changes during the six months ended April 30, 2018 to the operating and capital lease commitments reported in the company’s 2017 Annual Report on Form 10-K.
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

14. DEBT
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the six months ended April 30, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of April 30, 2018, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2018.
Long-Term Debt
The following table summarizes the components of our long-term debt:

	April 30, 2018	October 31, 2017
	(in millions)
2019 Senior Notes at 3.30% ($500 face amount less unamortized costs of $1 and $2)	$499	$498
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $4 and $4)	596	596
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $6 and $6)	694	694
Senior Unsecured Term loan	—	260
	1,789	2,048
Less: Current portion of long-term debt	—	10
Total	$1,789	$2,038
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2018 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. On February 27, 2018, we fully repaid borrowings outstanding under the term loan of $260 million and terminated the term credit agreement.
As of April 30, 2018 and October 31, 2017, we had $24 million and $26 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $20 million and $91 million as of April 30, 2018 and October 31, 2017, respectively.
15. STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2018, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $350 million of the company’s common stock, replacing a previously approved 2016 program authorizing the purchase of up to $200 million of the company’s common stock. Under the new program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.

For the six months ended April 30, 2018, we repurchased 773,352 shares of common stock for $40 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method. There were $12 million stock repurchases pending settlement as of April, 30 2018.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2018 and 2017 were as follows:

	Unrealized gain on equity securities	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of January 31, 2018	$12	$2	$(458)	$31	$1	$(412)
Other comprehensive income (loss) before reclassifications	(1)	(13)	1	—	—	(13)
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(6)	(1)	7
Tax (expense) benefit	1	—	(4)	2	—	(1)
Other comprehensive income (loss)	—	(13)	11	(4)	(1)	(7)
As of April 30, 2018	$12	$(11)	$(447)	$27	$—	$(419)

As of October 31, 2017	$14	$(39)	$(468)	$35	$1	$(457)
Other comprehensive income (loss) before reclassifications	(3)	28	1	—	2	28
Amounts reclassified out of accumulated other comprehensive loss	—	—	27	(11)	(3)	13
Tax (expense) benefit	1	—	(7)	3	—	(3)
Other comprehensive income (loss)	(2)	28	21	(8)	(1)	38
As of April 30, 2018	$12	$(11)	$(447)	$27	$—	$(419)

As of January 31, 2017	$14	$(53)	$(618)	$46	$—	$(611)
Other comprehensive income (loss) before reclassifications	(1)	9	—	—	(1)	7
Amounts reclassified out of accumulated other comprehensive loss	—	—	17	(6)	1	12
Tax (expense) benefit	1	—	(5)	2	(1)	(3)
Other comprehensive income (loss)	$—	$9	$12	$(4)	$(1)	$16
As of April 30, 2017	$14	$(44)	$(606)	$42	$(1)	$(595)

As of October 31, 2016	$10	$(29)	$(646)	$50	$(3)	$(618)
Other comprehensive income (loss) before reclassifications	4	(15)	24	—	2	15
Amounts reclassified out of accumulated other comprehensive loss	—	—	34	(12)	2	24
Tax (expense) benefit	—	—	(18)	4	(2)	(16)
Other comprehensive income (loss)	4	(15)	40	(8)	2	23
As of April 30, 2017	$14	$(44)	$(606)	$42	$(1)	$(595)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2018 and 2017 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Unrealized gain (loss) on derivatives	$1	$(1)	$3	$(2)	Cost of products
	—	1	—	1	Provision for income taxes
	1	—	3	(1)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(14)	(17)	(27)	(34)
Prior service credits	6	6	11	12
	(8)	(11)	(16)	(22)	Total before income tax
	2	3	4	6	Provision for income taxes
	(6)	(8)	(12)	(16)	Net of income tax

Total reclassifications for the period	$(5)	$(8)	$(9)	$(17)
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
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
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
A significant portion of the segments' expenses, other than the Ixia Solutions Group expenses, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Ixia Solutions Group will not be allocated these shared services and infrastructure charges for the current fiscal year.
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
The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring and related costs, amortization of acquisition-related balances, acquisition and integration costs, separation and related costs, pension settlement and curtailment gains, northern California wildfire-related costs, interest income, interest expense and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Three Months Ended April 30, 2018:
Total net revenue	$535	$255	$82	$118	$990
Amortization of acquisition-related balances	1	—	8	—	9
Total segment revenue	$536	$255	$90	$118	$999
Segment income (loss) from operations	$126	$67	$(7)	$18	$204
Three Months Ended April 30, 2017:
Total net revenue	$423	$220	$8	$102	$753
Amortization of acquisition-related balances	1	—	4	—	5
Total segment revenue	$424	$220	$12	$102	$758
Segment income (loss) from operations	$75	$57	$(2)	$17	$147

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Six Months Ended April 30, 2018:
Total net revenue	$955	$458	$190	$224	$1,827
Amortization of acquisition-related balances	1	—	27	—	28
Total segment revenue	$956	$458	$217	$224	$1,855
Segment income from operations	$185	$104	$11	$35	$335
Six Months Ended April 30, 2017:
Total net revenue	$857	$412	$8	$202	$1,479
Amortization of acquisition-related balances	1	—	4	—	5
Total segment revenue	$858	$412	$12	$202	$1,484
Segment income (loss) from operations	$147	$99	$(2)	$31	$275

The following table reconciles reportable operating segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Total reportable operating segments' income from operations	$204	$147	$335	$275
Share-based compensation expense	(15)	(13)	(34)	(31)
Restructuring and related costs	(11)	(1)	(13)	(3)
Amortization of acquisition-related balances	(65)	(26)	(154)	(36)
Acquisition and integration costs	(17)	(21)	(36)	(27)
Acquisition-related compensation expense	—	(28)	—	(28)
Separation and related costs	(1)	(8)	(2)	(14)
Pension curtailment and settlement gains	—	—	—	68
Northern California wildfire-related costs	—	—	(7)	—
Other	5	(8)	6	—
Income from operations, as reported	100	42	95	204
Interest income	2	2	5	3
Interest expense	(21)	(24)	(43)	(36)
Other income (expense), net	2	2	3	3
Income before taxes, as reported	$83	$22	$60	$174
There has been no material change in total assets by segment since October 31, 2017.

17.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and restoration efforts are progressing, and re-occupancy is well underway. To ensure business continuity, the company leased temporary office space to support employees who could not immediately reoccupy the site. Keysight is insured for the damage caused by the fire. Due to the strong response and execution of our teams, we have recovered from the shipment disruption issues related to the wildfires, and full recovery is expected in the second half of the year.
For the three and six months ended April 30, 2018, we recognized costs of zero and $7 million, respectively, net of $32 million and $63 million, respectively, of estimated insurance recoveries. Expenses were for cleaning and other direct costs related to recovery from this event.
A summary of the net charges in the consolidated statement of operations resulting from the impact of the fire is shown below:

	Three Months Ended April 30, 2018	Six Months Ended April 30, 2018
	(in millions)
Cost of products and services	$—	$5
Research and development	—	1
Selling, general and administrative	—	1
Total	$—	$7
As of April 30, 2018, we have received insurance proceeds of $40 million and have a receivable of $25 million at April 30, 2018 for losses and expenses for which insurance reimbursement is probable. The receivable is included in other current assets in the condensed consolidated balance sheet. In addition, we made investments in property, plant and equipment of $9 million for the six months ended April 30, 2018, related to recovery from the northern California wildfires, which is expected to be covered by insurance. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that insurance recovery will range from $90 million to $115 million, which we believe will cover our expected losses and expenses related to the wildfires. There may be a difference in timing of costs incurred and the related insurance reimbursement.

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
Three and six months ended April 30, 2018 and 2017
Total orders for the three and six months ended April 30, 2018 were $987 million and $1,951 million, respectively, an increase of 23 percent and 30 percent, respectively, when compared to the same periods last year, and an increase of 20 percent and 28 percent, respectively, excluding the impact of currency fluctuations. Orders associated with acquisitions, including Ixia, accounted for 11 percentage points and 16 percentage points of order growth for the three and six months ended April 30, 2018, respectively, when compared to the same periods last year.
Net revenue of $990 million and $1,827 million for the three and six months ended April 30, 2018 increased 31 percent and 24 percent when compared to the same periods last year and increased 29 percent and 21 percent, respectively, excluding the impact of currency fluctuations. Acquisitions, including Ixia, added approximately 10 percentage points and 13 percentage points to revenue growth for the three and six months ended April 30, 2018, respectively. The Communications Solutions Group led the revenue growth with overall strength across all markets, combined with strong growth in the Electronic Industrial Solutions Group and the Services Solutions Group. The disruption from the northern California wildfires impacted the seasonality of revenue in the first half of fiscal 2018. Due to the strong response and execution of our teams, we have recovered from the shipment disruption issues related to the wildfires, and full recovery is expected in the second half of the year.
Net income for the three and six months ended April 30, 2018 was $64 million and $158 million, respectively, compared to $49 million and $158 million, respectively, for the corresponding periods last year. Net income was flat for the six months ended April 30, 2018, as higher revenue volume and favorable impacts from new U.S. tax legislation offset one-time gains from a Japan pension settlement and land sale in the six months ended April 30, 2017, increases in current-period amortization of acquisition-related balances, acquisition and integration costs and people-related costs.
Impact of Northern California Wildfires
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and restoration efforts are progressing, and re-occupancy is well underway. To ensure business continuity, the company leased temporary office space to support employees who could not immediately reoccupy the site. Keysight is insured for the damage caused by the fire.
For the three and six months ended April 30, 2018, we recognized costs of zero and $7 million, respectively, net of $32 million and $63 million, respectively, of estimated insurance recoveries. Expenses included primarily cleaning and other direct costs related to recovery from this event.
As of April 30, 2018, we have received insurance proceeds of $40 million and have a receivable of $25 million at April 30, 2018 for losses and expenses for which insurance reimbursement is probable. The receivable is included in other current assets in the condensed consolidated balance sheet. In addition, we made investments in property, plant and equipment of $9 million for the six months ended April 30, 2018, related to recovery from the northern California wildfires, which is expected to be covered by insurance. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that insurance recovery will range from $90 million to $115 million, which we believe will cover our expected losses and expenses related to the wildfires. There may be a difference in timing of costs incurred and the related insurance reimbursement.
Outlook
Looking forward, we believe our investments in R&D combined with our completed acquisitions, which have expanded our technology portfolio and the size of our addressable market, position Keysight for growth. We remain focused on delivering value through innovative solutions targeted at faster growing markets where customers are investing in next-generation digital and electronic technologies. Internally, we are continuously working to improve operational efficiency within, and across, all functions.
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

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)
Orders	$987	$805	$1,951	$1,500	23%	30%
Net revenue:
Products	$830	$634	$1,514	$1,240	31%	22%
Services and other	160	119	313	239	34%	31%
Total net revenue	$990	$753	$1,827	$1,479	31%	24%

Orders
Total orders of $987 million and $1,951 million for the three and six months ended April 30, 2018 increased 23 percent and 30 percent, respectively, when compared to the same periods last year, and increased 20 percent and 28 percent, respectively, excluding the impact of currency fluctuations. Orders associated with acquisitions accounted for 11 percentage points and 16 percentage points, respectively, of order growth for the three and six months ended April 30, 2018 when compared to the same periods last year. For the three and six months ended April 30, 2018, orders grew across all geographies.
Net Revenue
The following table provides the percent change in net revenue for the three and six months ended April 30, 2018 by geographic region including and excluding the impact of currency changes as compared to the same period last year.

	Year over Year % Change
	Three Months Ended		Six Months Ended
	April 30, 2018		April 30, 2018
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	46%	46%	38%	38%
Europe	38%	30%	27%	21%
Japan	31%	26%	10%	8%
Asia Pacific ex-Japan	15%	13%	11%	9%
Total net revenue	31%	29%	24%	21%
Net revenue of $990 million and $1,827 million for the three and six months ended April 30, 2018 increased 31 percent and 24 percent, respectively, when compared to the same periods last year and increased 29 percent and 21 percent, respectively, excluding the impact of currency fluctuations. Revenue associated with acquisitions accounted for 10 percentage points and 13 percentage points of revenue growth for the three and six months ended April 30, 2018, respectively, when compared to the same periods last year.
Revenue from the Communications Solutions Group represented approximately 54 percent and 52 percent of total revenue for the three and six months ended April 30, 2018, respectively, and increased 27 percent and 11 percent year-over-year, respectively. For the three months ended April 30, 2018, the Communications Solutions Group's contribution to total revenue growth was an increase of 15 percentage points, with growth across all geographies primarily driven by overall business strength combined with recovery from the northern California wildfires. For the six months ended April 30, 2018, the Communications Solutions Group's contribution to total revenue growth was an increase of 7 percentage points, primarily driven by overall business strength. Growth in the Americas, Asia Pacific excluding Japan and Europe was partially offset by decline in Japan.
Revenue from the Electronic Industrial Solutions Group represented approximately 26 percent and 25 percent of total revenue for the three and six months ended April 30, 2018, respectively, and grew 16 percent and 11 percent year-over-year, respectively. For the three months ended April 30, 2018, the Electronic Industrial Solutions Group's contribution to total revenue growth was an increase of 4 percentage points, with growth in Europe, the Americas and Japan partially offset by decline in Asia Pacific excluding Japan. For the six months ended April 30, 2018, the Electronic Industrial Solutions Group's contribution to total revenue growth was an increase of 3 percentage points, with growth in Europe, the Americas and Japan partially offset by decline in Asia Pacific excluding Japan.
Revenue from the Ixia Solutions Group represented approximately 8 percent and 11 percent of total revenue for the three and six months ended April 30, 2018, respectively. For the three and six months ended April 30, 2018, the Ixia Solutions Group's contribution to total revenue growth was 10 percentage points and 12 percentage points, respectively. The Ixia Solutions Group revenue for the three and six months ended April 30, 2017 includes activity for 13 days during the period, from the date of acquisition, April 18, 2017.
Revenue from the Services Solutions Group represented approximately 12 percent of total revenue and contributed 2 percentage points in the total revenue growth for both the three and six months ended April 30, 2018. For the three and six months ended April 30, 2018, growth in the Americas, Asia Pacific excluding Japan, and Japan was partially offset by decline in Europe.
Costs and Expenses

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Total gross margin	54.9%	54.8%	53.1%	55.2%	— ppts	(2) ppts
Operating margin	10.1%	5.5%	5.2%	13.8%	5 ppts	(9) ppts

in millions
Research and development	$156	$119	$302	$227	30%	33%
Selling, general and administrative	$299	$256	$588	$469	17%	26%
Other operating expense (income), net	$(12)	$(4)	$(15)	$(83)	230%	(82)%

Gross margin was flat and decreased 2 percentage points for the three and six months ended April 30, 2018, respectively, compared to the same periods last year. For the three months ended April 30, 2018, gains related to revenue volume were offset by increases in amortization of acquisition-related balances. For the six months ended April 30, 2018, gross margin decline was primarily driven by increases in amortization of acquisition-related balances, partially offset by gains related to revenue volume and favorable mix.
Research and development expense increased 30 percent and 33 percent for the three and six months ended April 30, 2018, respectively, compared to the same periods last year, driven by the addition of Ixia to the cost structure and an increase in people-related costs partially offset by one-time acquisition-related compensation expense in the same period last year. As a percentage of revenue, research and development expense was 16 percent and 17 percent for the three and six months ended April 30, 2018, respectively, as compared to 16 percent and 15 percent for the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses increased 17 percent and 26 percent for the three and six months ended April 30, 2018, respectively, compared to the same periods last year. The increase in selling, general and administrative expenses is primarily driven by the addition of Ixia to our cost structure, increases in amortization of acquisition-related balances, people-

related costs and restructuring costs, and an unfavorable impact of foreign currency movements, partially offset by one-time acquisition-related compensation expense and separation and related costs in the same period last year.
Other operating expense (income), net for the three months ended April 30, 2018 and 2017 was income of $12 million and $4 million, respectively. The increase was driven by an $8 million gain from a small divestiture. For the six months ended April 30, 2018 and 2017, other operating expense (income), net, was income of $15 million and $83 million, respectively. The other operating income for the six months ended April 30, 2017 was largely driven by a $68 million gain from a Japan pension settlement and an $8 million gain on a land sale.
Operating margin for the three months ended April 30, 2018 increased 5 percentage points when compared to the same period last year, primarily driven by the gains related to revenue volume, partially offset by increases in amortization of acquisition-related balances and people-related costs. Operating margin for the six months ended April 30, 2018 decreased 9 percentage points when compared to the same period last year, primarily driven by one-time gains in the six months ended April 31, 2017 from a Japan pension settlement and land sale and current-period increases in amortization of acquisition-related balances, acquisition and integration costs, and people-related costs, partially offset by gains related to revenue volume.
As of April 30, 2018, our headcount was approximately 12,800 as compared to approximately 12,300 at April 30, 2017.
Interest Expense
Interest expense for the three and six months ended April 30, 2018 was $21 million and $43 million, respectively, as compared to $24 million and $36 million for the comparable periods last year. The increase in interest expense for the six-month period is primarily due to interest expense and amortization of debt issuance costs on $700 million of senior notes issued in April 2017 and interest on borrowings under a senior unsecured term loan.
Income Taxes
The company’s effective tax rate was an expense of 22.5 percent and a benefit of 162.8 percent for the three and six months ended April 30, 2018, respectively. The income tax expense was $19 million and income tax benefit was $98 million for the three and six months ended April 30, 2018, respectively. The income tax expense for the three months ended April 30, 2018 included a net discrete expense of $11 million, and the income tax benefit for the six months ended April 30, 2018 included a net discrete benefit of $104 million, primarily due to $103 million discrete tax benefit resulting from changes in U.S. tax law. The increase in tax expense for the three months ended April 30, 2018 is primarily due to adjustments to the discrete impact recorded for the U.S. tax law change related to the one-time toll charge.
The company’s effective tax rate was a benefit of 126.1 percent and an expense of 9.0 percent for the three and six months ended April 30, 2017, respectively. Income tax benefit was $27 million and income tax expense was $16 million for the three and six months ended April 30, 2017, respectively. The income tax provision for the three and six months ended April 30, 2017 included a net discrete expense of $8 million and $31 million, respectively, including $22 million of tax resulting from the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The Singapore tax incentive is due for renewal in fiscal 2024.
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
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.

At April 30, 2018, our estimated annual effective tax rate is an expense of 7.9 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower rates, reserves for uncertain tax positions, the U.S. federal research and development tax credit, and the impact of permanent differences.
Segment Overview
Keysight has four reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group, Ixia Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. Ixia Solutions Group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers. The Services Solutions Group provides repair, calibration and consulting services, and remarkets used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
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
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)		(in millions)
Net revenue	$536	$424	$956	$858	27%	11%
The Communications Solutions Group revenue for the three and six months ended April 30, 2018 increased 27 percent and 11 percent, respectively, when compared to the same periods last year, primarily driven by overall business strength. For the three months ended April 30, 2018, revenue growth was driven by overall strength in the aerospace, defense and government and commercial communication markets combined with recovery from the northern California wildfires. For the six months ended April 30, 2018, growth in the revenue was driven by overall strength in the aerospace, defense and government and commercial communications market. Due to the strong response and execution of our teams, we have recovered from the shipment disruption issues related to the wildfires, and full recovery is expected in the second half of the year.
Revenue from the commercial communications market represented approximately 60 percent and 59 percent of the total Communications Solutions Group revenue for the three and six months ended April 30, 2018, respectively, and increased 26 percent and 11 percent year-over-year, respectively. For the three months ended April 30, 2018, revenue grew across all geographies. For the six months ended April 30, 2018, revenue growth in the Americas and Asia Pacific excluding Japan was partially offset by declines in Japan and Europe when compared to the same period last year. The commercial communications market revenue growth was primarily driven by growth in 5G-related investments across the wireless ecosystem, with strong demand in network access and steady investments in the network and data center markets, while 4G spending has softened.
Revenue from the aerospace, defense and government market represented approximately 40 percent and 41 percent of the total Communications Solutions Group revenue for the three and six months ended April 30, 2018, respectively, and increased 27 percent and 12 percent year-over-year, respectively. For the three months ended April 30, 2018, revenue grew across all geographies. For the six months ended April 30, 2018, revenue growth in the Americas, Europe and Japan was partially offset by decline in Asia Pacific excluding Japan. The aerospace, defense and government market revenue growth was driven by overall improvement in the global economy and higher global defense spending.

Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2018 versus the three and six months ended April 30, 2017.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Total gross margin	61.7%	61.3%	61.3%	60.9%	— ppts	— ppts
Operating margin	23.5%	17.6%	19.3%	17.1%	6 ppts	2 ppts

in millions
Research and development	$87	$73	$167	$149	19%	12%
Selling, general and administrative	$120	$114	$238	$231	5%	3%
Other operating expense (income), net	$(2)	$(2)	$(4)	$(4)	(4)%	(5)%
Income from operations	$126	$75	$185	$147	69%	26%
Gross margin for each of the three and six months ended April 30, 2018 was flat when compared to the same periods last year. For the three months ended April 30, 2018, gross margin gains from higher revenue volume were partially offset by an increase in variable people-related costs. For the six months ended April 30, 2018, gross margin gains from the higher revenue volume were partially offset by increase in variable people-related costs and unfavorable warranty and inventory charges.
Research and development expense for the three and six months ended April 30, 2018 increased 19 percent and 12 percent, respectively, compared to the same periods last year, primarily driven by an increase in people-related costs, continued investments in programs and infrastructure-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three and six months ended April 30, 2018 increased 5 percent and 3 percent, respectively, compared to the same periods last year, primarily driven by an increase in people-related costs and infrastructure-related costs.
Other operating expense (income) for each of the three months ended April 30, 2018 and 2017 was income of $2 million. Other operating expense (income) for each of the six months ended April 30, 2018 and 2017 was income of $4 million.
Income from Operations
Income from operations for the three and six months ended April 30, 2018 increased $51 million and $38 million, respectively, on a corresponding revenue increase of $112 million and $98 million, respectively, when compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2018 increased 6 percentage points and 2 percentage points, respectively, when compared to the same periods last year, driven by higher revenue volume partially offset by higher people-related costs and infrastructure-related costs.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)		(in millions)
Net revenue	$255	$220	$458	$412	16%	11%
The Electronic Industrial Solutions Group revenue for the three and six months ended April 30, 2018 increased 16 percent and 11 percent, respectively, when compared to the same periods last year, and grew 12 percent and 8 percent, respectively, excluding the impact of acquisitions. Revenue growth was driven by strong growth in the automotive and energy market and the general electronics measurement market, while the semiconductor measurement market was flat and grew slightly for the three and six months ended April 30, 2018, respectively. Strong revenue growth in Europe, the Americas and Japan was partially offset by a decline in Asia Pacific excluding Japan.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2018 versus the three and six months ended April 30, 2017.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Total gross margin	61.3%	61.8%	60.3%	60.9%	(1) ppts	(1) ppts
Operating margin	26.0%	26.1%	22.7%	24.0%	— ppts	(1) ppts

in millions
Research and development	$36	$31	$69	$59	17%	18%
Selling, general and administrative	$55	$49	$105	$95	12%	10%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	(1)%	(4)%
Income from operations	$67	$57	$104	$99	16%	5%
Gross margin for each of the three and six months ended April 30, 2018 declined 1 percentage point when compared to the same periods last year, primarily driven by unfavorable revenue mix and an increase in people-related costs.
Research and development expense for the three and six months ended April 30, 2018 increased 17 percent and 18 percent, respectively, compared to the same periods last year, primarily driven by an increase in people-related costs, inclusion of costs of an acquired business and continued investments in leading-edge technologies and key growth opportunities in our end markets. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three and six months ended April 30, 2018 increased 12 percent and 10 percent, respectively, compared to the same periods last year, primarily due to an increase in people-related costs, infrastructure-related costs and inclusion of costs of an acquired business.
Other operating expense (income) for each of the three months ended April 30, 2018 and 2017 was income of $1 million. Other operating expense (income) for each of the six months ended April 30, 2018 and 2017 was income of $2 million.
Income from Operations
Income from operations for the three and six months ended April 30, 2018 increased $10 million and $5 million, respectively, on a corresponding revenue increase of $35 million and $46 million, respectively, when compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2018 was flat and declined 1 percentage point, respectively, when compared to the same periods last year. The operating margin decline for the six months ended April 30, 2018 was primarily driven by unfavorable revenue mix, higher people-related costs and inclusion of costs of an acquired business, partially offset by gains from higher revenue volume.

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

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Total gross margin	75.8%	77.1%	75.7%	77.1%	—	—
Operating margin	(8.4)%	(12.9)%	5.1%	(12.9)%	—	—

in millions
Net revenue	$90	$12	$217	$12	—	—
Research and development	$30	$4	$55	$4	—	—
Selling, general and administrative	$46	$7	$98	$7	—	—
Income (loss) from operations	$(7)	$(2)	$11	$(2)	—	—
The Ixia Solutions Group operating results for the three and six months ended April 30, 2017 include activity for 13 days during the period, from the date of acquisition, April 18, 2017, through April 30, 2017.
For the three and six months ended April 30, 2018, revenue from the Ixia Solutions Group contributed 10 percentage points and 14 percentage points, respectively, to total Keysight revenue growth, and represented 9 percent and 12 percent, respectively, of total Keysight revenue.
During the second quarter of fiscal 2018, we completed an important phase of the Ixia integration, investing significant resources to upgrade their systems and processes for long-term value creation. This phase included the integration of our ERP, procurement, contract manufacturing, and trade and logistics activities to leverage Keysight’s scale. In addition, we consolidated sites to drive operational alignment and cost savings and absorbed many management and administrative functions for efficiency. These activities represented an enormous effort and stabilization took longer than expected, impacting the Ixia Solution Group's results for the three months ended April 30, 2018. Many of these integration issues are now resolved.
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
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)		(in millions)
Net revenue	$118	$102	$224	$202	15%	11%
The Services Solutions Group revenue for the three and six months ended April 30, 2018 increased 15 percent and 11 percent, respectively, when compared to the same periods last year, and grew 12 percent and 8 percent, respectively, excluding the impact of acquisitions. For the three months and six months ended April 30, 2018, the revenue increase was driven by strong growth in calibration services and sales of used equipment, combined with steady growth in repair services. Revenue growth in the Americas and Asia Pacific excluding Japan and Japan was partially offset by decline in Europe.

Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2018 versus the three and six months ended April 30, 2017.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Total gross margin	40.6%	40.9%	40.5%	40.2%	— ppts	— ppts
Operating margin	15.4%	16.2%	15.5%	15.3%	(1) ppt	— ppts

in millions
Research and development	$—	$1	$1	$1	—%	20%
Selling, general and administrative	$30	$26	$56	$51	17%	11%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(1)	(10)%	1%
Income from operations	$18	$17	$35	$31	9%	12%
Gross margin for the three months and six months ended April 30, 2018 was flat when compared to the same periods last year, as gains from higher revenue were offset by an increase in variable people-related costs.
Research and development expense for the three and six months ended April 30, 2018 was flat and increased 20 percent, respectively, compared to the same periods last year. For the six months ended April 30, 2018, the increase is primarily driven by investments in a new software application to enable enhanced service offerings.
Selling, general and administrative expense for the three and six months ended April 30, 2018 increased 17 percent and 11 percent, respectively, compared to the same periods last year primarily due to increases in infrastructure-related costs, people-related costs and investments in new tools.
Other operating expense (income) for each of the three months ended April 30, 2018 and 2017 was income of $1 million. Other operating expense (income) for the six months ended April 30, 2018 and 2017 was income of $2 million and $1 million, respectively.
Income from Operations
Income from operations for the three and six months ended April 30, 2018 increased $1 million and $4 million, respectively, on a corresponding revenue increase of $16 million and $22 million, respectively, when compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2018 decreased 1 percentage point and was flat, respectively, when compared to the same periods last year, driven by flat gross margin, higher people-related costs, higher infrastructure-related costs and investments in sales resources.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of April 30, 2018 consisted of cash and cash equivalents of $784 million as compared to $818 million as of October 31, 2017.
As of April 30, 2018, approximately $729 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under U.S. tax legislation that was enacted on December 22, 2017, certain earnings currently held outside of the U.S. are deemed to be repatriated to the U.S., with foreign cash balances generally subject to an effective U.S. tax rate of 15.5 percent and certain cumulative foreign earnings in excess of foreign cash balances subject to an effective U.S. tax rate of 8 percent. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit for a few locations which are unable to access internal funding.

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
Net cash provided by operating activities was $282 million for the six months ended April 30, 2018 compared to $164 million for the same period in 2017.

•
Net income was flat for the six months ended April 30, 2018 as compared to the same period last year. Non-cash adjustments declined $76 million due to a $224 million deduction for deferred tax benefits primarily related to changes in the U.S tax legislation, partially offset by an $84 million increase in depreciation and amortization expense, $68 million from a prior-period pension curtailment and settlement gain and $4 million from other miscellaneous non-cash activities.

•
The aggregate of accounts receivable, inventory and accounts payable used net operating cash of $29 million during the first six months of fiscal 2018 compared to cash used of $17 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable, deferred revenue and other assets and liabilities provided net operating cash of $213 million during the first six months of fiscal 2018 compared to cash used of $9 million in the comparable period last year. The difference is primarily due to an increase in income tax payable due to the impact of new U.S. tax legislation, higher variable compensation accruals and an increase in deferred revenue. For the six months ended April 30, 2018, we received insurance proceeds of $40 million for expenses associated with the northern California wildfires, which partially offset expenses of $63 million during the period. At April 30, 2018 our insurance receivable was $25 million for known losses for which insurance reimbursement is probable. In addition, in the six months ended April 30, 2018, we received insurance proceeds of $26 million for losses incurred in a 2016 warehouse fire in Singapore.

•
We did not contribute to our U.S. Defined Benefit Plans and U.S. Post-Retirement Benefit Plan during the six months ended April 30, 2018 and 2017. We contributed $16 million and $15 million to our Non-U.S. Defined Benefit Plans during the six months ended April 30, 2018, respectively. For the remainder of 2018, we are evaluating the potential tax benefits of contributing to our U.S. Defined Benefit Plans, and we expect to contribute $17 million to our non-U.S. Defined Benefit Plans.

Net Cash Used in Investing Activities
Net cash used in investing activities was $49 million for the six months ended April 30, 2018 as compared to $1,642 million for the same period last year. For the six months ended April 30, 2018, investments in property, plant and equipment were $58 million, which includes $9 million related to recovery from the northern California wildfires, compared to $33 million for the same period last year. We also received proceeds of $12 million from a small divestiture in the first half of fiscal 2018.
For the six months ended April 30, 2017, we paid $1,622 million, net of $72 million of cash acquired, for the acquisition of Ixia and related intangibles assets. We also received proceeds of $8 million from a land sale and $4 million from the sale of investments.
We anticipate total 2018 capital spending to be approximately $130 million, which is $58 million higher than capital spending in fiscal 2017. The 2018 plan provides $25 million to $35 million for fire-related recovery, which is expected to be covered by insurance, as well as additional investments for infrastructure improvements and equipment maintenance and upgrades for manufacturing and R&D.

Net Cash Used in Financing Activities
Cash flows related to financing activities primarily consist of cash flows associated with the issuance of common stock, proceeds from and repayments of borrowings, issuance of common stock under employee stock plans, payment of taxes related to net share settlement of equity awards, treasury stock repurchases and debt issuance cost.
In the six months ended April 30, 2018, we used $271 million for financing activities primarily for a $260 million repayment of term loan borrowings, $28 million for treasury stock purchases and $16 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $33 million from issuance of common stock under employee stock plans.
On March 6, 2018, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $350 million of the company’s common stock, replacing a previously approved 2016 program authorizing the purchase of up to $200 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.
For the six months ended April 30, 2017, net cash provided by financing activities was $1,677 million primarily due to proceeds received to fund the acquisition of Ixia, including $1,069 million from issuance of long-term debt, $170 million from short-term borrowings and $444 million from issuance of common stock under public offering.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the six months ended April 30, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of April 30, 2018, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2018.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the outstanding senior notes in the six months ended April 30, 2018 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provides for a three-year $400 million senior unsecured term loan that bears interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. On February 27, 2018, we fully repaid borrowings outstanding under the term loan of $260 million and terminated the term credit agreement.
Other
There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, to our contractual commitments (including non-cancellable operating leases) in the first six months of 2018.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. There were no material changes during the six months ended April 30, 2018 to this information reported in the company’s 2017 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During this period, a majority of Ixia Solutions Group's financial activity was integrated into the existing Keysight internal control structure.
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
        Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be canceled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, the markets we serve do not always experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our products and services. The broader semiconductor market is one of the drivers for our business, and therefore, a decrease in the semiconductor market could harm our business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

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
        Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including but not limited to:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	changes in a specific country's or region's political, economic or other conditions;

•	trade protection measures, sanctions, retaliatory actions, tariffs and other barriers, policies that favor domestic industries, and import or export licensing requirements or restrictions;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	volatile political environments or geopolitical turmoil, including regional conflicts, terrorism, and war.
        We centralize most of our accounting processes at two locations: India and Malaysia. These processes include general accounting, inventory cost accounting, accounts payable and accounts receivables functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results. Additionally, our suppliers, vendors, partners, and other entities with whom we do business may have strong ties to doing business in China and their ability to supply materials to us or otherwise work with us is strongly affected by their ability to do business in China. If the U.S.-China relationship deteriorates or results in retaliatory actions, tariffs and increased barriers, or policies that favor domestic industries, then our operations may be adversely affected due to such changes in the economic and political ecosystem in which our suppliers, vendors, partners, and other entities with whom we do business operate.
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

        In addition, although we price and pay for most of our products in U.S. Dollars, many of our products are priced in local currencies and a significant amount of certain types of expenses, such as payroll, utilities, tax and marketing expenses, are paid in local currencies. Our hedging programs are designed to reduce, but not entirely eliminate, within any given 12-month period, the impact of currency exchange rate movements, including those caused by currency controls, which could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond a 12-month period, our hedging strategy will not mitigate our exchange rate risk. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of these counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in the number of available counterparties, increasingly unfavorable terms or the failure of counterparties to perform under hedging contracts.
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
Singapore announced potential changes to its IP incentive programs in its 2017 budget. Such potential changes could result in a reduction in tax incentive benefits and an early termination of or changes to our existing Singapore incentive in 2021. Legislation implementing the changes to the Singapore IP incentive programs has not been finalized. It is unclear to what extent, if at all, such changes will impact our tax incentives or any specific conditions. We cannot guarantee that we will qualify for any new incentive regime or that such conditions will be satisfied.
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
        Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake or other natural disasters due to their locations. For example, our production facilities, headquarters and laboratories in California and our production facilities in Japan are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach our agreements, our reputation could be harmed and our business and operating results could be adversely affected. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decision with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.
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
Man-made problems such as cybersecurity attacks, computer viruses or terrorism may disrupt our operations and harm our business, reputation and operating results.
Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, and routine updates and modifications. We are routinely monitoring and developing our internal information technology systems to address these risks, but we may not be able to keep pace as new threats emerge. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition, and no assurance can be given that our efforts to reduce the risk of such attacks will be successful.
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
Our ability to realize the anticipated benefits of the acquisition of Ixia (the "Merger") will depend, to a large extent, on our ability to integrate our and Ixia’s businesses. The combination of two independent businesses is a complex, costly and time-

consuming process. As a result, we will be required to devote significant management attention and resources to integrating Ixia’s business practices and operations with our existing business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the Merger. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
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

Risks Related to the Separation from Agilent
We will be subject to continuing contingent liabilities of Agilent following the separation.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2018.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2018 through February 28, 2018	—	N/A	—	$138,515,618
March 1, 2018 through March 31, 2018	386,369	$51.74	386,369	$330,007,764
April 1, 2018 through April 30, 2018	386,983	$52.21	386,983	$309,804,046
Total	773,352	$51.98	773,352

(1)
On March 6, 2018, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $350 million of the company’s common stock, replacing a previously approved 2016 program authorizing the purchase of up to $200 million of the company’s common stock, and of which $139 million remained. Under the new program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

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

Dated:	June 5, 2018	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 5, 2018	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)