Form 10-Q
period 2018-07-31
Keysight Technologies, Inc.
filed 2018-08-31
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018
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
The number of shares of common stock outstanding at August 30, 2018 was 187,428,054.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net revenue:
Products	$842	$695	$2,356	$1,935
Services and other	162	137	475	376
Total net revenue	1,004	832	2,831	2,311
Costs and expenses:
Cost of products	359	349	1,063	876
Cost of services and other	80	72	233	207
Total costs	439	421	1,296	1,083
Research and development	151	132	453	359
Selling, general and administrative	289	286	877	755
Other operating expense (income), net	(3)	(3)	(18)	(86)
Total costs and expenses	876	836	2,608	2,111
Income (loss) from operations	128	(4)	223	200
Interest income	3	2	8	5
Interest expense	(20)	(22)	(63)	(58)
Other income (expense), net	2	(1)	5	2
Income (loss) before taxes	113	(25)	173	149
Provision (benefit) for income taxes	(8)	(7)	(106)	9
Net income (loss)	$121	$(18)	$279	$140

Net income (loss) per share:
Basic	$0.64	$(0.10)	$1.49	$0.78
Diluted	$0.63	$(0.10)	$1.46	$0.78

Weighted average shares used in computing net income (loss) per share:
Basic	188	186	187	178
Diluted	191	186	191	180

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net income (loss)	$121	$(18)	$279	$140
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of zero, $1, $1 and $1	(7)	—	(9)	4
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(1), zero, $(1) and $(1)	—	1	2	2
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $1, zero, $1 and $(1)	—	(1)	(3)	—
Foreign currency translation, net of tax benefit (expense) of zero	(29)	15	(1)	—
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, $6, $11 and $24	9	12	30	52
Change in net prior service credit, net of tax benefit of $2, $2, $5 and $6	(3)	(4)	(11)	(12)
Other comprehensive income (loss)	(30)	23	8	46
Total comprehensive income	$91	$5	$287	$186

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	July 31, 2018	October 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$742	$818
Accounts receivable, net	597	547
Inventory	609	588
Other current assets	234	224
Total current assets	2,182	2,177
Property, plant and equipment, net	549	530
Goodwill	1,888	1,882
Other intangible assets, net	702	855
Long-term investments	54	63
Long-term deferred tax assets	186	186
Other assets	285	240
Total assets	$5,846	$5,933
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10
Accounts payable	231	211
Employee compensation and benefits	213	217
Deferred revenue	333	291
Income and other taxes payable	45	28
Other accrued liabilities	78	62
Total current liabilities	900	819
Long-term debt	1,790	2,038
Retirement and post-retirement benefits	220	309
Long-term deferred revenue	122	101
Other long-term liabilities	201	356
Total liabilities	3,233	3,623
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 191 million shares at July 31, 2018 and 188 million shares at October 31, 2017 issued	2	2
Treasury stock at cost; 3.7 million shares at July 31, 2018 and 2.3 million shares at October 31, 2017	(142)	(62)
Additional paid-in-capital	1,876	1,786
Retained earnings	1,326	1,041
Accumulated other comprehensive loss	(449)	(457)
Total stockholders' equity	2,613	2,310
Total liabilities and equity	$5,846	$5,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net income	$279	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78	70
Amortization	155	83
Share-based compensation	48	44
Debt issuance expense	—	9
Deferred tax benefit	(227)	(43)
Excess and obsolete inventory-related charges	20	12
Gain on sale of assets and divestiture	(8)	(8)
Asset impairment	—	7
Pension curtailment and settlement gains	—	(68)
Other non-cash expenses, net	9	1
Changes in assets and liabilities:
Accounts receivable	(55)	14
Inventory	(43)	10
Accounts payable	13	(17)
Employee compensation and benefits	(2)	(33)
Deferred revenue	65	58
Income taxes payable	96	8
Retirement and post-retirement benefits	(116)	(10)
Other assets and liabilities	8	(12)
Net cash provided by operating activities	320	265

Cash flows from investing activities:
Investments in property, plant and equipment	(98)	(54)
Proceeds from sale of property, plant and equipment	—	8
Proceeds from sale of investments	—	42
Proceeds from divestiture	12	—
Acquisition of businesses and intangible assets, net of cash acquired	(11)	(1,642)
Net cash used in investing activities	(97)	(1,646)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	62	51
Proceeds from issuance of common stock under public offering	—	444
Payment of taxes related to net share settlement of equity awards	(18)	(12)
Proceeds from short-term borrowings	40	170
Proceeds from issuance of long-term debt	—	1,069
Payment of debt issuance costs	—	(16)
Repayment of debt and credit facility	(300)	(240)
Treasury stock repurchases	(80)	—
Net cash provided (used) by financing activities	(296)	1,466

Effect of exchange rate movements	(3)	5

Net increase (decrease) in cash and cash equivalents	(76)	90
Cash and cash equivalents at beginning of period	818	783
Cash and cash equivalents at end of period	$742	$873

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated balance sheet as of July 31, 2018 and October 31, 2017, condensed consolidated statement of comprehensive income for the three and nine months ended July 31, 2018 and 2017, condensed consolidated statement of operations for the three and nine months ended July 31, 2018 and 2017, and condensed consolidated statement of cash flows for the nine months ended July 31, 2018 and 2017.
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
Land Sale. On April 30, 2014 we entered into a binding contract to sell land in the United Kingdom ("U.K.") that resulted in the transfer of three separate land tracts in May 2014, November 2015 and November 2016 for £21 million. In the nine months ended July 31, 2017, we recognized a gain of $8 million on the sale of the land tracts in other operating expense (income).
Restricted Cash. As of both July 31, 2018 and October 31, 2017, restricted cash of approximately $2 million consisted of deposits held as collateral against bank guarantees and is classified within other assets in the condensed consolidated balance sheet.
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
ASU 2016-02, Leases. In February 2016, the FASB issued guidance that will require organizations that lease assets to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. We expect our leases designated as operating leases in Note 17 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 will be reported on the consolidated balance sheets upon adoption. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this guidance and related amendments on our consolidated financial statements.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits and deficiencies to be presented as operating activity in the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this guidance during the first quarter of 2018 and elected to recognize forfeitures as they occur. As a result, a $6 million cumulative-effect adjustment was recorded directly to retained earnings as of November 1, 2017, the beginning of the annual period of adoption, with a corresponding reduction to deferred tax liabilities. Additionally, we reported an income tax benefit of $4 million for the nine months ended July 31, 2018 due to recognition of excess tax benefits from share-based compensation.
We elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively to all periods presented, which resulted in the following change to our previously reported condensed consolidated statement of cash flows for the nine months ended July 31, 2017:

	Nine Months Ended July 31, 2017
	As Originally Reported	As Adjusted	Change
	(in millions)
Net cash provided by operating activities	$249	$265	$16
Net cash provided by financing activities	$1,482	$1,466	$(16)
ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued guidance that requires the service cost component of net periodic pension cost and net periodic postretirement benefit cost to be included in operating expenses (together with other employee compensation costs) and the other components of the cost to be presented in the statement of operations separately from the service cost component and outside of income from operations. The standard is effective for annual and interim periods beginning after December 31, 2017. Early adoption is permitted. We currently anticipate adopting the standard on November 1, 2018. See Note 12 herein and Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 for the amount of each component of net periodic pension and postretirement benefit costs we have reported historically. The amounts of net periodic pension and post-retirement benefit costs in these filings are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.

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
ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued guidance to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.
Other amendments to GAAP that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
3. ACQUISITIONS
For a description of the company’s acquisition activity for the year ended October 31, 2017 reference is made to Note 3, “Acquisitions” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
The following represents pro forma operating results as if Ixia had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2017. Pro forma results of operations for ScienLab have not been presented because the effects of the acquisition were not material to the company’s financial results.

Nine Months Ended
in millions, except per share amounts	July 31, 2017
Net revenue	$2,560
Net income	$143
Net income per share - Basic	$0.77
Net income per share - Diluted	$0.76
The unaudited pro forma financial information for the nine months ended July 31, 2017 combines the historical results of Keysight and Ixia for the nine months ended July 31, 2017, assuming that the companies were combined as of November 1, 2016 and include business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets, property plant and equipment, interest expense on the financing transactions used to fund the acquisition and acquisition-related transaction costs and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017.
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

The impact of share-based compensation on our results was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Cost of products and services	$2	$3	$9	$9
Research and development	2	1	8	7
Selling, general and administrative	10	9	31	28
Total share-based compensation expense	$14	$13	$48	$44
 At both July 31, 2018 and 2017, no share-based compensation was capitalized within inventory.
The following assumptions were used to estimate the fair value of LTP Program grants:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
LTP Program:
Volatility of Keysight shares	25%	26%	25%	27%
Volatility of selected index	14%	15%	14%	15%
Price-wise correlation with selected peers	57%	57%	57%	57%
Awards granted under the LTP Program are based on a variety of targets, such as total shareholder return (TSR) or financial metrics, such as operating margin, cost synergies and others. Awards based on TSR were valued using a Monte Carlo simulation model, and awards based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards for the three and nine months ended July 31, 2018 and 2017, respectively.
5.     INCOME TAXES
The company’s effective tax rate was a benefit of 7.0 percent and 61.3 percent for the three and nine months ended July 31, 2018, respectively. The income tax benefit was $8 million and $106 million for the three and nine months ended July 31, 2018, respectively. The income tax benefit for the three months ended July 31, 2018 included a net discrete benefit of $12 million primarily related to the release of tax reserves resulting from the settlement of the income tax audit for acquired entities. The income tax benefit for the nine months ended July 31, 2018 included a net discrete benefit of $116 million primarily due to $109 million discrete tax benefit resulting from changes in U.S. tax law.
The company’s effective tax rate was a benefit of 24.4 percent for the three months ended July 31, 2017 and an expense of 6.5 percent for the nine months ended July 31, 2017. The income tax benefit was $7 million for the three months ended July 31, 2017, and income tax expense was $9 million for the nine months ended July 31, 2017. The decrease in the total income tax expense for the three months ended July 31, 2017 is primarily due to the post-acquisition tax restructuring for integration of Ixia into our business model. The income tax provision for the three and nine months ended July 31, 2017 included a net discrete benefit of $33 million and $2 million, respectively. The increase in discrete benefit for the three months ended July 31, 2017 is primarily related to the post-acquisition tax restructuring for integration of Ixia into our business model. The net discrete benefit for the nine months ended July 31, 2017 is primarily related to the discrete benefit resulting from the post-acquisition tax restructuring for integration of Ixia into our business model, partially offset by the discrete expense related to an increase in the valuation allowance on certain state deferred tax assets, and the increase in discrete expense related to the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The Singapore tax incentive is due for renewal in fiscal 2024.Singapore announced potential changes to its IP incentive programs in its 2017 budget and has yet to finalize the new IP incentive regime. It is unclear to what extent, if at all, these changes will have on our Singapore tax incentives.

For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. During the third quarter of fiscal 2018, the Company closed the U.S. income tax audit for Ixia for tax years through 2014. For foreign entities, the tax years remain open, at most, back to the year 2007. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
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
Due to the complexities involved in accounting for the enactment of the Tax Act, the SEC staff has issued Staff Accounting Bulletin 118 (“SAB 118”) directing companies to consider the impact of the Tax Act as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. For the amounts which the company was able to reasonably estimate, the company has recognized a provisional discrete income tax benefit of approximately $103 million as of April 30, 2018. The discrete benefit was increased by $6 million for the three months ending July 31, 2018, resulting in a discrete income tax benefit of $109 million for the nine months ending July 31, 2018. The discrete benefit of $109 million is made up of a one-time reduction in net deferred tax liabilities and corresponding income tax benefit of approximately $304 million due to the re-measurement of U.S. income taxes recorded on the undistributed earnings of foreign subsidiaries that were not considered permanently reinvested. This was offset by approximately $190 million of income tax expense and corresponding long-term income tax payable due to the one-time toll charge. The company also estimated a one-time reduction in net deferred tax assets and corresponding income tax expense of approximately $5 million due to the re-measurement of the U.S. deferred tax assets at the lower 21 percent U.S. federal corporate income tax rate. The one-time transition tax is based in part on cash levels on various comparable measurement dates, one of which is our October 31, 2018 fiscal year end. As a result, the company’s estimation and calculation of the transition tax will change until the last measurement date occurs and as federal and state tax authorities provide further guidance.
We have not completed our accounting for the income tax effects of certain elements of the Tax Act, including the new GILTI tax. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act and whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended July 31, 2018.
We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. In accordance with SAB 118, the estimated discrete income tax benefit of $109 million represents our best estimate based on interpretation of the Tax Act. We are able to make reasonable estimates of the impact of the deemed repatriation transition tax, the remeasurement of the deferred tax liability recorded on the undistributed earnings of foreign subsidiaries that were not considered reinvested, and the reduction in the U.S. corporate income tax rate. The final impact of the Tax Act may differ from these estimates due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the U.S. Treasury, additional analysis of foreign earnings inherited from acquisitions, and changes to U.S. state conformance to the U.S. federal tax law change. In accordance with SAB 118, the estimated discrete income tax benefit of $109 million is considered provisional and any subsequent adjustment to these amounts will be recorded to tax expense in the quarter in which the analysis is complete, but no later than December 22, 2018.

6. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Numerator:
Net income (loss)	$121	$(18)	$279	$140
Denominator:
Basic weighted-average shares	188	186	187	178
Potential common shares— stock options and other employee stock plans	3	—	4	2
Diluted weighted-average shares	191	186	191	180

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method. In the period when we have a net loss, stock awards are excluded from our calculation of net income per share as their inclusion would have an anti-dilutive effect. For the three months ended July 31, 2017, we excluded approximately 6 million shares. We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended July 31, 2018 and for the nine months ended July 31, 2017, we excluded no options from the calculation of diluted earnings per share. In addition, we exclude stock options, ESPP shares, LTP Program and restricted stock awards, of which the combined exercise price and unamortized fair value collectively was greater than the average market price of our common stock because the effect would be anti-dilutive. For the three and nine months ended July 31, 2018, we excluded approximately 3,500 shares and 2,200 shares, respectively. For the nine months ended July 31, 2017, we excluded approximately 188,600 shares.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $22 million and $43 million for the nine months ended July 31, 2018 and 2017, respectively. Cash paid for interest was $41 million and $24 million for the nine months ended July 31, 2018 and 2017, respectively. For the nine months ended July 31, 2017, we also paid fees of $9 million in connection with a bridge loan facility that were amortized to interest expense and classified as financing activity. The following table summarizes our non-cash investing and financing activities that are not reflected in the condensed consolidated statement of cash flows:

	Nine months ended
	July 31,
	2018	2017
	(in millions)
Non-cash investing activities
Capital expenditures in accounts payable	$8	$(5)
Capital expenditures in other long-term liabilities	—	2
	$8	$(3)
8. INVENTORY

	July 31, 2018	October 31, 2017
	(in millions)
Finished goods	$276	$286
Purchased parts and fabricated assemblies	333	302
Total inventory	$609	$588
Inventory-related excess and obsolescence charges were $20 million, which includes $6 million due to divestiture-related activity, and $12 million for the nine months ended July 31, 2018 and July 31, 2017, respectively.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill balances and the movements for each of our reportable operating segments as of and for the nine months ended July 31, 2018 were as follows:

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total
	(in millions)
Goodwill as of October 31, 2017	$441	$240	$1,117	$84	$1,882
Foreign currency translation impact	1	—	—	—	1
Goodwill arising from acquisitions	—	—	—	6	6
Divestiture	—	(1)	—	—	(1)
Goodwill as of July 31, 2018	$442	$239	$1,117	$90	$1,888

Other intangible assets as of July 31, 2018 and October 31, 2017 consisted of the following:

	Other Intangible Assets as of July 31, 2018			Other Intangible Assets as of October 31, 2017
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$829	$370	$459	$808	$252	$556
Backlog	13	13	—	13	12	1
Trademark/Tradename	33	13	20	33	8	25
Customer relationships	304	90	214	304	61	243
Non-compete agreements	1	—	1	1	—	1
Total amortizable intangible assets	1,180	486	694	1,159	333	826
In-Process R&D	8	—	8	29	—	29
Total	$1,188	$486	$702	$1,188	$333	$855
During the nine months ended July 31, 2018, we recognized additions to goodwill of $6 million due to an acquisition and a $1 million reduction due to divestiture-related activity. During the nine months ended July 31, 2018, there was no foreign exchange translation impact to other intangible assets. During the nine months ended July 31, 2018, we transferred $21 million from in-process R&D to developed technology as projects were successfully completed. During the nine months ended July 31, 2017, we recorded an impairment charge of $7 million related to the cancellation of an in-process R&D project.
Amortization of other intangible assets was $51 million and $153 million for the three and nine months ended July 31, 2018, respectively. Amortization of other intangible assets was $52 million and $81 million for the three and nine months ended July 31, 2017, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $50 million for the remainder of 2018, $203 million for 2019, $196 million for 2020, $128 million for 2021, $52 million for 2022 and $65 million thereafter.
Our Ixia Solutions Group's revenue and earnings have not been consistent with originally projected results primarily as a result of our significant integration efforts. We have resolved the majority of these integration issues and expect our Ixia Solutions Group’s financial performance to recover. We performed an analysis based on information currently available, including, among other aspects, our current business condition, business plans, valuation considerations, and the timing of these factors. As a result of this analysis, we determined that no event-driven quantitative impairment analysis of goodwill was required at July 31, 2018.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2018 and October 31, 2017 were as follows:

	Fair Value Measurements at July 31, 2018				Fair Value Measurements at October 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$297	$297	$—	$—	$403	$403	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—	6	—	6	—
Long-term
Trading securities	13	13	—	—	13	13	—	—
Available-for-sale investments	24	24	—	—	34	34	—	—
Total assets measured at fair value	$340	$334	$6	$—	$456	$450	$6	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—	$1	$—	$1	$—
Long-term
Deferred compensation liability	13	—	13	—	13	—	13	—
Total liabilities measured at fair value	$15	$—	$15	$—	$14	$—	$14	$—

Our money market funds, trading securities, and available-for-sale investments are generally valued using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
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
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. Ineffectiveness in the three and nine months ended July 31, 2018 and 2017 was not significant.

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2018 was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2018.
There were 142 foreign exchange forward contracts open as of July 31, 2018 that were designated as cash flow hedges. There were 73 foreign exchange forward contracts as of July 31, 2018 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2018 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$12	$44
British Pound	—	(33)
Singapore Dollar	13	6
Malaysian Ringgit	73	3
Japanese Yen	(93)	(24)
Other currencies	(2)	8
Total	$3	$4
Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2018 and October 31, 2017 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2018	October 31, 2017	Balance Sheet Location	July 31, 2018	October 31, 2017
	(in millions)			(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$5	Other accrued liabilities	$1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	1	1
Total derivatives	$6	$6		$2	$1

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income	$1	$1	$3	$3
Gain (loss) reclassified from accumulated other comprehensive income into cost of products	$1	$1	$4	$(1)
Derivatives not designated as hedging instruments:
Gain recognized in other income (expense), net	$2	$3	$3	$5
The estimated amount of existing net gain at July 31, 2018 expected to be reclassified from accumulated other comprehensive income to cost of products within the next twelve months is $2 million.
12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2018 and 2017, our net pension and post-retirement benefit cost (benefit) were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended July 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$6	$6	$3	$5	$—	$—
Interest cost on benefit obligation	7	5	6	6	2	2
Expected return on plan assets	(10)	(8)	(21)	(18)	(3)	(3)
Amortization:
Net actuarial loss	3	4	6	8	4	6
Prior service credit	(1)	(2)	—	—	(4)	(4)
Net periodic benefit cost (benefit)	$5	$5	$(6)	$1	$(1)	$1

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended July 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$18	$17	$10	$13	$1	$—
Interest cost on benefit obligation	19	15	18	17	5	6
Expected return on plan assets	(28)	(25)	(65)	(55)	(10)	(9)
Amortization:
Net actuarial loss	9	11	19	25	12	17
Prior service credit	(5)	(5)	—	(1)	(11)	(12)
Settlement gain	—	—	—	(68)	—	—
Net periodic benefit cost (benefit)	$13	$13	$(18)	$(69)	$(3)	$2
We contributed $85 million to our U.S. Defined Benefit Plans during the three and nine months ended July 31, 2018 and did not contribute to our U.S. Defined Benefit Plans during the three and nine months ended July 31, 2017. We did not contribute to our U.S. Post-Retirement Benefit Plan during the three and nine months ended July 31, 2018 and 2017. We contributed $6 million and $22 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2018, respectively, and we contributed $9 million and $24 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2017, respectively.
For the remainder of 2018, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $9 million to our non-U.S. Defined Benefit Plans.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2018	2017
	(in millions)
Beginning balance	$45	$44
Accruals for warranties including change in estimate	28	24
Settlements made during the period	(26)	(23)
Ending balance	$47	$45

Accruals for warranties due within one year	$26	$24
Accruals for warranties due after one year	21	21
Ending balance	$47	$45
Commitments
During the nine months ended July 31, 2018, there were no material changes to the operating and capital lease commitments reported in the company’s 2017 Annual Report on Form 10-K.
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

14. DEBT
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the nine months ended July 31, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of July 31, 2018, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2018.
Long-Term Debt
The following table summarizes the components of our long-term debt:

	July 31, 2018	October 31, 2017
	(in millions)
2019 Senior Notes at 3.30% ($500 face amount less unamortized costs of $1 and $2)	$499	$498
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $3 and $4)	597	596
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $6 and $6)	694	694
Senior Unsecured Term loan	—	260
	1,790	2,048
Less: Current portion of long-term debt	—	10
Total	$1,790	$2,038
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2018 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
As of July 31, 2018 and October 31, 2017, we had $24 million and $26 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $17 million and $91 million as of July 31, 2018 and October 31, 2017, respectively.
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

For the nine months ended July 31, 2018, we repurchased 1,441,610 shares of common stock for $80 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2018 and 2017 were as follows:

	Unrealized gain on equity securities	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of April 30, 2018	$12	$(11)	$(447)	$27	$—	$(419)
Other comprehensive income (loss) before reclassifications	(7)	(29)	—	—	1	(35)
Amounts reclassified out of accumulated other comprehensive loss	—	—	13	(5)	(1)	7
Tax (expense) benefit	—	—	(4)	2	—	(2)
Other comprehensive income (loss)	(7)	(29)	9	(3)	—	(30)
As of July 31, 2018	$5	$(40)	$(438)	$24	$—	$(449)

As of October 31, 2017	$14	$(39)	$(468)	$35	$1	$(457)
Other comprehensive income (loss) before reclassifications	(10)	(1)	1	—	3	(7)
Amounts reclassified out of accumulated other comprehensive loss	—	—	40	(16)	(4)	20
Tax (expense) benefit	1	—	(11)	5	—	(5)
Other comprehensive income (loss)	(9)	(1)	30	(11)	(1)	8
As of July 31, 2018	$5	$(40)	$(438)	$24	$—	$(449)

As of April 30, 2017	$14	$(44)	$(606)	$42	$(1)	$(595)
Other comprehensive income (loss) before reclassifications	(1)	15	—	—	1	15
Amounts reclassified out of accumulated other comprehensive loss	—	—	18	(6)	(1)	11
Tax (expense) benefit	1	—	(6)	2	—	(3)
Other comprehensive income (loss)	—	15	12	(4)	—	23
As of July 31, 2017	$14	$(29)	$(594)	$38	$(1)	$(572)

As of October 31, 2016	$10	$(29)	$(646)	$50	$(3)	$(618)
Other comprehensive income (loss) before reclassifications	3	—	24	—	3	30
Amounts reclassified out of accumulated other comprehensive loss	—	—	52	(18)	1	35
Tax (expense) benefit	1	—	(24)	6	(2)	(19)
Other comprehensive income (loss)	4	—	52	(12)	2	46
As of July 31, 2017	$14	$(29)	$(594)	$38	$(1)	$(572)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2018 and 2017 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in Statement of Operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Unrealized gain (loss) on derivatives	$1	$1	$4	$(1)	Cost of products
	(1)	—	(1)	1	Provision for income taxes
	—	1	3	—	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(13)	(18)	(40)	(52)
Prior service credits	5	6	16	18
	(8)	(12)	(24)	(34)	Total before income tax
	2	4	6	10	Provision for income taxes
	(6)	(8)	(18)	(24)	Net of income tax

Total reclassifications for the period	$(6)	$(7)	$(15)	$(24)
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
Descriptions of our four reportable operating segments are as follows:
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense and government end markets. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics design and manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
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
The Services Solutions Group provides repair, calibration and consulting services, and resells used Keysight equipment. In addition to providing repair and calibration support for Keysight equipment, we also calibrate non-Keysight equipment. The group serves the same markets as Keysight’s Communications Solutions and Electronic Industrial Solutions Groups, providing industry-specific services to deliver complete Keysight solutions and help customers reduce their total cost of ownership for their design and test equipment.
A significant portion of the segments' expenses, other than the Ixia Solutions Group expenses, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently optimize resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Ixia Solutions Group will not be allocated these shared services and infrastructure charges for the current fiscal year.
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

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Three Months Ended July 31, 2018:
Total net revenue	$515	$258	$115	$116	$1,004
Amortization of acquisition-related balances	—	—	4	—	4
Total segment revenue	$515	$258	$119	$116	$1,008
Segment income from operations	$114	$74	$10	$17	$215
Three Months Ended July 31, 2017:
Total net revenue	$418	$218	$89	$107	$832
Amortization of acquisition-related balances	—	—	31	—	31
Total segment revenue	$418	$218	$120	$107	$863
Segment income from operations	$66	$55	$24	$19	$164

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Services Solutions Group	Total Segments
	(in millions)
Nine Months Ended July 31, 2018:
Total net revenue	$1,470	$716	$305	$340	$2,831
Amortization of acquisition-related balances	1	—	31	—	32
Total segment revenue	$1,471	$716	$336	$340	$2,863
Segment income from operations	$299	$178	$21	$52	$550
Nine Months Ended July 31, 2017:
Total net revenue	$1,275	$630	$97	$309	$2,311
Amortization of acquisition-related balances	1	—	35	—	36
Total segment revenue	$1,276	$630	$132	$309	$2,347
Segment income from operations	$213	$154	$22	$50	$439

The following table reconciles reportable operating segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Total reportable operating segments' income from operations	$215	$164	$550	$439
Share-based compensation expense	(14)	(13)	(48)	(44)
Restructuring and related costs	(3)	(3)	(16)	(6)
Amortization of acquisition-related balances	(56)	(134)	(210)	(170)
Acquisition and integration costs	(6)	(12)	(42)	(39)
Acquisition-related compensation expense	—	—	—	(28)
Separation and related costs	—	(4)	(2)	(18)
Pension curtailment and settlement gains	—	—	—	68
Northern California wildfire-related costs	—	—	(7)	—
Other	(8)	(2)	(2)	(2)
Income (loss) from operations, as reported	128	(4)	223	200
Interest income	3	2	8	5
Interest expense	(20)	(22)	(63)	(58)
Other income (expense), net	2	(1)	5	2
Income (loss) before taxes, as reported	$113	$(25)	$173	$149
There has been no material change in total assets by segment since October 31, 2017.

17.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and restoration efforts are largely complete, and we have fully re-occupied the site. Keysight is insured for the damage caused by the fire. Due to the strong response and execution of our teams, we have recovered from the shipment disruption issues related to the wildfires, and full recovery is expected by the end of the fiscal year.
For the three and nine months ended July 31, 2018, we recognized costs of zero and $7 million, respectively, net of estimated insurance recoveries of $21 million and $84 million, respectively. Expenses were primarily for cleaning and other direct costs related to recovery from this event.
A summary of the net charges in the consolidated statement of operations resulting from the impact of the fire is shown below:

	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2018
	(in millions)
Cost of products and services	$—	$5
Research and development	—	1
Selling, general and administrative	—	1
Total	$—	$7
As of July 31, 2018, we have received insurance proceeds of $60 million and have a receivable of $26 million for losses and expenses for which insurance reimbursement is probable. The receivable is included in other current assets in the condensed consolidated balance sheet. In addition, for the nine months ended July 31, 2018, we made investments in property, plant and equipment related to fire recovery of $18 million, which is expected to be covered by insurance. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that insurance recovery will range from $115 million to $130 million, which we believe will substantially cover our total fire-related losses, expenses and investments in property, plant and equipment in excess of our $10 million self-insured retention amount. There may be a difference in timing of costs incurred and the related insurance reimbursement.

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
Overview and Executive Summary
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company”), incorporated in Delaware on December 6, 2013, is a measurement company providing electronic design and test solutions to communications and electronics industries. We provide electronic design and test instrumentation systems and related software, software design tools, and related services that are used in the design, development, manufacture, installation, deployment, validation, optimization and secure operation of electronics systems. Related services include start-up assistance, instrument productivity, application services and instrument calibration and repair. We also offer customization, consulting and optimization services throughout the customer's product lifecycle.
We invest in product development to address the changing needs of the market and facilitate growth. We are investing in research and development to design measurement solutions that will satisfy the changing needs of our customers. These opportunities are being driven by evolving technology standards and the need for faster data rates and new form factors.
On April 18, 2017, we completed the acquisition of Ixia, which became our fourth reportable operating segment, the Ixia Solutions Group (“ISG”). The group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers. As a result, Keysight now has four segments, Communications Solutions Group, Electronic Industrial Solutions Group, Ixia Solutions Group and Services Solutions Group. Also, our global team of experts provides startup assistance, consulting, optimization and application support across all our end markets.
Three and nine months ended July 31, 2018 and 2017
Total orders for the three and nine months ended July 31, 2018 were $1,007 million and $2,958 million, respectively, an increase of 15 percent and 24 percent, respectively, when compared to the same periods last year, and an increase of 14 percent and 23 percent, respectively, excluding the impact of currency fluctuations. Orders associated with acquisitions, accounted for 2 percentage points and 11 percentage points of order growth for the three and nine months ended July 31, 2018, respectively, when compared to the same periods last year.
Net revenue for the three and nine months ended July 31, 2018 was $1,004 million and $2,831 million, respectively, an increase of 21 percent and 22 percent, respectively, when compared to the same periods last year, and an increase of 20 percent and 21 percent, respectively, excluding the impact of currency fluctuations. Revenue associated with acquisitions accounted for 1 percentage point and 9 percentage points of revenue growth for the three and nine months ended July 31, 2018, respectively, when compared to the same periods last year. The Communications Solutions Group led the revenue growth with overall strength across all markets, combined with strong growth in the Electronic Industrial Solutions Group and the Services Solutions Group.

Net income (loss) for the three and nine months ended July 31, 2018 was income of $121 million and $279 million, respectively, compared to a loss of $18 million and income of $140 million, respectively, for the corresponding periods last year. The increase in net income for the three months ended July 31, 2018 was driven by higher revenue volume and a decline in both amortization of acquisition-related balances and acquisition and integration costs, partially offset by increases in variable people-related costs. The increase in net income for the nine months ended July 31, 2018 was driven by higher revenue volume and a favorable impact from new U.S. tax legislation, partially offset by non-recurring gains from a Japan pension settlement and land sale in the nine months ended July 31, 2017 and increases in variable people-related costs and amortization of acquisition-related balances.
Impact of Northern California Wildfires
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. Our headquarters was under mandatory evacuation for more than three weeks, and while direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Cleaning and restoration efforts are largely complete, and we have fully re-occupied the site. Keysight is insured for the damage caused by the fire.
For the three and nine months ended July 31, 2018, we recognized expenses of zero and $7 million, respectively, net of $21 million and $84 million, respectively, of estimated insurance recoveries. Expenses were primarily for cleaning and other direct costs related to recovery from this event.
As of July 31, 2018, we have received insurance proceeds of $60 million and have a receivable of $26 million for losses and expenses for which insurance reimbursement is probable. The receivable is included in other current assets in the condensed consolidated balance sheet. In addition, for the nine months ended July 31, 2018, we made investments in property, plant and equipment related to fire recovery of $18 million, which is expected to be covered by insurance. In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. We currently estimate that insurance recovery will range from $115 million to $130 million, which we believe will substantially cover our total fire-related losses, expenses and investments in property, plant and equipment in excess of our $10 million self-insured retention amount. There may be a difference in timing of costs incurred and the related insurance reimbursement.
Outlook
Looking forward, we believe our investments in R&D combined with our completed acquisitions, which have expanded our technology portfolio and the size of our addressable market, position Keysight for growth. We remain focused on delivering value through differentiated solutions targeted at faster growing markets where customers are investing in next-generation digital and electronic technologies. Internally, we are continuously working to improve operational efficiency within, and across, all functions. While current macro-economic and geopolitical uncertainties exist related to trade, tariffs, monetary and fiscal policies, we expect our overall year-over-year sales growth to continue for the remainder of 2018.
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

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)
Orders	$1,007	$879	$2,958	$2,379	15%	24%
Net revenue:
Products	$842	$695	$2,356	$1,935	21%	22%
Services and other	162	137	475	376	18%	26%
Total net revenue	$1,004	$832	$2,831	$2,311	21%	22%

Orders
Total orders for the three and nine months ended July 31, 2018 were $1,007 million and $2,958 million, respectively, an increase of 15 percent and 24 percent, respectively, when compared to the same periods last year, and an increase of 14 percent and 23 percent, respectively, excluding the impact of currency fluctuations. Orders associated with acquisitions accounted for 2 percentage points and 11 percentage points of order growth for the three and nine months ended July 31, 2018, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2018, orders grew across all geographies.
Net Revenue
The following table provides the percent change in net revenue for the three and nine months ended July 31, 2018 by geographic region including and excluding the impact of currency changes as compared to the same period last year.

	Year over Year % Change
	Three Months Ended		Nine Months Ended
	July 31, 2018		July 31, 2018
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	22%	23%	32%	32%
Europe	34%	32%	30%	25%
Japan	(2)%	(4)%	6%	4%
Asia Pacific ex-Japan	18%	18%	13%	12%
Total net revenue	21%	20%	22%	21%
Net revenue for the three and nine months ended July 31, 2018 was $1,004 million and $2,831 million, respectively, an increase of 21 percent and 22 percent, respectively, when compared to the same periods last year, and an increase of 20 percent and 21 percent, respectively, excluding the impact of currency fluctuations. Revenue associated with acquisitions, accounted for 1 percentage point and 9 percentage points of revenue growth for the three and nine months ended July 31, 2018, respectively, when compared to the same periods last year.
Revenue from the Communications Solutions Group represented approximately 51 percent and 52 percent of total revenue for the three and nine months ended July 31, 2018, respectively, and increased 23 percent and 15 percent year-over-year, respectively. For the three and nine months ended July 31, 2018, the Communications Solutions Group's contribution to total revenue growth was an increase of 12 percentage points and 8 percentage points, respectively. Growth in the Americas, Asia Pacific excluding Japan and Europe was partially offset by decline in Japan. This growth was primarily driven by overall business strength, complemented by improvement in the global economy.
Revenue from the Electronic Industrial Solutions Group represented approximately 26 percent and 25 percent of total revenue for the three and nine months ended July 31, 2018, respectively, and grew 19 percent and 14 percent year-over-year, respectively. For the three and nine months ended July 31, 2018, the Electronic Industrial Solutions Group's contribution to total revenue growth was an increase of 5 percentage points and 4 percentages points, respectively, with growth across all geographies.
Revenue from the Ixia Solutions Group represented approximately 11 percent of total revenue for both the three and nine months ended July 31, 2018, respectively. For the three and nine months ended July 31, 2018, the Ixia Solutions Group's contribution to total revenue growth was 3 percentage points and 9 percentage points, respectively. The Ixia Solutions Group revenue for the nine months ended July 31, 2017 includes activity from the date of acquisition, April 18, 2017, through July 31, 2017. For the three months ended July 31, 2018, revenue growth in the Americas, Europe and Japan was partially offset by decline in Asia Pacific excluding Japan.
Revenue from the Services Solutions Group represented approximately 12 percent of total revenue and contributed 1 percentage point to the total revenue growth for both the three and nine months ended July 31, 2018. For the three months ended July 31, 2018, growth in the Americas, Asia Pacific excluding Japan, and Europe was partially offset by decline in Japan. For the nine months ended July 31, 2018, growth in the Americas and Asia Pacific excluding Japan was partially offset by declines in Europe and Japan.
Costs and Expenses

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
Total gross margin	56.2%	49.4%	54.2%	53.1%	7 ppts	1 ppt
Operating margin	12.8%	(0.5)%	7.9%	8.7%	13 ppts	(1) ppt

in millions
Research and development	$151	$132	$453	$359	14%	26%
Selling, general and administrative	$289	$286	$877	$755	1%	16%
Other operating expense (income), net	$(3)	$(3)	$(18)	$(86)	6%	(79)%

Gross margin increased 7 percentage points and 1 percentage point for the three and nine months ended July 31, 2018, respectively, compared to the same periods last year. For the three months ended July 31, 2018, gains related to revenue volume, favorable mix and decline in amortization of acquisition-related balances were partially offset by increases in variable people-related costs. For the nine months ended July 31, 2018, gross margin gains related to revenue volume and favorable mix were partially offset by increases in amortization of acquisition-related balances and variable people-related costs.
Research and development expense increased 14 percent for the three months ended July 31, 2018, compared to the same period last year primarily driven by an increase in variable and other people-related costs. Research and development expense increased 26 percent for the nine months ended July 31, 2018, compared to the same period last year, primarily driven by the addition of Ixia to the cost structure and an increase in variable people-related costs, partially offset by non-recurring acquisition-related compensation expense in the same period last year. As a percentage of revenue, research and development expense was 15 percent and 16 percent for the three and nine months ended July 31, 2018, respectively, as compared to 16 percent for each of the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses increased 1 percent for the three months ended July 31, 2018 compared to the same period last year, primarily driven by increases in variable compensation and other people-related costs and unfavorable foreign currency movements, partially offset by declines in amortization of acquisition-related balances and acquisition and integration costs. Selling, general and administrative expenses increased 16 percent for the nine months ended July 31, 2018 compared to the same period last year. The increase in selling, general and administrative expenses is primarily driven by the addition of Ixia to our cost structure, along with increases in variable people-related costs, restructuring costs, amortization of acquisition-related balances and an unfavorable impact of foreign currency movements, partially offset by non-recurring acquisition-related compensation expense in the same period last year and a decline in separation and related costs.
Other operating expense (income), net for each of the three months ended July 31, 2018 and 2017 was income of $3 million. For the nine months ended July 31, 2018 and 2017, other operating expense (income), net, was income of $18 million and $86 million, respectively. Other operating income for the nine months ended July 31, 2018 was driven by an $8 million gain from a small divestiture. Other operating income for the nine months ended July 31, 2017 was largely driven by a $68 million gain from a Japan pension settlement and an $8 million gain on sale of land.
Operating margin for the three months ended July 31, 2018 increased 13 percentage points when compared to the same period last year, primarily driven by gains related to revenue volume and favorable mix, declines in amortization of acquisition-related balances, non-recurring acquisition-related compensation expense, and separation and related costs, partially offset by increases in variable people-related costs. Operating margin for the nine months ended July 31, 2018 decreased 1 percentage point when compared to the same period last year, primarily driven by non-recurring gains in the nine months ended July 31, 2017 from a Japan pension settlement and land sale and current-period increases in variable people-related costs, restructuring costs and amortization of acquisition-related balances, partially offset by gains related to revenue volume.
As of July 31, 2018, our headcount was approximately 12,900 as compared to approximately 12,300 at July 31, 2017.
Interest Expense
Interest expense for the three and nine months ended July 31, 2018 was $20 million and $63 million, respectively, as compared to $22 million and $58 million for the comparable periods last year.
Income Taxes
The company’s effective tax rate was a benefit of 7.0 percent and 61.3 percent for the three and nine months ended July 31, 2018, respectively. The income tax benefit was $8 million and $106 million for the three and nine months ended July 31, 2018, respectively. The income tax benefit for the three months ended July 31, 2018 included a net discrete benefit of $12 million primarily related to the release of tax reserves resulting from the settlement of the income tax audit for acquired entities. The income tax benefit for the nine months ended July 31, 2018 included a net discrete benefit of $116 million primarily due to $109 million discrete tax benefit resulting from changes in U.S. tax law.
The company’s effective tax rate was a benefit of 24.4 percent for the three months ended July 31, 2017 and an expense of 6.5 percent for the nine months ended July 31, 2017. The income tax benefit was $7 million for the three months ended July 31, 2017, and income tax expense was $9 million for the nine months ended July 31, 2017. The decrease in the total income tax expense for the three months ended July 31, 2017 is primarily due to the post-acquisition tax restructuring for integration of Ixia into our business model. The income tax provision for the three and nine months ended July 31, 2017 included a net discrete benefit of $33 million and $2 million, respectively. The increase in discrete benefit for the three months ended July 31, 2017 is primarily related to the post-acquisition tax restructuring for integration of Ixia into our business model. The net discrete benefit for the nine months ended July 31, 2017 is primarily related to the discrete benefit resulting from the post-acquisition tax restructuring for integration of Ixia into our business model, partially offset by the discrete expense related to an increase in the valuation allowance on certain state deferred tax assets, and the increase in discrete expense related to the transfer of a portion of the Japanese Employees’ Pension Fund (see Note 12).
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The Singapore tax incentive is due for renewal in fiscal 2024. Singapore announced potential changes to its IP incentive programs in its 2017 budget and has yet to finalize the new IP incentive regime. It is unclear to what extent, if at all, these changes will have on our Singapore tax incentives.
For the majority of our entities, the open tax years for the IRS, state and most foreign audit authorities are from August 1, 2014 through the current tax year. During the third quarter of fiscal 2018, the Company closed the U.S. income tax audit for Ixia for tax years through 2014. For foreign entities, the tax years remain open, at most, back to the year 2007. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our spin-off from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the Special Commissioners of Income Tax in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
At July 31, 2018, our estimated annual effective tax rate for fiscal 2018 is an expense of 5.3 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower rates, reserves for uncertain tax positions, the U.S. federal research and development tax credit, and the impact of permanent differences.
Segment Overview
Keysight has four reportable operating segments: Communications Solutions Group, Electronic Industrial Solutions Group, Ixia Solutions Group and Services Solutions Group. The Communications Solutions Group serves customers spanning the worldwide commercial communications end market, which includes internet infrastructure, and the aerospace, defense and government end market. The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets. Ixia Solutions Group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers. The Services Solutions Group provides repair, calibration and consulting services, and resells used Keysight equipment. In addition, our global team of experts provides startup assistance, consulting, optimization and application support across all of our end markets.
The profitability of each segment is measured after excluding, among other things, charges related to the amortization of acquisition-related balances, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share-based compensation, separation and related costs, interest income and interest expense.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense and government end markets. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)		(in millions)
Net revenue	$515	$418	$1,471	$1,276	23%	15%
The Communications Solutions Group revenue for the three and nine months ended July 31, 2018 increased 23 percent and 15 percent, respectively, when compared to the same periods last year. This growth was, primarily driven by an overall strength in demand for our differentiated solutions in the commercial communications and aerospace, defense and government markets, complemented by improvement in the global economy.
Revenue from the commercial communications market represented approximately 61 percent and 60 percent of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2018, respectively, and increased 23 percent and 15 percent year-over-year, respectively. For the three months ended July 31, 2018, revenue growth in the Americas, Asia Pacific excluding Japan and Europe was partially offset by decline in Japan. For the nine months ended July 31, 2018, revenue growth in the Asia Pacific excluding Japan, the Americas and Europe was partially offset by decline in Japan when compared to the same period last year. The commercial communications market revenue growth was primarily driven by growth in our 5G-related solutions across the wireless ecosystem, with strong demand for network access applications and steady investments in the network and data center markets.

Revenue from the aerospace, defense and government market represented approximately 39 percent and 40 percent of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2018, respectively, and increased 22 percent and 15 percent year-over-year, respectively. For the three months ended July 31, 2018, revenue grew across all geographies driven by strong growth in Europe and the Americas. For the nine months ended July 31, 2018, revenue growth in the Americas, Europe and Japan was partially offset by decline in Asia Pacific excluding Japan. Our aerospace, defense and government market revenue growth was driven by higher global defense spending and overall improvement in the global economy.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2018 versus the three and nine months ended July 31, 2017.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
Total gross margin	61.7%	61.2%	61.4%	61.0%	1 ppt	— ppt
Operating margin	22.2%	15.7%	20.3%	16.7%	7 ppts	4 ppts

in millions
Research and development	$81	$75	$248	$224	8%	11%
Selling, general and administrative	$124	$116	$362	$347	6%	4%
Other operating expense (income), net	$(2)	$(1)	$(6)	$(5)	33%	6%
Income from operations	$114	$66	$299	$213	74%	41%
Gross margin for three and nine months ended July 31, 2018 increased 1 percentage point and was flat when compared to the same periods last year. For the three months ended July 31, 2018, gross margin gains from higher revenue volume were partially offset by an increase in variable people-related costs. For the nine months ended July 31, 2018, gross margin gains from the higher revenue volume were offset by an increase in variable people-related costs and unfavorable warranty.
Research and development expense for the three and nine months ended July 31, 2018 increased 8 percent and 11 percent, respectively, compared to the same periods last year, primarily driven by an increase in variable people-related costs, continued investments in programs and infrastructure-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three and nine months ended July 31, 2018 increased 6 percent and 4 percent, respectively, compared to the same periods last year, primarily driven by an increase in infrastructure-related costs and variable people-related costs.
Other operating expense (income) for the three months ended July 31, 2018 and 2017 was income of $2 million and $1 million, respectively. Other operating expense (income) for the nine months ended July 31, 2018 and 2017 was income of $6 million and $5 million, respectively.
Income from Operations
Income from operations for the three and nine months ended July 31, 2018 increased $48 million and $86 million, respectively, on a corresponding revenue increase of $97 million and $195 million, respectively, when compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2018 increased 7 percentage points and 4 percentage points, respectively, when compared to the same periods last year, driven by higher revenue volume partially offset by higher variable people-related costs and infrastructure-related costs.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics design and manufacturing. The group provides electronic design and test software, instruments, and systems used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)		(in millions)
Net revenue	$258	$218	$716	$630	19%	14%
The Electronic Industrial Solutions Group revenue for the three and nine months ended July 31, 2018 increased 19 percent and 14 percent, respectively, when compared to the same periods last year, and grew 15 percent and 10 percent, respectively, excluding the impact of acquisitions. Revenue growth for Electronic Industrial Solutions Group was led by strong growth for our solutions in the automotive and energy market, the general electronics measurement market and the semiconductor measurement market, with growth across all geographies.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2018 versus the three and nine months ended July 31, 2017.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
Total gross margin	63.1%	61.1%	61.3%	61.0%	2 ppts	— ppt
Operating margin	28.5%	25.3%	24.8%	24.5%	3 ppts	— ppt

in millions
Research and development	$36	$30	$105	$89	19%	18%
Selling, general and administrative	$55	$49	$160	$144	12%	11%
Other operating expense (income), net	$(1)	$(1)	$(3)	$(3)	6%	(1)%
Income from operations	$74	$55	$178	$154	33%	15%
Gross margin for the three and nine months ended July 31, 2018 increased 2 percentage points and was flat when compared to the same periods last year. For the three months ended July 31, 2018, the increase was primarily driven by higher revenue volume and favorable mix, partially offset by higher variable people-related costs. For the nine months ending July 31, 2018, gains from favorable revenue growth were partially offset by unfavorable mix and an increase in variable people-related costs.
Research and development expense for the three and nine months ended July 31, 2018 increased 19 percent and 18 percent, respectively, compared to the same periods last year, primarily driven by an increase in people-related costs, inclusion of costs of an acquired business and continued investments in leading-edge technologies and key growth opportunities in our end markets. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three and nine months ended July 31, 2018 increased 12 percent and 11 percent, respectively, compared to the same periods last year, primarily due to an increase in infrastructure-related costs, inclusion of costs of an acquired business and variable people-related costs.
Other operating expense (income) for each of the three months ended July 31, 2018 and 2017 was income of $1 million. Other operating expense (income) for each of the nine months ended July 31, 2018 and 2017 was income of $3 million.
Income from Operations
Income from operations for the three and nine months ended July 31, 2018 increased $19 million and $24 million, respectively, on a corresponding revenue increase of $40 million and $86 million, respectively, when compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2018 increased 3 percentage points and was flat, respectively, when compared to the same periods last year. For the three months ended July 31, 2018, operating margin growth was driven by higher gross margins. For the nine months ending July 31, 2018, operating margin was flat due to gains from higher revenue volume being offset by unfavorable revenue mix, higher people-related costs and inclusion of costs of an acquired business.

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
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)		(in millions)
Net revenue	$119	$120	$336	$132	(1)%	154%
The Ixia Solutions Group revenue for the three months ended July 31, 2018 decreased 1 percent, when compared to the same period last year, primarily driven by decline in visibility solutions partially offset by growth in network test solutions. Revenue decline in Asia Pacific excluding Japan was partially offset by growth in Europe and Japan, while revenue from the Americas was flat. The Ixia Solutions Group operating results for the nine months ended July 31, 2018 are not comparable with the same period last year, which only includes activity from the date of acquisition, April 18, 2017, through July 31, 2017.
Gross Margin and Operating Margin
The following table shows the Ixia Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2018 versus the three and nine months ended July 31, 2017.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
Total gross margin	75.6%	77.0%	75.7%	77.0%	(1) ppt	(1) ppt
Operating margin	8.1%	19.9%	6.1%	16.8%	(11) ppts	(11) ppts

in millions
Research and development	$31	$21	$86	$25	45%	—
Selling, general and administrative	$49	$47	$147	$54	5%	—
Income from operations	$10	$24	$21	$22	(59)%	—
The Ixia Solutions Group operating results for the nine months ended July 31, 2017 includes activity from the date of acquisition, April 18, 2017, through July 31, 2017.
Gross margin for the three months ended July 31, 2018 decreased 1 percentage point when compared to the same period last year, primarily due to an increase in variable people-related costs combined with a slight decline in revenue.
Research and development expense for the three months ended July 31, 2018 increased 45 percent compared to the same period last year, primarily driven by an increase in variable and other people-related costs.
Selling, general and administrative expense for the three months ended July 31, 2018 increased 5 percent compared to the same period last year primarily due to higher variable and other people-related costs, partially offset by synergy savings from the integration.
Income from Operations
Income from operations for the three months ended July 31, 2018 decreased $14 million on a corresponding revenue decline of $1 million when compared to the same period last year.
Operating margin for the three months ended July 31, 2018 decreased 11 percentage points when compared to the same period last year, driven by a decline in revenue and higher variable people-related cost.

Services Solutions Group
The Services Solutions Group provides repair, calibration and consulting services, and resells used Keysight equipment. In addition to providing repair and calibration support for Keysight equipment, we also calibrate non-Keysight equipment. The group serves the same markets as Keysight’s Communications Solutions and Electronic Industrial Solutions Groups, providing industry-specific services to deliver complete Keysight solutions and help customers reduce their total cost of ownership for their design and test equipment. This segment was formerly reported as the company’s Customer Support and Services segment.
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)		(in millions)
Net revenue	$116	$107	$340	$309	9%	10%
The Services Solutions Group revenue for the three and nine months ended July 31, 2018 increased 9 percent and 10 percent, respectively, when compared to the same periods last year, and grew 8 percent and 8 percent, respectively, excluding the impact of acquisitions. The revenue increase was driven by strong growth in both calibration and repair services as well as sales of used equipment. For the three months ended July 31, 2018, revenue growth in the Americas and Asia Pacific excluding Japan and Europe was partially offset by decline in Japan. For the nine months ended July 31, 2018, revenue growth in the Americas and Asia Pacific excluding Japan was partially offset by declines in Europe and Japan.
Gross Margin and Operating Margin
The following table shows the Services Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2018 versus the three and nine months ended July 31, 2017.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
Total gross margin	40.1%	41.8%	40.3%	40.7%	(2) ppts	— ppt
Operating margin	15.0%	18.1%	15.3%	16.3%	(3) ppts	(1) ppt

in millions
Research and development	$1	$—	$2	$1	75%	37%
Selling, general and administrative	$29	$25	$85	$76	14%	12%
Other operating expense (income), net	$—	$(1)	$(2)	$(2)	(23)%	(6)%
Income from operations	$17	$19	$52	$50	(9)%	4%
Gross margin for the three months and nine months ended July 31, 2018 declined 2 percentage points and was flat, respectively, when compared to the same periods last year, as increases in variable and other people-related costs, depreciation and amortization and warranty expenses were offset by gains from higher revenue.
Research and development expense for the three and nine months ended July 31, 2018 primarily relates to investments in a new software application to enable enhanced service offerings.
Selling, general and administrative expense for the three and nine months ended July 31, 2018 increased 14 percent and 12 percent, respectively, compared to the same periods last year primarily due to increases in infrastructure-related costs, investments in new tools and people-related costs.
Other operating expense (income) for the three     months ended July 31, 2018 and 2017 was zero and an income of $1 million, respectively. Other operating expense (income) for each of the nine months ended July 31, 2018 and 2017 was income of $2 million.

Income from Operations
Income from operations for the three and nine months ended July 31, 2018 decreased $2 million and increased $2 million, respectively, on a corresponding revenue increase of $9 million and $31 million, respectively, when compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2018 decreased 3 percentage points and 1 percentage point, respectively, when compared to the same periods last year, driven by lower to flat gross margin, investments in new tools, higher infrastructure-related costs and higher people-related costs.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of July 31, 2018 consisted of cash and cash equivalents of $742 million as compared to $818 million as of October 31, 2017.
As of July 31, 2018, approximately $638 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. Under U.S. tax legislation that was enacted on December 22, 2017, certain earnings currently held outside of the U.S. are deemed to be repatriated to the U.S., with foreign cash balances generally subject to an effective U.S. tax rate of 15.5 percent and certain cumulative foreign earnings in excess of foreign cash balances subject to an effective U.S. tax rate of 8 percent. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs, in addition to temporary local overdraft and short-term working capital lines of credit for a few locations which are unable to access internal funding.
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
Net cash provided by operating activities was $320 million for the nine months ended July 31, 2018 compared to $265 million for the same period in 2017.

•
Net income for the nine months ended July 31, 2018 increased by $139 million as compared to the same period last year. Non-cash adjustments declined $32 million due to a $184 million reduction in the adjustment for deferred tax benefits primarily related to changes in the U.S tax legislation, partially offset by a $72 million increase in amortization expense, a $68 million increase from a prior-period pension curtailment and settlement gain, an $8 million increase in depreciation expense and $4 million from other miscellaneous non-cash activities.

•
The aggregate of accounts receivable, inventory and accounts payable used net operating cash of $85 million during the first nine months of fiscal 2018 compared to cash provided of $7 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period. Additionally, amortization related to the fair value adjustment to inventory declined $24 million for the nine months ended July 31, 2018 as compared to the same period last year.

•
The aggregate of employee compensation and benefits, income tax payable, deferred revenue and other assets and liabilities provided net operating cash of $167 million during the first nine months of fiscal 2018 compared to cash provided of $21 million in the comparable period last year. The difference is primarily due to an increase in the U.S. federal income tax payable due to the impact of new U.S. tax legislation, higher variable compensation accruals and an increase in deferred revenue. For the nine months ended July 31, 2018, we received insurance proceeds of $60 million for expenses associated with the northern California wildfires, which partially offset expenses of $91 million during the period. At July 31, 2018 our insurance receivable was $26 million for known losses for which insurance reimbursement is probable. In addition, in the nine months ended July 31, 2018, we received insurance proceeds of $26 million for losses incurred in a 2016 warehouse fire in Singapore.

•
We made an accelerated contribution of $85 million to our U.S. Defined Benefit Plans for the nine months ended July 31, 2018, in order to secure tax deductibility at the current corporate rate prior to the new tax legislation taking effect, as compared to no contribution for the same period last year. We did not contribute to our U.S. Post-Retirement Benefit Plan during the nine months ended July 31, 2018 and 2017. We contributed $22 million and $24 million to our Non-U.S. Defined Benefit Plans during the nine months ended July 31, 2018 and 2017, respectively. For the remainder of 2018, we do not expect to contribute to our U.S. Defined Benefit Plans and we expect to contribute $9 million to our non-U.S. Defined Benefit Plans.

Net Cash Used in Investing Activities
Net cash used in investing activities was $97 million for the nine months ended July 31, 2018 as compared to $1,646 million for the same period last year. For the nine months ended July 31, 2018, investments in property, plant and equipment were $98 million, which includes $18 million related to recovery from the northern California wildfires, compared to $54 million for the same period last year. For the nine months ended July 31, 2018, we paid $11 million for acquisitions and also received proceeds of $12 million from a small divestiture.
For the nine months ended July 31, 2017, we paid $1,622 million, net of $72 million of cash acquired, for the acquisition of Ixia and related intangibles assets and $20 million, net for other acquisitions. We also received proceeds of $8 million from a land sale and $42 million from the sale of investments.
We anticipate total 2018 capital spending to be approximately $140 million, which is $68 million higher than capital spending in fiscal 2017. The 2018 plan provides $35 million to $40 million for fire-related recovery, which is expected to be covered by insurance, as well as additional investments for infrastructure improvements and equipment maintenance and upgrades for manufacturing and R&D.
Net Cash Used in Financing Activities
Cash flows related to financing activities primarily consist of cash flows associated with the issuance of common stock, proceeds from and repayments of borrowings, issuance of common stock under employee stock plans, payment of taxes related to net share settlement of equity awards, treasury stock repurchases and debt issuance cost.
In the nine months ended July 31, 2018, we used $296 million for financing activities primarily for a $260 million repayment of term loan borrowings, $80 million for treasury stock purchases and $18 million of tax payments related to net share settlement of equity awards, partially offset by proceeds of $62 million from issuance of common stock under employee stock plans.
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
For the nine months ended July 31, 2017, net cash provided by financing activities was $1,466 million primarily due to proceeds received to fund the acquisition of Ixia, including $1,069 million from issuance of long-term debt, $170 million from short-term borrowings and $444 million from issuance of common stock under public offering.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the nine months ended July 31, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of July 31, 2018, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2018.

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
Other
There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, to our contractual commitments (including non-cancellable operating leases) in the first nine months of 2018.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. There were no material changes during the nine months ended July 31, 2018 to this information reported in the company’s 2017 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During this period, a majority of Ixia Solutions Group's financial activity was integrated into the existing Keysight internal control structure.
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
        In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. Further, such transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including but not limited to:

•	the achievement of anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired company;

•	the compatibility of our infrastructure, operations, policies and organizations with those of the acquired company;

•	the retention of key employees and/or customers;

•	the management of facilities and employees in different geographic areas; and

•	the management of relationships with our strategic partners, suppliers, and customer base; and
If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted. Additionally, we may record significant goodwill and other assets as a result of acquisitions or investments, and we may be required to incur impairment charges, which could adversely affect our consolidated financial position and results of operations.
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
If tax laws or incentives change or cease to be in effect, our income taxes could increase significantly.
       We are subject to federal, state, and local taxes in the United States and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, regulations, principles, and interpretations in the United States and in other jurisdictions where we conduct business. With the rise of economic and political policies that favor domestic interests, it is possible that countries will enact tax laws that either increase the tax rates, or reduce or change the tax incentives available to international companies like ours. Upon a change in tax laws in any territory where we conduct significant business, such as the

U.S., the European Union, or Singapore, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.
We currently benefit from tax incentives extended to certain of our foreign subsidiaries to encourage investment or employment, the most significant of which being Singapore. The Singapore tax incentives require that specific conditions be satisfied, which include achieving thresholds of employment, ownership of certain assets, as well as specific types of investment activities within Singapore. Based on the current tax environment, we believe that we will satisfy such conditions in the future as needed, but cannot guarantee that the tax environment will not change or that such conditions will continue to be satisfied. Our Singapore tax incentives are due for renewal in fiscal 2024, but we cannot guarantee that Singapore will not revoke the tax incentive earlier. Our taxes could increase if the existing Singapore incentives are not renewed upon revocation or expiration.
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
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and our results of operations. In addition, even if the operations of our business and Ixia’s business are integrated successfully, we may not realize the full benefits of the Merger, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. Additionally, we may record significant goodwill and other assets as a result of acquisitions or investments, and we may be required to incur impairment charges, which could adversely affect our consolidated financial position and results of operations. All of these factors could decrease or delay the expected accretive effect of the Merger and negatively impact us. As a result, we cannot be certain that the combination of our and Ixia’s businesses will result in the realization of the full benefits anticipated from the Merger.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2018.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2018 through May 31, 2018	—	—	—	309,804,046
June 1, 2018 through June 30, 2018	668,258	59.79	668,258	269,846,917
July 1, 2018 through July 31, 2018	—	—	—	269,846,917
Total	668,258		668,258

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

Dated:	August 31, 2018	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 31, 2018	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)