Form 10-Q
period 2019-01-31
Keysight Technologies, Inc.
filed 2019-03-05
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019
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

Registrant’s telephone number, including area code: (800) 829-4444
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the exchange act.

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
The number of shares of common stock outstanding at March 1, 2019 was 187,988,723.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
Net revenue:
Products	$837	$684
Services and other	169	153
Total net revenue	1,006	837
Costs and expenses:
Cost of products	347	339
Cost of services and other	81	73
Total costs	428	412
Research and development	173	150
Selling, general and administrative	288	295
Other operating expense (income), net	(4)	(3)
Total costs and expenses	885	854
Income (loss) from operations	121	(17)
Interest income	4	3
Interest expense	(20)	(22)
Other income (expense), net	15	13
Income (loss) before taxes	120	(23)
Provision (benefit) for income taxes	6	(117)
Net income	$114	$94

Net income per share:
Basic	$0.61	$0.50
Diluted	$0.60	$0.50

Weighted average shares used in computing net income per share:
Basic	187	187
Diluted	190	189

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
Net income	$114	$94
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of zero	—	(2)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero	(2)	2
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	1	(2)
Foreign currency translation, net of tax benefit (expense) of zero	30	41
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3	13	10
Change in net prior service credit, net of tax benefit of $1	(3)	(4)
Other comprehensive income (loss)	39	45
Total comprehensive income	$153	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	January 31, 2019	October 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,098	$913
Accounts receivable, net	580	624
Inventory	641	619
Other current assets	225	222
Total current assets	2,544	2,378
Property, plant and equipment, net	558	555
Goodwill	1,181	1,171
Other intangible assets, net	594	645
Long-term investments	52	46
Long-term deferred tax assets	741	750
Other assets	308	279
Total assets	$5,978	$5,824
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$499	$499
Accounts payable	222	242
Employee compensation and benefits	210	276
Deferred revenue	317	334
Income and other taxes payable	56	42
Other accrued liabilities	96	69
Total current liabilities	1,400	1,462
Long-term debt	1,291	1,291
Retirement and post-retirement benefits	219	224
Long-term deferred revenue	126	127
Other long-term liabilities	284	287
Total liabilities	3,320	3,391
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 193 million shares at January 31, 2019 and 191 million shares at October 31, 2018 issued	2	2
Treasury stock at cost; 5.1 million shares at January 31, 2019 and 4.4 million shares at October 31, 2018	(222)	(182)
Additional paid-in-capital	1,925	1,889
Retained earnings	1,402	1,212
Accumulated other comprehensive loss	(449)	(488)
Total stockholders' equity	2,658	2,433
Total liabilities and equity	$5,978	$5,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net income	$114	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24	26
Amortization	52	52
Share-based compensation	27	19
Deferred tax benefit	(12)	(235)
Excess and obsolete inventory-related charges	7	6
Gain on divestiture	(1)	—
Pension curtailment and settlement loss	2	—
Net unrealized gains on equity investments	(5)	—
Other non-cash expenses, net	—	2
Changes in assets and liabilities:
Accounts receivable	56	99
Inventory	(26)	(20)
Accounts payable	(10)	14
Employee compensation and benefits	(68)	(50)
Deferred revenue	43	61
Income taxes payable	10	115
Retirement and post-retirement benefits	(12)	(12)
Other assets and liabilities	39	—
Net cash provided by operating activities	240	171

Cash flows from investing activities:
Investments in property, plant and equipment	(31)	(24)
Proceeds from divestiture	2	—
Net cash used in investing activities	(29)	(24)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	30	24
Payment of taxes related to net share settlement of equity awards	(23)	(15)
Payment of acquisition-related contingent consideration	—	(3)
Proceeds from revolving credit facility	—	40
Repayment of revolving credit facility	—	(40)
Treasury stock repurchases	(40)	—
Net cash provided (used) by financing activities	(33)	6

Effect of exchange rate movements	7	9

Net increase in cash, cash equivalents, and restricted cash	185	162
Cash, cash equivalents, and restricted cash at beginning of period	917	820
Cash, cash equivalents, and restricted cash at end of period	$1,102	$982

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance as of October 31, 2018	191,204	$2	$1,889	(4,364)	$(182)	$1,212	$(488)	$2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	114	—	114
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Issuance of common stock	1,597	—	8	—	—	—	—	8
Share-based compensation	—	—	28	—	—	—	—	28
Repurchase of common stock	—	—	—	(686)	(40)	—	—	(40)
Balance as of January 31, 2019	192,801	$2	$1,925	(5,050)	$(222)	$1,402	$(449)	$2,658

Balance as of October 31, 2017	188,310	$2	$1,786	(2,289)	$(62)	$1,041	$(457)	$2,310
Adjustment due to adoption of new accounting standards	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	94	—	94
Other comprehensive income, net of tax	—	—	—	—	—	—	45	45
Issuance of common stock	1,490	—	9	—	—	—	—	9
Share-based compensation	—	—	20	—	—	—	—	20
Repurchase of common stock	—	—	—	—	—	—	—	—
Balance as of January 31, 2018	189,800	$2	$1,815	(2,289)	$(62)	$1,141	$(412)	$2,484

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2019 and October 31, 2018, our results of operations and cash flows for the three months ended January 31, 2019 and 2018.
Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring, and accounting for income taxes.
Update to Significant Accounting Policies. Except as set forth in Note 2, "New Accounting Pronouncements," there have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

2.	NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 and has since modified the standard with several ASUs (collectively, the “new revenue standard” or "ASC 606"). The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. We adopted the new revenue standard on November 1, 2018, using the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of adoption. Comparative information has not been restated and continues to be reported under the standards in effect for the prior periods presented. We have applied the new revenue standard only to contracts not completed as of the date of adoption, referred to as open contracts. We have elected the practical expedient that permits an entity to reflect the aggregate effect of all modifications (on a contract-by-contract basis) that occurred before the date of adoption in determining the transaction price, identifying the satisfied and unsatisfied performance obligations, and allocating the transaction price to the performance obligations.
The most significant impact of the new revenue standard was our accounting for software license revenue. Historically, we have deferred revenue for certain types of license arrangements and recognize the revenue ratably over the license term. Under the new revenue standard, we are no longer required to establish vendor-specific objective evidence to recognize software license revenue separately from the other elements, and we are required to recognize software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term. The new revenue standard further requires certain costs, primarily sales-related commissions on contracts, to be capitalized rather than expensed. We reclassified our allowance for sales returns from accounts receivable, net to other accrued liabilities due to the adoption of the new revenue standard. See Note 3, "Revenue."

The cumulative effect of initially applying the new revenue standard to all open contracts as of November 1, 2018 was as follows:

	October 31, 2018	Adjustments Due to ASC 606	November 1, 2018
	(in millions)
Assets:
Accounts receivable, net	$624	$7	$631
Other current assets	222	28	250
Long-term deferred tax assets	750	(15)	735
Other assets	279	3	282
Liabilities:
Deferred revenue	$334	$(53)	$281
Income and other taxes payable	42	1	43
Other accrued liabilities	69	7	76
Long-term deferred revenue	127	(11)	116
Other long-term liabilities	287	3	290
Stockholders' equity:
Retained earnings	$1,212	$76	$1,288
The following tables summarize the impact of ASC 606 on our condensed consolidated financial statements:

	Three months ended
	January 31, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Net revenue:
Products	$837	$822	$15
Services and other	169	170	(1)
Total net revenue	1,006	992	14
Costs and expenses:
Cost of products	347	346	1
Cost of services and other	81	81	—
Total costs	428	427	1
Research and development	173	173	—
Selling, general and administrative	288	287	1
Other operating expense (income), net	(4)	(4)	—
Total costs and expenses	885	883	2
Income from operations	121	109	12
Interest income	4	4	—
Interest expense	(20)	(20)	—
Other income (expense), net	15	15	—
Income before taxes	120	108	12
Provision for income taxes	6	4	2
Net income	$114	$104	$10

Net income per share:
Basic	$0.61	$0.55	$0.06
Diluted	$0.60	$0.55	$0.05

	January 31, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets:
Accounts receivable, net	$580	$572	$8
Inventory	641	642	(1)
Other current assets	225	198	27
Long-term deferred tax assets	741	758	(17)
Other assets	308	304	4
Liabilities:
Deferred revenue	$317	$377	$(60)
Income and other taxes payable	56	54	2
Other accrued liabilities	96	89	7
Long-term deferred revenue	126	143	(17)
Other long-term liabilities	284	281	3
Stockholders' equity:
Retained earnings	$1,402	$1,316	$86
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued guidance related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized in net income rather than other comprehensive income. We adopted the standard effective November 1, 2018 using a modified retrospective approach. We elected to prospectively measure equity investments without readily determinable fair values at cost with adjustments for observable changes in price or impairments. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.
ASU 2016-02, Leases. In February 2016, the FASB issued guidance that will require substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We expect our leases designated as operating leases in Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for fiscal year ended October 31, 2018 will be reported in the consolidated balance sheet upon adoption. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We expect to adopt the new standard on November 1, 2019 and will elect the transition package of practical expedients, which among other things, allows us to carry forward the historical lease classification. We do not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The company has selected a leasing software solution and is in the process of identifying changes to our business processes, systems, and controls to support adoption of the new standard.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance that adds or clarifies guidance on eight cash flow classification issues that had been creating diversity in practice. We adopted this guidance during the first quarter of 2019 retrospectively to all periods presented, which resulted in the following change to our previously reported condensed consolidated statement of cash flows for the three months ended January 31, 2018 related to the classification of acquisition-related contingent consideration.

	Three Months Ended January 31, 2018
	As Originally Reported	As Adjusted	Change
	(in millions)
Net cash provided by operating activities	$171	$171	$—
Net cash used in investing activities	$(27)	$(24)	$3
Net cash provided by financing activities	$9	$6	$(3)
ASU 2016-18, Restricted Cash. In November 2016, the FASB issued guidance that requires an entity to include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. We adopted this guidance during the first quarter of 2019 retrospectively to all periods presented. See Note 7, "Supplemental Cash Flow Information."

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. In March 2017, the FASB issued guidance that requires the service cost component of net periodic pension cost and net periodic post-retirement benefit cost to be included in operating expenses (together with other employee compensation costs) and the other components of the cost to be presented in the statement of operations separately from the service cost component and outside of income from operations. We retrospectively adopted this guidance during the first quarter of 2019. The interest cost, expected return on assets, amortization of prior service credits and other costs have been reclassified from cost of products, research and development, selling, general and administrative, and other operating expenses (income) to other income (expense).
We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in our retirement plans and post-retirement benefit plans note as the basis for applying retrospective presentation for comparative periods as it is impractical to determine the disaggregation of the components for amounts capitalized and reclassified in those periods. On a prospective basis, the service cost component of net periodic pension and post-retirement benefit cost is presented with other current compensation costs in operating income. The remaining components are included in other operating expense (income) and will not be included in amounts capitalized in inventory or property, plant, and equipment. The effect of the retrospective presentation change related to the retirement plans and post-retirement benefit plans to our previously reported condensed consolidated statement of operations for the three months ended January 31, 2018 was as follows:

	Three Months Ended January 31, 2018
	As Originally Reported	As Adjusted	Effect of Change Higher/(Lower)
	(in millions)
Cost of products	$337	$339	$2
Research and development	146	150	4
Selling, general and administrative	289	295	6
Other income (expense), net	1	13	12
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance to enable entities to better portray the economics of their risk management activities in the financial statements and enhance transparency and understandability of hedge results. We adopted this guidance during the first quarter of 2019 and elected to continue to record changes in the fair value of components excluded from the effectiveness assessment of cash flow hedges in earnings. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We adopted this guidance on November 1, 2018. We elected to retain the income tax effects of the Tax Act as a component of accumulated other comprehensive income. Given this election, the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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

3.	REVENUE
Revenue Recognition
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We primarily generate revenue from the sale of products (hardware and/or software), services, or a combination thereof. We enter into contracts that may involve multiple performance obligations, and we allocate the transaction price between each performance obligation on the basis of relative standalone selling price. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Nature of Goods and Services
Product revenues are generated predominantly from the sales of various types of design and test hardware and associated software. Products consist of hardware, generally installed with basic software and software licenses that consist of perpetual and term-based licenses for optional software. Our hardware products generally do not have any substantive acceptance terms that would otherwise preclude the transfer of control. Performance obligations related to our software licenses, including the license portion of our software subscriptions, grant the customer the right to use our software via electronic delivery.
Service revenues consist of repair and calibration services, extended warranties, technical support for hardware and software, when-and-if available software updates and upgrades, and professional services, including installation and implementation, consulting, and training. Repair and calibration services for hardware products are sold both as per-incident customer services and as customer agreements to provide such services over the contractual period. Extended warranties are optional to the customer and provide warranty on hardware products for additional years beyond the standard one-year warranty. Technical support for software and when-and-if available software updates and upgrades are sold either together with our software licenses and software subscriptions, or separately as part of our customer support programs. These are considered stand-ready performance obligations where customers benefit from the services evenly throughout the license or service period. These performance obligations provide the customer access evenly over the contract period. Our professional services may be sold on a time and material basis (e.g., consulting) or on a fixed-fee basis (e.g., non-recurring engineering).
We also generate revenues from a combination of products and services ("custom solutions"), including combinations of hardware, software, installation or other start-up services, software subscriptions, and/or software support services. Custom solutions provide the customer with a combination of hardware, software and professional services to meet customers' unique specifications.
For our contracts with customers, we account for individual performance obligations separately if they are distinct. Our standard payment terms are net 30 to 90 days, and we generally do not offer extended payment terms beyond one year. Our contracts typically contain various forms of variable consideration, including trade discounts, trade-in credits, rebates, and rights of return. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for a majority of our products and services are estimated based on our established pricing practices and maximize the use of observable inputs. We have elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by Keysight from a customer (e.g., sales, use, value added, and some excise taxes). We have also elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

Our typical performance obligations include the following:

Performance Obligation	When performance obligation is typically satisfied	When payment is typically due	How standalone selling price is typically determined
Product Revenues
Hardware	When customer obtains control of the product, typically at delivery (point in time)	Within 30-90 days of shipment	Estimated based on established pricing practices or observable based on standalone sales for certain hardware products
Software licenses	Upon electronic delivery of the software, and the applicable license period has begun (point in time)	Within 30-90 days of the beginning of license period	Estimated based on established pricing practices or observable based on standalone sales for certain software products
Threat intelligence solutions	Ratably over the subscription period (over time)	Within 30-90 days of the beginning of subscription period	Estimated based on established pricing practices
Service Revenues
Calibration contracts	Ratably over the service contract period (over time)	Within 30-90 days of the beginning of service contract period	Estimated based on established pricing practices
Repair and calibration (per- incident)	As services are performed (point in time)	Within 30-90 days of invoicing for services rendered	Estimated based on established pricing practices
Extended hardware warranty	Ratably over the warranty period (over time)	Within 30-90 days of the beginning of warranty period	Estimated based on established pricing practices or observable based on standalone sales of certain hardware warranty contracts
Technical support and when-and-if-available software updates	Ratably over the license service contract period (over time)	Within 30-90 days of the beginning of license or service contract period	Estimated based on established pricing practices or observable based on standalone sales for certain support contracts
Professional services	As services are performed based on measures of progress (over time) or at a point in time	Within 30-90 days invoicing for services rendered	Estimated based on established pricing practices
Custom Solutions
Custom solutions (milestone-based)	As milestones are achieved based on transfer of control to customer (over time)	Within 30-90 days of milestone achievement	Transaction price, as pricing is custom and can vary significantly from contract to contract
Custom solutions (point in time)	When customer obtains control of the solution, typically at delivery (point in time)	Within 30-90 days of delivery of solution	Transaction price, as pricing is custom and can vary significantly from contract to contract
Significant Judgments
Judgment is required to determine the standalone selling price for each distinct performance obligation. As most of our products and services are not sold on a standalone basis, we typically estimate the standalone selling price. In doing so, we consider our internal price list for each product and service, which reflects our desired profitability, based on an expected level of sales, and adjust for factors such as competition, customer relationship, discount provided in the contract, geographic location, and the products and services purchased in the arrangement. We use a range based on actual historical sales to determine whether the calculated standalone selling price for a product or service is a fair representation of the standalone selling price.
For capitalized contract costs, we use judgment in determining the capitalized amount.

Our products are generally sold with a right of return and we may provide other credits, discounts, or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns, credits, and discounts are estimated at contract inception and updated at the end of each reporting period as additional information becomes available to the extent that it is probable a significant reversal of the cumulative amount of revenue recognized will not occur once the variability is subsequently resolved.
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of transfer of products and services to customers, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our three reportable segments.

	Three Months Ended January 31, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Region
Americas	$272	$57	$74	$403
Europe	96	63	19	178
Asia Pacific	255	137	33	425
Total net revenue	$623	$257	$126	$1,006

End Market
Aerospace, Defense & Government	$223	$—	$—	$223
Commercial Communications	400	—	—	400
Electronic Industrial	—	257	—	257
Ixia Solutions	—	—	126	126
Total net revenue	$623	$257	$126	$1,006

Timing of Revenue Recognition
Revenue recognized at a point in time	$570	$235	$82	$887
Revenue recognized over time	53	22	44	119
Total net revenue	$623	$257	$126	$1,006
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets - Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $19 million at January 31, 2019 and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
Contract costs - We recognize an asset for the incremental costs of obtaining a contract with a customer. We have determined that certain employee and third-party representative commissions programs meet the requirements to be capitalized. Employee commissions are based on the achievement of order volume compared to a sales target. Third-party representative commission costs relate directly to a customer contract as the commission is tied to orders contracted through and contracts arranged by our third-party representatives. Without obtaining the contracts, the commissions would not be paid and, as such, are determined to be an incremental cost to obtaining a contract. We only defer these costs when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract.
Capitalized incremental costs are allocated to the individual performance obligations in proportion to the transaction price allocated to each performance obligation and amortized based on the pattern of performance for the underlying performance obligation. Contract costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another.

The following table provides a roll-forward of our capitalized contract costs, current and non-current:

Three months ended
January 31, 2019
(in millions)
Balance at October 31, 2018	$—
Costs capitalized on November 1, 2018 due to ASC 606 adoption	29
Costs capitalized during the period	17
Costs amortized during the period	(18)
Foreign currency translation impact	1
Balance at January 31, 2019	$29

Contract liabilities - Our contract liabilities consist of deferred revenue that arises when we receive consideration in advance of providing the goods or services promised in the contract. Contract liabilities are primarily generated from customer deposits received in advance of shipments for products or rendering of services and are recognized as revenue when services are provided to the customer. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. Contract liabilities are recognized as revenue when services are provided to the customer.
Changes in contract liabilities, current and non-current, during the three months ended January 31, 2019 were as follows:

Contract Liabilities
(in millions)
Balance at October 31, 2018	$461
Impact of adopting new revenue standard	(64)
Balance at November 1, 2018	397
Deferral of revenue billed in current period, net of recognition	167
Revenue recognized that was deferred as of the beginning of the period	(124)
Foreign currency translation impact	3
Balance at January 31, 2019	$443
Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $260 million as of January 31, 2019, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of January 31, 2019, we expect to recognize approximately 41 percent of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 32 percent during 2020, and 27 percent thereafter.

Practical Expedients
As discussed in Note 2, "New Accounting Pronouncements," and previously in this note, we have elected the following practical expedients in accordance with ASC 606:

•	We do not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less.

•
We determine incremental costs of obtaining a contract for a portfolio of contracts with similar characteristics as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.

•	We exclude from the transaction price certain taxes (e.g., sales, use, value added, and some excise taxes).

•
We do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•	We treat shipping and handling costs associated with outbound freight after control of a product has transferred to a customer as a fulfillment cost, included in cost of products.

•	We have applied the guidance only to contracts that have not been completed as of the date of adoption (November 1, 2018).

•	We did not evaluate individual modifications for those periods prior to the adoption date, but rather evaluated the aggregate effect of all modifications as of the adoption date.
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
The impact of share-based compensation on our results was as follows:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Cost of products and services	$4	$3
Research and development	6	4
Selling, general and administrative	17	12
Total share-based compensation expense	$27	$19
 Share-based compensation capitalized within inventory was $1 million at both January 31, 2019 and 2018.
The following assumptions were used to estimate the fair value of awards granted under the LTP Program that are based on total shareholder return ("TSR"):

	Three Months Ended
	January 31,
	2019	2018
Volatility of Keysight shares	25%	25%
Volatility of selected index	12%	14%
Price-wise correlation with selected peers	57%	57%
The TSR-based performance awards were valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The estimated fair value of restricted stock awards and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. We did not grant any option awards for the three months ended January 31, 2019 and 2018, respectively.

5.    INCOME TAXES
The company’s effective tax rate was 5.2 percent and 515.8 percent for the three months ended January 31, 2019 and 2018, respectively. The income tax expense was $6 million for the three months ended January 31, 2019 and an income tax benefit of $117 million for the three months ended January 31, 2018. The income tax expense for the three months ended January 31, 2019 included a net discrete benefit of $23 million, primarily related to a change in tax reserves resulting from a change in judgment. The income tax benefit for the three months ended January 31, 2018 included a net discrete benefit of $115 million, primarily due to $117 million of benefit resulting from changes in U.S. tax law.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in fiscal 2024. The impact of the tax incentives decreased the income tax provision for the three months ended January 31, 2019 by $8 million, resulting in a benefit to net income per share (diluted) of approximately $0.04 for the three months ended January 31, 2019.
The open tax years for the IRS and most states are from November 1, 2014 through the current tax year. For the majority of our foreign entities, the open tax years are from August 1, 2014 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
The Tax Act, as enacted by the U.S. government on December 22, 2017, includes significant changes to the U.S. corporate income tax system, including but not limited to: the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one-time U.S. tax liability on those earnings which were not previously repatriated to the U.S. (the “Transition Tax”); creation of new minimum taxes such as the Global Intangible Low Taxed Income (“GILTI”) tax and the base erosion anti-abuse tax; creation of the foreign-derived intangible income (“FDII”) deduction; a federal corporate income tax rate reduction from 35 percent to 21 percent; and limitations on the deductibility of interest expense and executive compensation.
The company completed its accounting for the income tax effects of the Tax Act during the first quarter of fiscal 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. Finalizing the provisional adjustments related to the Tax Act did not have a material impact on our consolidated financial statements as of January 31, 2019. Legislation and clarifying guidance is expected to continue to be issued by the U.S. Treasury and various states in 2019, which could result in significant changes to currently computed income tax liabilities for past and current tax periods.
The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact the GILTI tax expense in future years or provide for the tax expense related to GILTI in each year in which the tax is incurred. The company has elected to recognize the tax on GILTI as a period expense in each period in which the tax is incurred.

6.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Numerator:
Net income	$114	$94
Denominator:
Basic weighted-average shares	187	187
Potential common shares— stock options and other employee stock plans	3	2
Diluted weighted-average shares	190	189

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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For each of the three-month periods ended January 31, 2019 and 2018, we excluded zero options from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three months ended January 31, 2019 and 2018, we excluded approximately 417,400 shares and 668,100 shares, respectively.
7.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $1 million for the three months ended January 31, 2019 and 2018. Cash paid for interest was zero and $2 million for the three months ended January 31, 2019 and 2018, respectively. The following table summarizes our non-cash investing activities that are not reflected in the condensed consolidated statement of cash flows:

	Three months ended
	January 31,
	2019	2018
	(in millions)
Increase (decrease) in unpaid capital expenditures in accounts payable	$11	$(3)
	$11	$(3)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	Three months ended
	January 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$1,098	$980
Restricted cash included in other current assets	2	—
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,102	$982
Restricted cash consisted primarily of deposits held as collateral against bank guarantees.

8.    INVENTORY

	January 31, 2019	October 31, 2018
	(in millions)
Finished goods	$286	$283
Purchased parts and fabricated assemblies	355	336
Total inventory	$641	$619
Inventory-related excess and obsolescence charges recorded in total cost of products were $7 million and $6 million for the three months ended January 31, 2019 and January 31, 2018, respectively. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of January 31, 2019 and October 31, 2018 and the activity for the three months ended January 31, 2019 for each of our reportable operating segments were as follows. Prior period amounts have been reclassified to conform to our organizational change as described in Note 16, "Segment Information."

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Balance as of October 31, 2018:
Goodwill	$497	$267	$1,116	$1,880
Accumulated impairment losses	—	—	(709)	(709)
Goodwill as reported	497	267	407	1,171
Foreign currency translation impact	9	1	—	10
Balance as of January 31, 2019	$506	$268	$407	$1,181

Components of goodwill as of January 31, 2019:
Goodwill	$506	$268	$1,116	$1,890
Accumulated impairment losses	—	—	(709)	(709)
Goodwill as reported	$506	$268	$407	$1,181
The company has not identified any triggering events that indicate an impairment of goodwill in the three months ended January 31, 2019.
Other intangible assets as of January 31, 2019 and October 31, 2018 consisted of the following:

	Other Intangible Assets as of January 31, 2019			Other Intangible Assets as of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$835	$455	$380	$835	$415	$420
Backlog	13	13	—	13	13	—
Trademark/Tradename	33	16	17	33	14	19
Customer relationships	304	109	195	304	100	204
Non-compete agreements	1	—	1	1	—	1
Total amortizable intangible assets	1,186	593	593	1,186	542	644
In-Process R&D	1	—	1	1	—	1
Total	$1,187	$593	$594	$1,187	$542	$645
During the three months ended January 31, 2019, there was no foreign exchange translation impact to other intangible assets. Amortization of other intangible assets was $51 million for each of the three-month periods ended January 31, 2019 and 2018.

Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2019 (remainder)	$152
2020	196
2021	128
2022	52
2023	44
Thereafter	21

10.	FAIR VALUE MEASUREMENTS
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
Level 1 - applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, for the asset or liability such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in less active markets; or other inputs that can be derived principally from, or corroborated by, observable market data.
Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2019 and October 31, 2018 were as follows:

	Fair Value Measurements at
	January 31, 2019					October 31, 2018
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$603	$603	$—	$—	$—	$484	$484	$—	$—	$—
Derivative instruments (foreign exchange contracts)	3	—	3	—	—	6	—	6	—	—
Long-term
Equity investments	36	36	—	—	—	30	30	—	—	—
Equity investments - other	16	—	—	—	16	16	—	—	—	16
Total assets measured at fair value	$658	$639	$3	$—	$16	$536	$514	$6	$—	$16
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	13	—	13	—	—	13	—	13	—	—
Total liabilities measured at fair value	$18	$—	$18	$—	$—	$19	$—	$19	$—	$—
Net recognized gains (losses) on equity investments were as follows:

Three Months Ended
January 31,
2019
(in millions)
Net realized gains on investments sold	$—
Net unrealized gains on investments still held	5
Other-than-temporary impairments of investments	—
Total	$5
Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity investments without readily determinable fair values that are measured at cost adjusted for observable changes in price or impairments are not categorized in the fair value hierarchy and are presented as "other" in the tables above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
Equity investments including securities that are earmarked to pay the deferred compensation liability and the deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). Realized gains and losses from the sale of these instruments are recorded in earnings.

11.	DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the derivative instrument included in the assessment of effectiveness are recognized in accumulated other comprehensive income and reclassified into earnings when the forecasted transaction occurs in the same financial statement line item in the consolidated statement of operations where the earnings effect of the hedged item is presented. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified into earnings in the current period. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness (forward points) are recognized immediately in earnings and are presented in the same financial statement line of the consolidated statement of operations where the earnings effect of the hedged item is presented. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings over the life of the option contract.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2019 was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2019.
There were 177 foreign exchange forward contracts open as of January 31, 2019 that were designated as cash flow hedges. There were 66 foreign exchange forward contracts as of January 31, 2019 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2019 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$13	$48
British Pound	—	(39)
Singapore Dollar	16	—
Malaysian Ringgit	87	(4)
Japanese Yen	(75)	(38)
Other currencies	(14)	(5)
Total	$27	$(38)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2019 and October 31, 2018 were as follows:

Fair Values of Derivative Instruments
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2019	October 31, 2018	Balance Sheet Location	January 31, 2019	October 31, 2018
	(in millions)			(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$5	Other accrued liabilities	$3	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	2	2
Total derivatives	$3	$6		$5	$6
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(2)	$2
Gain (loss) reclassified from accumulated other comprehensive income into earnings:
Cost of products	$—	$2
Selling, general and administrative	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value:
Cost of products	$1	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(3)	$1
The estimated amount of existing net loss at January 31, 2019 expected to be reclassified from accumulated other comprehensive income to earnings within the next twelve months is $2 million.

12.	RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2019 and 2018, our net pension and post-retirement benefit cost (benefit) were comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended January 31,
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$5	$6	$3	$3	$—	$—
Interest cost on benefit obligation	7	6	6	6	2	2
Expected return on plan assets	(11)	(9)	(19)	(21)	(3)	(4)
Amortization:
Net actuarial loss	3	3	7	6	2	4
Prior service credit	(1)	(2)	—	—	(3)	(3)
Settlement loss	—	—	2	—	—	—
Net periodic benefit cost (benefit)	$3	$4	$(1)	$(6)	$(2)	$(1)
We did not contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan during the three months ended January 31, 2019 and 2018. We contributed $8 million and $9 million to our Non-U.S. Defined Benefit Plans during the three months ended January 31, 2019 and 2018, respectively.
For the remainder of 2019, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $23 million to our Non-U.S. Defined Benefit Plans.
On January 1, 2019, we transferred a portion of the assets and liabilities of our Switzerland defined benefit plan to an insurance company, resulting in the recognition of a settlement loss of $2 million, which is included in other income (expense) in the condensed consolidated statement of operations.

13.	WARRANTY, COMMITMENTS AND CONTINGENCIES
Standard Warranty
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Beginning balance	$45	$45
Accruals for warranties including change in estimate	8	10
Settlements made during the period	(9)	(8)
Ending balance	$44	$47

Accruals for warranties due within one year	$25	$26
Accruals for warranties due after one year	19	21
Ending balance	$44	$47

Commitments
During the three months ended January 31, 2019, there were no material changes to the operating and capital lease commitments reported in the company’s 2018 Annual Report on Form 10-K.
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
14.    DEBT
The following table summarizes the components of our long-term debt:

	January 31, 2019	October 31, 2018
	(in millions)
2019 senior unsecured notes at 3.30% (net of unamortized costs of $1 and $1)	$499	$499
2024 senior unsecured notes at 4.55% (net of unamortized costs of $3 and $3)	597	597
2027 senior unsecured notes at 4.60% (net of unamortized costs of $6 and $6)	694	694
Total debt	1,790	1,790
Less: short-term debt	499	499
Total long-term debt	$1,291	$1,291
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2019.
2019 Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
As of January 31, 2019 and October 31, 2018, we had $31 million and $26 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $25 million and $3 million as of January 31, 2019 and October 31, 2018, respectively.

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
For the three months ended January 31, 2019, we repurchased 686,398 shares of common stock for $40 million. For the three months ended January 31, 2018, we did not repurchase any shares of common stock under the stock repurchase program.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2019 and 2018 were as follows:

	Unrealized gain (loss) on investments	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of October 31, 2018	$—	$(60)	$(445)	$19	$(2)	$(488)
Other comprehensive income (loss) before reclassifications	—	30	4	—	(2)	32
Amounts reclassified out of accumulated other comprehensive loss	—	—	12	(4)	1	9
Tax (expense) benefit	—	—	(3)	1	—	(2)
Other comprehensive income (loss)	—	30	13	(3)	(1)	39
As of January 31, 2019	$—	$(30)	$(432)	$16	$(3)	$(449)

As of October 31, 2017	$14	$(39)	$(468)	$35	$1	$(457)
Other comprehensive income (loss) before reclassifications	(2)	41	—	—	2	41
Amounts reclassified out of accumulated other comprehensive loss	—	—	13	(5)	(2)	6
Tax (expense) benefit	—	—	(3)	1	—	(2)
Other comprehensive income (loss)	(2)	41	10	(4)	—	45
As of January 31, 2018	$12	$2	$(458)	$31	$1	$(412)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2019 and 2018 were as follows:

Details about Accumulated Other Comprehensive Loss Components			Affected Line Item in Statement of Operations
	Three Months Ended
	January 31,
	2019	2018

Unrealized gain (loss) on derivatives	$—	$2	Cost of products
	(1)	—	Selling, general and administrative
	—	—	Provision for income taxes
	(1)	2	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(12)	(13)
Prior service credits	4	5
	(8)	(8)	Total before income tax
	3	2	Provision for income taxes
	(5)	(6)	Net of income tax

Total reclassifications for the period	$(6)	$(4)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12, "Retirement Plans and Post-Retirement Pension Plans").

16.	SEGMENT INFORMATION
We provide electronic design and test solutions that are used in the design, development, manufacture, installation, deployment, validation, optimization and secure operation of electronics systems to communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product lifecycle, including start-up assistance, instrument productivity, application services and instrument calibration and repair.
In the first quarter of fiscal year 2019, in recognition of Keysight’s customer solutions-oriented go-to-market strategy and to fully reflect our services delivery within the markets served and further enable services growth, we completed an organizational change to align our services business with our customers and end markets. With this change, services that were previously reported as the Services Solutions Group are now reported as part of the Communications Solutions Group and Electronic Industrial Solutions Group. As a result, Keysight now has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The new organizational structure continues to include centralized enterprise functions that provide support across the groups.
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
Descriptions of our three reportable operating segments are as follows:
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense and government end markets. The group provides electronic design and test software, instruments, systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
The Electronic Industrial Solutions Group provides test and measurement solutions across a broad set of electronic industrial end markets, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing. The group provides electronic design and test software, instruments, systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
The Ixia Solutions Group helps customers worldwide, including enterprises, service providers, network equipment manufacturers, and governments, to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. The test, visibility and security products help organizations and their customers strengthen their physical and virtual networks. The group’s product solutions consist of high-performance hardware platforms, software applications and services, including warranty and maintenance offerings.
A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently optimize resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Ixia Solutions Group was not allocated these shared services and infrastructure charges, with the exception of net periodic benefit costs, until fiscal 2019.
The following tables reflect the results of our reportable segments under our management reporting system. These results are not necessarily in conformity with GAAP. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments. Prior period amounts have been revised to conform to the new organizational structure.
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, northern California wildfire-related costs, interest income, interest expense and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Three months ended January 31, 2019:
Total net revenue	$623	$257	$126	$1,006
Amortization of acquisition-related balances	—	—	3	3
Total segment revenue	$623	$257	$129	$1,009
Segment income from operations	$138	$54	$12	$204

Three months ended January 31, 2018:
Total net revenue	$500	$229	$108	$837
Amortization of acquisition-related balances	—	—	19	19
Total segment revenue	$500	$229	$127	$856
Segment income from operations	$63	$38	$18	$119

The following table reconciles reportable operating segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Total reportable operating segments' income from operations	$204	$119
Share-based compensation expense	(27)	(19)
Amortization of acquisition-related balances	(54)	(89)
Acquisition and integration costs	(2)	(19)
Northern California wildfire-related costs	—	(7)
Other	—	(2)
Income (loss) from operations, as reported	121	(17)
Interest income	4	3
Interest expense	(20)	(22)
Other income (expense), net	15	13
Income (loss) before taxes, as reported	$120	$(23)
The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Assets:
As of January 31, 2019	$2,059	$875	$1,407	$4,341
As of October 31, 2018	$2,115	$888	$1,327	$4,330

17.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
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
For the three months ended January 31, 2019 and 2018, we recognized costs of zero and $7 million, net of estimated insurance recoveries of zero and $31 million, respectively. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.
A summary of the net charges in the consolidated statement of operations resulting from the impact of the fire is shown below:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Cost of products and services	$—	$5
Research and development	—	1
Selling, general and administrative	—	1
Total	$—	$7
For the three months ended January 31, 2019 and 2018, we received insurance proceeds of $22 million and $10 million, respectively, for covered expenses incurred. Combined with $68 million received in fiscal 2018, we have received insurance proceeds related to recovery from the northern California wildfires of $90 million to date, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured retention amount.
In addition, for the three months ended January 31, 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $10 million and $3 million, respectively. Combined with capital expenditures of $27 million in fiscal 2018, we have made investments in property, plant and equipment related to fire recovery of $37 million to date that are expected to be covered by insurance.
We currently estimate additional insurance proceeds of $30 million to $40 million in fiscal 2019. In certain cases, our insurance coverage exceeds the amount of the covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. There may be a difference in timing of costs incurred and the related insurance reimbursement.
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
We invest in research and development ("R&D") to align our business with available markets and position the company for growth. Our R&D efforts focus on improvements to existing software and hardware products and development to support new software and hardware product introductions and complete customer solutions aligned to our industry. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, customer solutions, products and services.
In the first quarter of fiscal year 2019, in recognition of Keysight’s customer solutions-oriented go-to-market strategy, and to fully reflect our services delivery within the markets served and further enable services growth, we completed an organizational change to align our services business with our customers and end markets. With this change, services that were previously reported as the Services Solutions Group are now reported as part of the Communications Solutions Group and Electronic Industrial Solutions Group. As a result, Keysight now has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period segment results have been revised to conform to the new organizational structure.
Effective November 1, 2018, Keysight adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective transition method. Prior period comparative information has not been adjusted and is reported under the accounting standards in effect for that period. For the first quarter of fiscal 2019, the impact of adopting the new revenue standard increased our net sales by approximately $14 million, primarily driven by the strength of our subscription software sales. While the impact of the new standard is largely driven by our sales mix, which can vary from period to period, we do not expect the adoption of the new revenue standard to have a material impact on our net revenue during the remainder of fiscal 2019. See Note 2, "New Accounting Pronouncements," to the condensed consolidated financial statements for additional information.
Three months ended January 31, 2019 and 2018
Total orders for the three months ended January 31, 2019 were $1,016 million, an increase of 5 percent when compared to the same period last year and an increase of 7 percent excluding the impact of currency fluctuations and divestitures. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the order growth for the three months ended January 31, 2019.
Net revenue for the three months ended January 31, 2019 was $1,006 million, an increase of 20 percent when compared to the same period last year and an increase of 22 percent excluding the impact of currency fluctuations and divestitures. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the revenue growth for the three months ended January 31, 2019. The Communications Solutions Group led the overall revenue growth with strong growth in the commercial communications market, complemented by steady growth in the Ixia Solutions Group and the Electronic Industrial Solutions Group. Revenue from the Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group represented approximately 62 percent, 26 percent and 12 percent, respectively, of the total revenue for the three months ended January 31, 2019.
Net income for the three months ended January 31, 2019 was $114 million compared to $94 million for the corresponding period last year. The increase in net income for the three months ended January 31, 2019 was driven by higher revenue volume and a decline in both amortization of acquisition-related balances and acquisition and integration costs, partially offset by a favorable income tax benefit in the prior period from the new U.S. tax legislation, an increase in variable people-related costs and higher research and development investments in leading-edge technologies and key growth opportunities in our end markets.
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
For the three months ended January 31, 2019 and 2018, we recognized costs of zero and $7 million, net of estimated insurance recoveries of zero and $31 million, respectively. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.
For the three months ended January 31, 2019 and 2018, we received insurance proceeds of $22 million and $10 million, respectively, for covered expenses incurred. Combined with $68 million received in fiscal 2018, we have received $90 million to date, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured amounts.
In addition, for the three months ended January 31, 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $10 million and $3 million, respectively. Combined with capital expenditures of $27 million in fiscal 2018, we made investments in property, plant and equipment related to fire recovery of $37 million to date that are expected to be covered by insurance.
We currently estimate additional insurance proceeds of $30 million to $40 million in fiscal 2019. In certain cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. There may be a difference in timing of costs incurred and the related insurance reimbursement.
Outlook
Looking forward, we believe our investments in R&D combined with our completed acquisitions, which have expanded our technology portfolio and the size of our addressable market, position Keysight for growth. We remain focused on delivering value through differentiated and first-to-market solutions targeted at faster growing markets where customers are investing in next-generation digital and electronic technologies. Internally, we are continuously working to improve operational efficiency within all functions. While current macro-economic and geopolitical uncertainties exist related to trade, tariffs, monetary and fiscal policies, we expect continued sales growth.
Critical Accounting Policies and Estimates
There were no material changes during the three months ended January 31, 2019 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Changes to our accounting policy for revenue recognition as a result of adopting Accounting Standard Update 2014-09, Revenue from Contracts with Customers, are discussed in Note 2, "New Accounting Pronouncements," to the condensed consolidated financial statements.
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

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months

Orders	$1,016	$964	5%
Net revenue:
Products	$837	$684	22%
Services and other	169	153	11%
Total net revenue	$1,006	$837	20%

Orders
Total orders for the three months ended January 31, 2019 were $1,016 million, an increase of 5 percent when compared to the same period last year and an increase of 7 percent excluding the impact of currency fluctuations and divestitures. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the order growth for the three months ended January 31, 2019. For the three months ended January 31, 2019, order growth in Asia-Pacific and Europe was partially offset by a decline in the Americas.
Net Revenue
The following table provides the percent change in net revenue for the three months ended January 31, 2019 by geographic region including and excluding the impact of currency changes as compared to the same period last year.

	Year over Year Change
	Three Months Ended
	January 31, 2019
Geographic Region	Actual	Currency adjusted
Americas	18%	18%
Europe	5%	8%
Asia Pacific	31%	32%
Total net revenue	20%	21%
Net revenue for the three months ended January 31, 2019 was $1,006 million, an increase of 20 percent when compared to the same period last year, with growth across all regions and operating segments. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the revenue growth for the three months ended January 31, 2019. Currency had an unfavorable impact of 3 percent and 1 percent on revenue growth in Europe and Asia Pacific respectively.

Costs and Expenses

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
Total gross margin	57.4%	50.7%	7 ppts
Operating margin	12.0%	(2.0)%	14 ppts

in millions
Research and development	$173	$150	16%
Selling, general and administrative	$288	$295	(2)%
Other operating expense (income), net	$(4)	$(3)	27%
 Gross margin increased 7 percentage points for the three months ended January 31, 2019, compared to the same period last year, primarily driven by revenue volume, favorable mix and a decline in wildfire-related expenses, partially offset by an increase in variable people-related costs.
Research and development expense increased 16 percent for the three months ended January 31, 2019 compared to the same period last year, primarily driven by increases in variable and other people-related costs, greater investment in leading-edge technologies and key growth opportunities in our end markets and higher infrastructure-related costs. As a percentage of revenue, research and development expense was 17 percent for the three months ended January 31, 2019, as compared to 18 percent for the same period last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expense decreased 2 percent for the three months ended January 31, 2019 compared to the same period last year, primarily driven by decreases in acquisition and integration costs and favorable foreign currency movements, partially offset by increases in variable and other people-related costs.
Other operating expense (income), net for the three months ended January 31, 2019 and 2018 was income of $4 million and $3 million, respectively.
Operating margin for the three months ended January 31, 2019 increased 14 percentage points, compared to the same period last year, primarily driven by revenue volume, favorable mix and declines in acquisition and integration costs and wildfire-related expenses, partially offset by increases in variable and other people-related costs.
As of January 31, 2019, our headcount was approximately 13,000 as compared to approximately 12,700 at January 31, 2018.
Interest Expense
Interest expense for the three months ended January 31, 2019 was $20 million compared to $22 million for the comparable period last year and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three months ended January 31, 2019 was income of $15 million compared to $13 million for the comparable period last year and primarily includes interest cost, expected return on assets and amortization of net actuarial loss and prior service credits related to our defined benefit and post-retirement benefit plans. Beginning in fiscal 2019, other income (expense) also includes the change in fair value of our equity investments.
Income Taxes
The company’s effective tax rate was 5.2 percent and 515.8 percent for the three months ended January 31, 2019 and 2018, respectively. The income tax expense was $6 million for the three months ended January 31, 2019 and an income tax benefit of $117 million for the three months ended January 31, 2018. The income tax benefit for the three months ended January 31, 2019 included a net discrete benefit of $23 million, primarily related to a change in tax reserves resulting from the change in judgment. The income tax benefit for the three months ended January 31, 2018 included a net discrete benefit of $115 million, primarily due to $117 million of benefit resulting from changes in U.S. tax law.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in fiscal 2024. The impact of the tax incentives decreased the income tax provision for the three months ended January 31, 2019 by $8 million, resulting in a benefit to net income per share (diluted) of approximately $0.04 for the three months ended January 31, 2019.
The open tax years for the IRS and most states are from November 1, 2014 through the current tax year. For the majority of our foreign entities, the open tax years are from August 1, 2014 through the current tax year. For foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
At January 31, 2019, our estimated annual effective tax rate for fiscal 2019 is an expense of 23.2 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the impact of the U.S. GILTI tax on earnings in non-U.S. jurisdictions net of U.S. foreign tax credits, the mix of earnings in non-U.S. jurisdictions taxed at lower rates, reserves for uncertain tax positions, the U.S. federal research and development tax credit, and the impact of permanent differences.
Segment Overview
In the first quarter of fiscal year 2019, we completed an organizational change to align our services business with our customers and end markets. The alignment of services to the Communications Solutions Group and Electronic Industrial Solutions Group is a logical next step in Keysight’s customer solutions oriented go-to-market strategy by fully reflecting our services delivery within the markets served and further enabling services growth. With this change from four reportable segments to three, services that were previously reported as the Services Solutions Group are now reported as part of the Communications Solutions Group and Electronic Industrial Solutions Group. As a result, Keysight now has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group.
The Communications Solutions Group provides electronic design and test software, instruments, systems and related services spanning the worldwide commercial communications and aerospace, defense and government end markets. The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets. The Ixia Solutions Group provides testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers and network equipment manufacturers.
The profitability of each segment is measured after excluding, among other things, charges related to the amortization of acquisition-related balances, the impact of restructuring and related costs, asset impairments, acquisition and integration costs, share-based compensation, separation and related costs, interest income and interest expense.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense and government end markets. The group provides electronic design and test software, instruments, systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. Prior period amounts have been revised to conform to our new organizational structure described previously in the Segment Overview.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)
Net revenue	$623	$500	25%
The Communications Solutions Group revenue for the three months ended January 31, 2019 increased 25 percent compared to the same period last year, which was impacted by the northern California wildfires. Primarily, the growth was driven by momentum in 5G and data center investments in the commercial communications markets, complemented by stable spending in the aerospace defense and government market.
The commercial communications market revenue for the three months ended January 31, 2019 increased 41 percent compared to the same period last year, with growth across all the regions and was approximately 64 percent of total Communications Solutions Group revenue. The revenue growth was primarily driven by increased 5G R&D demand across the wireless ecosystem and growth in data-center-related next-generation 400 gigabit ethernet and higher digital test.
The aerospace, defense and government market revenue for the three months ended January 31, 2019 increased 3 percent compared to the same period last year with growth in the Americas and Asia-Pacific, partially offset by decline in Europe, and was approximately 36 percent of total Communications Solutions Group revenue. The revenue growth was driven by continued demand in space and satellite applications in the U.S.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three months ended January 31, 2019 versus the three months ended January 31, 2018.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
Total gross margin	61.1%	57.2%	4 ppts
Operating margin	22.2%	12.6%	10 ppts

in millions
Research and development	$96	$84	15%
Selling, general and administrative	$148	$142	5%
Other operating expense (income), net	$(2)	$(2)	(8)%
Income from operations	$138	$63	120%
Gross margin for three months ended January 31, 2019 increased 4 percentage points when compared to the same period last year due to higher revenue volume and favorable mix.
Research and development expense for the three months ended January 31, 2019 increased 15 percent compared to the same period last year, primarily driven by an increase in variable people-related costs, greater investment in leading-edge technologies and key growth opportunities in our end markets and higher infrastructure-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three months ended January 31, 2019 increased 5 percent compared to the same period last year, primarily driven by increased marketing-related investments.
Other operating expense (income) for both the three months ended January 31, 2019 and 2018 was income of $2 million.
Income from Operations
Income from operations for the three months ended January 31, 2019 increased $75 million on a corresponding revenue increase of $123 million when compared to the same period last year.

Operating margin for the three months ended January 31, 2019 increased 10 percentage points when compared to the same period last year, driven by higher revenue volume, partially offset by higher variable people-related costs and increased marketing-related investments.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics design and manufacturing. The group provides electronic design and test software, instruments, systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. Prior period amounts have been revised to conform to our new organizational structure described previously in the Segment Overview.
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)
Net revenue	$257	$229	13%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2019 increased 13 percent when compared to the same period last year, led by strong growth for our solutions in the general electronics measurement market and automotive and energy market, complemented by steady growth in the semiconductor measurement market. The revenue growth increased across all geographies.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three months ended January 31, 2019 versus the three months ended January 31, 2018.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
Total gross margin	58.9%	56.6%	2 ppts
Operating margin	20.9%	16.9%	4 ppts

in millions
Research and development	$39	$34	16%
Selling, general and administrative	$59	$58	3%
Other operating expense (income), net	$(1)	$(1)	(7)%
Income from operations	$54	$38	39%
Gross margin for the three months ended January 31, 2019 increased 2 percentage points compared to the same period last year, primarily driven by higher revenue volume and favorable mix.
Research and development expense for the three months ended January 31, 2019 increased 16 percent compared to the same period last year, primarily driven by an increase in people-related costs and greater investment in leading-edge technologies and key growth opportunities in our markets. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three months ended January 31, 2019 increased 3 percent compared to the same period last year, primarily driven by increased marketing-related investments.
Other operating expense (income) was income of $1 million for both the three months ended January 31, 2019 and 2018.
Income from Operations
Income from operations for the three months ended January 31, 2019 increased $16 million on a corresponding revenue increase of $28 million compared to the same period last year.

Operating margin for the three months ended January 31, 2019 increased 4 percentage points compared to the same period last year, driven by higher revenue volume and favorable mix, partially offset by increased marketing-related investments.
Ixia Solutions Group
The Ixia Solutions Group helps customers worldwide, including enterprises, service providers, network equipment manufacturers, and governments, to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. The test, visibility and security products help organizations and their customers strengthen their physical and virtual networks. The group’s product solutions consist of high-performance hardware platforms, software applications and services, including warranty and maintenance offerings.
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)
Net revenue	$129	$127	1%
The Ixia Solutions Group revenue for the three months ended January 31, 2019 increased 1 percent compared to the same period last year, primarily driven by higher revenue from network visibility solutions, while revenue from network test solutions was consistent with the same period last year. Revenue growth in Asia-Pacific was partially offset by declines in Europe and Americas.
Gross Margin and Operating Margin
The following table shows the Ixia Solutions Group margins, expenses and income from operations for the three months ended January 31, 2019 versus the three months ended January 31, 2018.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
Total gross margin	71.3%	75.5%	(4) ppts
Operating margin	9.2%	14.1%	(5) ppts

in millions
Research and development	$32	$26	26%
Selling, general and administrative	$48	$53	(8)%
Income from operations	$12	$18	(35)%
Gross margin for the three months ended January 31, 2019 decreased 4 percentage points, compared to the same period last year, primarily due to an increased share of the company's infrastructure-related costs after integration, unfavorable mix and higher variable people-related costs.
Research and development expense for the three months ended January 31, 2019 increased 26 percent compared to the same period last year primarily due to an increase in variable people-related costs and an increased share of the company's infrastructure-related costs after integration.
Selling, general and administrative expense for the three months ended January 31, 2019 decreased 8 percent compared to the same period last year primarily due to cost synergies with integration and lower selling costs.
Income from Operations
Income from operations for the three months ended January 31, 2019 decreased $6 million on a corresponding revenue increase of $2 million when compared to the same period last year.
Operating margin for the three months ended January 31, 2019 decreased 5 percentage points compared to the same period last year, driven by an unfavorable mix, higher variable people-related costs and increased share of the company's infrastructure-related costs after integration, partially offset by cost synergies resulting from integration and lower selling costs.

FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of January 31, 2019 consisted of cash, cash equivalents and restricted cash of $1,102 million as compared to $917 million as of October 31, 2018.
As of January 31, 2019, approximately $979 million of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
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
Net Cash Provided by Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding, variable pay, and other items impact reported cash flows.
Net cash provided by operating activities was $240 million for the three months ended January 31, 2019, compared to $171 million for the same period in 2018.

•
Net income for the three months ended January 31, 2019 increased by $20 million compared to the same period last year. Non-cash adjustments increased $224 million primarily due to a decrease in deferred tax benefits as benefits from new U.S. tax legislation were recognized in the three months ended January 31, 2018.

•
The aggregate of accounts receivable, inventory and accounts payable provided net operating cash of $20 million during the first three months of fiscal 2019 compared to net cash provided of $93 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable, deferred revenue and other assets and liabilities, including the impact of insurance proceeds, provided net operating cash of $24 million during the first three months of fiscal 2019 compared to net cash provided of $126 million in the comparable period last year. The difference is primarily due to less cash from income taxes payable as the income tax payable at January 31, 2018 included the establishment of a long-term transition tax liability associated with new U.S. tax legislation, and higher variable compensation payments, partially offset by lower cash outflow for fire-related recovery. For the three months ended January 31, 2019 and 2018, we received insurance proceeds of $22 million and $10 million, respectively, associated with the northern California wildfires. Also, for the three months ended January 31, 2018, we received insurance proceeds of $26 million for Singapore fire-related expenses.

•
We contributed $8 million to our non-U.S. defined benefit plans during the first three months of fiscal 2019 compared to $9 million in the same period last year. We expect to contribute approximately $23 million to our non-U.S. defined benefit plans during the remainder of 2019. For the three months ended January 31, 2019 and 2018, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan, and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2019.

Net Cash Used in Investing Activities
Net cash used in investing activities was $29 million for the three months ended January 31, 2019 as compared to $24 million for the same period last year. For the three months ended January 31, 2019 and 2018, investments in property, plant and equipment were $31 million and $24 million, respectively, of which $10 million and $3 million, respectively, related to recovery from the northern California wildfires. In addition, for the three months ended January 31, 2019, we received $2 million from a divestiture closed last year.
We anticipate total 2019 capital spending to be approximately $135 million, which is $3 million higher than capital spending in fiscal 2018.
Net Cash Used in Financing Activities
In the three months ended January 31, 2019, we used $33 million for financing activities, which included $40 million for treasury stock repurchases and $23 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $30 million from issuance of common stock under employee stock plans.
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
For the three months ended January 31, 2018, net cash provided by financing activities was $6 million, which included $24 million from the issuance of common stock under employee stock plans, partially offset by payment of $15 million for taxes related to net share settlement of equity awards and payment of $3 million for acquisition-related contingent consideration.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the three months ended January 31, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of January 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2019.
2019 Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Other
There were no material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, to our contractual commitments (including non-cancellable operating leases) in the first three months of 2019.
There were no material changes in our liabilities toward uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. We are unable to accurately predict when these will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. There were no material changes during the three months ended January 31, 2019 to this information reported in the company’s 2018 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
Effective November 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes and control activities related to revenue recognition, including changes to our information systems. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2018 through November 30, 2018	686,398	$58.26	686,398	189,873,335
December 1, 2018 through December 31, 2018	—	—	—	189,873,335
January 1, 2019 through January 31, 2019	—	—	—	189,873,335
Total	686,398		686,398

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

Dated:	March 5, 2019	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2019	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)