Form 10-Q
period 2019-04-30
Keysight Technologies, Inc.
filed 2019-05-30
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM              TO
 COMMISSION FILE NUMBER: 001-36334
 KEYSIGHT TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	46-4254555
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification no.)

1400 FOUNTAINGROVE PARKWAY
SANTA ROSA, CALIFORNIA	95403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 829-4444
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.01 per share	KEYS	New York Stock Exchange, Inc.
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
The number of shares of common stock outstanding at May 29, 2019 was 188,170,970.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Net revenue:
Products	$911	$830	$1,748	$1,514
Services and other	179	160	348	313
Total net revenue	1,090	990	2,096	1,827
Costs and expenses:
Cost of products	360	370	707	709
Cost of services and other	82	81	163	154
Total costs	442	451	870	863
Research and development	171	160	344	310
Selling, general and administrative	300	305	588	600
Other operating expense (income), net	(8)	(12)	(12)	(15)
Total costs and expenses	905	904	1,790	1,758
Income from operations	185	86	306	69
Interest income	6	2	10	5
Interest expense	(20)	(21)	(40)	(43)
Other income (expense), net	22	16	37	29
Income before taxes	193	83	313	60
Provision (benefit) for income taxes	40	19	46	(98)
Net income	$153	$64	$267	$158

Net income per share:
Basic	$0.81	$0.34	$1.42	$0.84
Diluted	$0.80	$0.34	$1.40	$0.83

Weighted average shares used in computing net income per share:
Basic	188	188	188	187
Diluted	191	190	191	190

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Net income	$153	$64	$267	$158
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of zero, $1, zero and $1	—	—	—	(2)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero	—	—	(2)	2
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	—	(1)	1	(3)
Foreign currency translation, net of tax benefit (expense) of zero	(16)	(13)	14	28
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, $4, $7 and $7	8	11	21	21
Change in net prior service credit, net of tax benefit of $1, $2, $2 and $3	(4)	(4)	(7)	(8)
Other comprehensive income (loss)	(12)	(7)	27	38
Total comprehensive income	$141	$57	$294	$196

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	April 30, 2019	October 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,277	$913
Accounts receivable, net	660	624
Inventory	660	619
Other current assets	227	222
Total current assets	2,824	2,378
Property, plant and equipment, net	563	555
Goodwill	1,174	1,171
Other intangible assets, net	543	645
Long-term investments	42	46
Long-term deferred tax assets	727	750
Other assets	317	279
Total assets	$6,190	$5,824
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$500	$499
Accounts payable	236	242
Employee compensation and benefits	281	276
Deferred revenue	333	334
Income and other taxes payable	61	42
Other accrued liabilities	74	69
Total current liabilities	1,485	1,462
Long-term debt	1,292	1,291
Retirement and post-retirement benefits	214	224
Long-term deferred revenue	150	127
Other long-term liabilities	251	287
Total liabilities	3,392	3,391
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 193 million shares at April 30, 2019 and 191 million shares at October 31, 2018 issued	2	2
Treasury stock at cost; 5.4 million shares at April 30, 2019 and 4.4 million shares at October 31, 2018	(252)	(182)
Additional paid-in-capital	1,954	1,889
Retained earnings	1,555	1,212
Accumulated other comprehensive loss	(461)	(488)
Total stockholders' equity	2,798	2,433
Total liabilities and equity	$6,190	$5,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net income	$267	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48	53
Amortization	103	104
Share-based compensation	50	34
Deferred tax benefit	(2)	(237)
Excess and obsolete inventory-related charges	13	11
Gain on divestiture	(1)	(8)
Other non-cash expenses, net	(2)	5
Changes in assets and liabilities:
Accounts receivable	(28)	(31)
Inventory	(53)	(18)
Accounts payable	1	20
Employee compensation and benefits	5	23
Deferred revenue	85	71
Income taxes payable	(8)	125
Retirement and post-retirement benefits	(23)	(22)
Other assets and liabilities	6	(6)
Net cash provided by operating activities	461	282

Cash flows from investing activities:
Investments in property, plant and equipment	(60)	(58)
Proceeds from sale of investments	7	—
Proceeds from divestiture	2	12
Other investing activities	2	—
Net cash used in investing activities	(49)	(46)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	39	33
Payment of taxes related to net share settlement of equity awards	(24)	(16)
Payment of acquisition-related contingent consideration	—	(3)
Proceeds from credit facility	—	40
Repayment of debt and credit facility	—	(300)
Treasury stock repurchases	(69)	(28)
Net cash used by financing activities	(54)	(274)

Effect of exchange rate movements	5	4

Net increase (decrease) in cash, cash equivalents, and restricted cash	363	(34)
Cash, cash equivalents, and restricted cash at beginning of period	917	820
Cash, cash equivalents, and restricted cash at end of period	$1,280	$786

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance as of January 31, 2019	192,801	$2	$1,925	(5,050)	$(222)	$1,402	$(449)	$2,658
Net income	—	—	—	—	—	153	—	153
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12)	(12)
Issuance of common stock	416	—	7	—	—	—	—	7
Share-based compensation	—	—	22	—	—	—	—	22
Repurchase of common stock	—	—	—	(344)	(30)	—	—	(30)
Balance as of April 30, 2019	193,217	$2	$1,954	(5,394)	$(252)	$1,555	$(461)	$2,798

Balance as of October 31, 2018	191,204	$2	$1,889	(4,364)	$(182)	$1,212	$(488)	$2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	267	—	267
Other comprehensive income, net of tax	—	—	—	—	—	—	27	27
Issuance of common stock	2,013	—	15	—	—	—	—	15
Share-based compensation	—	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	(1,030)	(70)	—	—	(70)
Balance as of April 30, 2019	193,217	$2	$1,954	(5,394)	$(252)	$1,555	$(461)	$2,798

Balance as of January 31, 2018	189,800	$2	$1,815	(2,289)	$(62)	$1,141	$(412)	$2,484
Net income	—	—	—	—	—	64	—	64
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7)	(7)
Issuance of common stock	453	—	8	—	—	—	—	8
Share-based compensation	—	—	14	—	—	—	—	14
Repurchase of common stock	—	—	—	(773)	(40)	—	—	(40)
Balance as of April 30, 2018	190,253	$2	$1,837	(3,062)	$(102)	$1,205	$(419)	$2,523

Balance as of October 31, 2017	188,310	$2	$1,786	(2,289)	$(62)	$1,041	$(457)	$2,310
Adjustment due to adoption of new accounting standards	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	158	—	158
Other comprehensive income, net of tax	—	—	—	—	—	—	38	38
Issuance of common stock	1,943	—	17	—	—	—	—	17
Share-based compensation	—	—	34	—	—	—	—	34
Repurchase of common stock	—	—	—	(773)	(40)	—	—	(40)
Balance as of April 30, 2018	190,253	$2	$1,837	(3,062)	$(102)	$1,205	$(419)	$2,523

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2019 and October 31, 2018, our results of operations for the three and six months ended April 30, 2019 and 2018 and cash flows for the six months ended April 30, 2019 and 2018.
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
The cumulative effect of initially applying the new revenue standard to all open contracts as of November 1, 2018 was as follows:

	October 31, 2018	Adjustments Due to ASC 606	November 1, 2018
	(in millions)
Assets:
Accounts receivable, net	$624	$7	$631
Other current assets	222	28	250
Long-term deferred tax assets	750	(15)	735
Other assets	279	3	282
Liabilities:
Deferred revenue	$334	$(53)	$281
Income and other taxes payable	42	1	43
Other accrued liabilities	69	7	76
Long-term deferred revenue	127	(11)	116
Other long-term liabilities	287	3	290
Stockholders' equity:
Retained earnings	$1,212	$76	$1,288

The following tables summarize the impact of ASC 606 on our condensed consolidated financial statements:

	Three months ended
	April 30, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Net revenue:
Products	$911	$903	$8
Services and other	179	184	(5)
Total net revenue	1,090	1,087	3
Costs and expenses:
Cost of products	360	360	—
Cost of services and other	82	82	—
Total costs	442	442	—
Research and development	171	171	—
Selling, general and administrative	300	298	2
Other operating expense (income), net	(8)	(8)	—
Total costs and expenses	905	903	2
Income from operations	185	184	1
Interest income	6	6	—
Interest expense	(20)	(20)	—
Other income (expense), net	22	22	—
Income before taxes	193	192	1
Provision for income taxes	40	40	—
Net income	$153	$152	$1

Net income per share:
Basic	$0.81	$0.81	$—
Diluted	$0.80	$0.79	$0.01

	Six months ended
	April 30, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Net revenue:
Products	$1,748	$1,725	$23
Services and other	348	354	(6)
Total net revenue	2,096	2,079	17
Costs and expenses:
Cost of products	707	706	1
Cost of services and other	163	163	—
Total costs	870	869	1
Research and development	344	344	—
Selling, general and administrative	588	585	3
Other operating expense (income), net	(12)	(12)	—
Total costs and expenses	1,790	1,786	4
Income from operations	306	293	13
Interest income	10	10	—
Interest expense	(40)	(40)	—
Other income (expense), net	37	37	—
Income before taxes	313	300	13
Provision for income taxes	46	44	2
Net income	$267	$256	$11

Net income per share:
Basic	$1.42	$1.36	$0.06
Diluted	$1.40	$1.34	$0.06

	April 30, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets:
Accounts receivable, net	$660	$652	$8
Inventory	660	661	(1)
Other current assets	227	202	25
Long-term deferred tax assets	727	744	(17)
Other assets	317	314	3
Liabilities:
Deferred revenue	$333	$397	$(64)
Income and other taxes payable	61	60	1
Other accrued liabilities	74	67	7
Long-term deferred revenue	150	166	(16)
Other long-term liabilities	251	248	3
Stockholders' equity:
Retained earnings	$1,555	$1,468	$87

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
ASU 2016-02, Leases. In February 2016, the FASB issued guidance that will require substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We expect our leases designated as operating leases in Note 16 to the consolidated financial statements in our Annual Report on Form 10-K for fiscal year ended October 31, 2018 will be reported in the consolidated balance sheet upon adoption. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We expect to adopt the new standard on November 1, 2019 using the modified retrospective approach provided by ASU 2018-11, Leases: Targeted Improvements, that allows for a cumulative effect adjustment in the period of adoption. We will elect the transition package of practical expedients, which among other things, allows us to carry forward the historical lease classification. We do not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The company has selected a leasing software solution and is in the process of identifying changes to our business processes, systems, and controls to support adoption of the new standard.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance that adds or clarifies guidance on eight cash flow classification issues that had been creating diversity in practice. We adopted this guidance during the first quarter of 2019 retrospectively to all periods presented, which resulted in the following change to our previously reported condensed consolidated statement of cash flows for the six months ended April 30, 2018 related to the classification of acquisition-related contingent consideration.

	Six Months Ended April 30, 2018
	As Originally Reported	As Adjusted	Change
	(in millions)
Net cash provided by operating activities	$282	$282	$—
Net cash used in investing activities	$(49)	$(46)	$3
Net cash used in financing activities	$(271)	$(274)	$(3)

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

We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in our retirement plans and post-retirement benefit plans note as the basis for applying retrospective presentation for comparative periods as it is impractical to determine the disaggregation of the components for amounts capitalized and reclassified in those periods. On a prospective basis, the service cost component of net periodic pension and post-retirement benefit cost is presented with other current compensation costs in operating income. The remaining components are included in other income (expense) and will not be included in amounts capitalized in inventory or property, plant, and equipment. The effect of the retrospective presentation change related to the retirement plans and post-retirement benefit plans to our previously reported condensed consolidated statement of operations for the three and six months ended April 30, 2018 was as follows:

	Three Months Ended April 30, 2018			Six Months Ended April 30, 2018
	As Originally Reported	As Adjusted	Effect of Change Higher/(Lower)	As Originally Reported	As Adjusted	Effect of Change Higher/(Lower)
	(in millions)			(in millions)
Cost of products	$367	$370	$3	$704	$709	$5
Cost of services	$80	$81	$1	$153	$154	$1
Research and development	$156	$160	$4	$302	$310	$8
Selling, general and administrative	$299	$305	$6	$588	$600	$12
Other income (expense), net	$2	$16	$14	$3	$29	$26

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

	Three Months Ended April 30, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Region
Americas	$294	$66	$65	$425
Europe	90	71	18	179
Asia Pacific	292	162	32	486
Total net revenue	$676	$299	$115	$1,090

End Market
Aerospace, Defense & Government	$245	$—	$—	$245
Commercial Communications	431	—	—	431
Electronic Industrial	—	299	—	299
Ixia Solutions	—	—	115	115
Total net revenue	$676	$299	$115	$1,090

Timing of Revenue Recognition
Revenue recognized at a point in time	$619	$274	$68	$961
Revenue recognized over time	57	25	47	129
Total net revenue	$676	$299	$115	$1,090

	Six Months Ended April 30, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Region
Americas	$566	$123	$139	$828
Europe	186	134	38	358
Asia Pacific	547	299	64	910
Total net revenue	$1,299	$556	$241	$2,096

End Market
Aerospace, Defense & Government	$468	$—	$—	$468
Commercial Communications	831	—	—	831
Electronic Industrial	—	556	—	556
Ixia Solutions	—	—	241	241
Total net revenue	$1,299	$556	$241	$2,096

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,189	$509	$150	$1,848
Revenue recognized over time	110	47	91	248
Total net revenue	$1,299	$556	$241	$2,096

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets - Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $16 million at April 30, 2019 and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
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
The following table provides a roll-forward of our capitalized contract costs, current and non-current:

Six Months Ended
April 30, 2019
(in millions)
Balance at October 31, 2018	$—
Costs capitalized on November 1, 2018 due to ASC 606 adoption	29
Costs capitalized during the period	33
Costs amortized during the period	(36)
Balance at April 30, 2019	$26

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
Changes in contract liabilities, current and non-current, during the six months ended April 30, 2019 were as follows:

Contract Liabilities
(in millions)
Balance at October 31, 2018	$461
Impact of adopting new revenue standard	(64)
Balance at November 1, 2018	397
Deferral of revenue billed in current period, net of recognition	276
Revenue recognized that was deferred as of the beginning of the period	(191)
Foreign currency translation impact	1
Balance at April 30, 2019	$483

Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $280 million as of April 30, 2019, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of April 30, 2019, we expect to recognize approximately 26% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 37% during 2020, and 37% thereafter.
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
The impact of share-based compensation on our results was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Cost of products and services	$5	$4	$9	$7
Research and development	3	2	9	6
Selling, general and administrative	15	9	32	21
Total share-based compensation expense	$23	$15	$50	$34
The expense for the three and six months ended April 30, 2019 includes a mark-to-market adjustment of $4 million for financial metrics-based performance awards. At both April 30, 2019 and 2018, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted under the LTP Program that are based on total shareholder return ("TSR"):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Volatility of Keysight shares	26%	25%	25%	25%
Volatility of selected index	13%	14%	12%	14%
Price-wise correlation with selected peers	57%	57%	57%	57%

The TSR-based performance awards were valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The estimated fair value of restricted stock awards and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. We did not grant any option awards for the three and six months ended April 30, 2019 and 2018, respectively.
5.    INCOME TAXES
The company’s effective tax rate was 20.8 percent and 14.8 percent for the three and six months ended April 30, 2019, respectively. The income tax expense was $40 million and$46 million for the three and six months ended April 30, 2019, respectively. The income tax expense for the three months ended April 30, 2019 included a net discrete benefit of $5 million. The income tax expense for the six months ended April 30, 2019 included a net discrete benefit of $29 million, primarily related to a change in tax reserves resulting from a change in judgment.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in fiscal 2024. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2019 by $11 million and $19 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.06 and $0.10 for the three and six months ended April 30, 2019, respectively.
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
6.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Numerator:
Net income	$153	$64	$267	$158
Denominator:
Basic weighted-average shares	188	188	188	187
Potential common shares— stock options and other employee stock plans	3	2	3	3
Diluted weighted-average shares	191	190	191	190

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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For both the three and six months ended April 30, 2019 and 2018, we excluded zero options from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three and six months ended April 30, 2019, we excluded approximately zero shares and 1,000 shares, respectively. For the three and six months ended April 30, 2018, we excluded approximately 15,000 shares and 6,000 shares, respectively.
7.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $48 million and $11 million for the six months ended April 30, 2019 and 2018, respectively. There were higher tax payments in the first half of fiscal 2019 primarily due to increased tax liability resulting from U.S. tax legislation enacted in the first quarter of fiscal 2018. Cash paid for interest was $38 million and $41 million for the six months ended April 30, 2019 and 2018, respectively. The following table summarizes our non-cash investing activities that are not reflected in the condensed consolidated statement of cash flows:

	Six months ended
	April 30,
	2019	2018
	(in millions)
Non-cash investing activities
Increase (decrease) in unpaid capital expenditures in accounts payable	$7	$(9)
	$7	$(9)
Non-cash financing activities
Treasury stock repurchases pending settlement in other accrued liabilities	$(1)	$(12)
	$(1)	$(12)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	Six months ended
	April 30,
	2019	2018
	(in millions)
Cash and cash equivalents	$1,277	$784
Restricted cash included in other current assets	2	—
Restricted cash included in other assets	1	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,280	$786
Restricted cash consisted primarily of deposits held as collateral against bank guarantees.
8.    INVENTORY

	April 30, 2019	October 31, 2018
	(in millions)
Finished goods	$290	$283
Purchased parts and fabricated assemblies	370	336
Total inventory	$660	$619

Inventory-related excess and obsolescence charges recorded in total cost of products were $13 million and $11 million for the six months ended April 30, 2019 and 2018, respectively. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of April 30, 2019 and October 31, 2018 and the activity for the six months ended April 30, 2019 for each of our reportable operating segments were as follows. Prior period amounts have been reclassified to conform to our organizational change as described in Note 16, "Segment Information."

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Balance as of October 31, 2018:
Goodwill	$497	$267	$1,116	$1,880
Accumulated impairment losses	—	—	(709)	(709)
Goodwill as reported	497	267	407	1,171
Foreign currency translation impact	3	—	—	3
Balance as of April 30, 2019	$500	$267	$407	$1,174

Components of goodwill as of April 30, 2019:
Goodwill	$500	$267	$1,116	$1,883
Accumulated impairment losses	—	—	(709)	(709)
Goodwill as reported	$500	$267	$407	$1,174
The company has not identified any triggering events that indicate an impairment of goodwill in the six months ended April 30, 2019.
Other intangible assets as of April 30, 2019 and October 31, 2018 consisted of the following:

	Other Intangible Assets as of April 30, 2019			Other Intangible Assets as of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$835	$494	$341	$835	$415	$420
Backlog	13	13	—	13	13	—
Trademark/Tradename	33	17	16	33	14	19
Customer relationships	304	120	184	304	100	204
Non-compete agreements	1	—	1	1	—	1
Total amortizable intangible assets	1,186	644	542	1,186	542	644
In-Process R&D	1	—	1	1	—	1
Total	$1,187	$644	$543	$1,187	$542	$645
During the six months ended April 30, 2019, there was no foreign exchange translation impact to other intangible assets. For both the three and six months ended April 30, 2019 and 2018, amortization of other intangible assets was $51 million and $102 million, respectively.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2019 (remainder)	$101
2020	196
2021	128
2022	52
2023	44
Thereafter	21

10.	FAIR VALUE MEASUREMENTS
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2019 and October 31, 2018 were as follows:

	Fair Value Measurements at
	April 30, 2019					October 31, 2018
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$754	$754	$—	$—	$—	$484	$484	$—	$—	$—
Derivative instruments (foreign exchange contracts)	2	—	2	—	—	6	—	6	—	—
Long-term
Equity investments	33	33	—	—	—	30	30	—	—	—
Equity investments - other	9	—	—	—	9	16	—	—	—	16
Total assets measured at fair value	$798	$787	$2	$—	$9	$536	$514	$6	$—	$16
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	13	—	13	—	—	13	—	13	—	—
Total liabilities measured at fair value	$17	$—	$17	$—	$—	$19	$—	$19	$—	$—

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended	Six Months Ended
	April 30, 2019
	(in millions)
Net realized gains on investments sold	$1	$1
Net unrealized gains (losses) on investments still held	(2)	3
Other-than-temporary impairments of investments	—	—
Total	$(1)	$4

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
Equity investments including securities that are earmarked to pay the deferred compensation liability and the deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). During the three and six months ended April 30, 2019, we received proceeds of $7 million from the sale of a cost-method investment, classified as “Equity investments – other,” which was sold at cost. Realized gains and losses from the sale of these instruments are recorded in earnings.

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2019 was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2019.
There were 198 foreign exchange forward contracts open as of April 30, 2019 that were designated as cash flow hedges. There were 63 foreign exchange forward contracts as of April 30, 2019 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2019 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$14	$153
British Pound	—	(55)
Singapore Dollar	15	—
Malaysian Ringgit	84	1
Japanese Yen	(74)	(38)
Other currencies	(18)	1
Total	$21	$62
Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2019 and October 31, 2018 were as follows:

Fair Values of Derivative Instruments
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2019	October 31, 2018	Balance Sheet Location	April 30, 2019	October 31, 2018
	(in millions)			(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$5	Other accrued liabilities	$2	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	—	1	Other accrued liabilities	2	2
Total derivatives	$2	$6		$4	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$—	$—	$(2)	$2
Gain (loss) reclassified from accumulated other comprehensive income into earnings:
Cost of products	$—	$1	$—	$3
Selling, general and administrative	$—	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value:
Cost of products	$—	$—	$1	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(2)	$—	$(5)	$1
The estimated amount of existing net loss at April 30, 2019 expected to be reclassified from accumulated other comprehensive income to earnings within the next twelve months is $1 million.
12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2019 and 2018, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended April 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$5	$6	$4	$4	$—	$1
Interest cost on benefit obligation	7	6	5	6	2	1
Expected return on plan assets	(10)	(9)	(20)	(23)	(3)	(3)
Amortization:
Net actuarial loss	2	3	7	7	2	4
Prior service credit	(1)	(2)	—	—	(4)	(4)
Settlement loss	—	—	—	—	—	$—
Net periodic benefit cost (benefit)	$3	$4	$(4)	$(6)	$(3)	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended April 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$10	$12	$7	$7	$—	$1
Interest cost on benefit obligation	14	12	11	12	4	3
Expected return on plan assets	(21)	(18)	(39)	(44)	(6)	(7)
Amortization:
Net actuarial loss	5	6	14	13	4	8
Prior service credit	(2)	(4)	—	—	(7)	(7)
Settlement loss	—	—	2	—	—	—
Net periodic benefit cost (benefit)	$6	$8	$(5)	$(12)	$(5)	$(2)

We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs and the non-service components of net periodic benefit cost (benefit) such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses are reported within other income (expense) in the condensed consolidated statement of operations.
We did not contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan during the three and six months ended April 30, 2019 and 2018. We contributed $7 million and $15 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2019, respectively, and we contributed $7 million and $16 million to our Non-U.S. Defined Benefit Plans during the three and months ended April 30, 2018, respectively.
For the remainder of 2019, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $15 million to our Non-U.S. Defined Benefit Plans.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2019	2018
	(in millions)
Beginning balance	$45	$45
Accruals for warranties including change in estimate	15	18
Settlements made during the period	(18)	(17)
Ending balance	$42	$46

Accruals for warranties due within one year	$24	$26
Accruals for warranties due after one year	18	20
Ending balance	$42	$46
Commitments
During the six months ended April 30, 2019, there were no material changes to the operating and capital lease commitments reported in the company’s 2018 Annual Report on Form 10-K.
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

14.    DEBT
The following table summarizes the components of our long-term debt:

	April 30, 2019	October 31, 2018
	(in millions)
2019 senior unsecured notes at 3.30% (net of unamortized costs of zero and $1)	$500	$499
2024 senior unsecured notes at 4.55% (net of unamortized costs of $3 and $3)	597	597
2027 senior unsecured notes at 4.60% (net of unamortized costs of $5 and $6)	695	694
Total debt	1,792	1,790
Less: short-term debt	500	499
Total long-term debt	$1,292	$1,291

Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2019.
2019 Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
As of April 30, 2019 and October 31, 2018, we had $28 million and $26 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $57 million and $3 million as of April 30, 2019 and October 31, 2018, respectively.
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
For the six months ended April 30, 2019, we repurchased 1,030,120 shares of common stock for $70 million. There were $1 million stock repurchases pending settlement as of April 30, 2019. For the six months ended April 30, 2018, we repurchased 773,352 shares of common stock for $40 million. There were $12 million stock repurchases pending settlement as of April 30, 2018.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2019 and 2018 were as follows:

	Unrealized gain (loss) on investments	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of January 31, 2019	$—	$(30)	$(432)	$16	$(3)	$(449)
Other comprehensive income (loss) before reclassifications	—	(16)	—	—	—	(16)
Amounts reclassified out of accumulated other comprehensive loss	—	—	12	(5)	—	7
Tax (expense) benefit	—	—	(4)	1	—	(3)
Other comprehensive income (loss)	—	(16)	8	(4)	—	(12)
As of April 30, 2019	$—	$(46)	$(424)	$12	$(3)	$(461)

As of October 31, 2018	$—	$(60)	$(445)	$19	$(2)	$(488)
Other comprehensive income (loss) before reclassifications	—	14	2	—	(2)	14
Amounts reclassified out of accumulated other comprehensive loss	—	—	26	(9)	1	18
Tax (expense) benefit	—	—	(7)	2	—	(5)
Other comprehensive income (loss)	—	14	21	(7)	(1)	27
As of April 30, 2019	$—	$(46)	$(424)	$12	$(3)	$(461)

As of January 31, 2018	$12	$2	$(458)	$31	$1	$(412)
Other comprehensive income (loss) before reclassifications	(1)	(13)	1	—	—	(13)
Amounts reclassified out of accumulated other comprehensive loss	—	—	14	(6)	(1)	7
Tax (expense) benefit	1	—	(4)	2	—	(1)
Other comprehensive income (loss)	—	(13)	11	(4)	(1)	(7)
As of April 30, 2018	$12	$(11)	$(447)	$27	$—	$(419)

As of October 31, 2017	$14	$(39)	$(468)	$35	$1	$(457)
Other comprehensive income (loss) before reclassifications	(3)	28	1	—	2	28
Amounts reclassified out of accumulated other comprehensive loss	—	—	27	(11)	(3)	13
Tax (expense) benefit	1	—	(7)	3	—	(3)
Other comprehensive income (loss)	(2)	28	21	(8)	(1)	38
As of April 30, 2018	$12	$(11)	$(447)	$27	$—	$(419)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2019 and 2018 were as follows:

Details about Accumulated Other Comprehensive Loss Components					Affected Line Item in Statement of Operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Unrealized gain (loss) on derivatives	$—	$1	$—	$3	Cost of products
	—	—	(1)	—	Selling, general and administrative
	—	—	—	—	Provision for income taxes
	—	1	(1)	3	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(12)	(14)	(26)	(27)
Prior service credits	5	6	9	11
	(7)	(8)	(17)	(16)	Total before income tax
	3	2	4	4	Provision for income taxes
	(4)	(6)	(13)	(12)	Net of income tax

Total reclassifications for the period	$(4)	$(5)	$(14)	$(9)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12, "Retirement Plans and Post-Retirement Benefit Plans").

16.	SEGMENT INFORMATION
We provide electronic design and test solutions, which are used in the design, development, manufacture, installation, deployment, validation, optimization and secure operation of electronics systems, to communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product lifecycle, including start-up assistance, instrument productivity, application services and instrument calibration and repair.
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
The Electronic Industrial Solutions Group provides test and measurement solutions to customers across a broad set of electronic industrial end markets, focusing on high-growth applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics manufacturing.

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
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring and related costs, northern California wildfire-related costs, interest income, interest expense and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Three months ended April 30, 2019:
Total net revenue	$676	$299	$115	$1,090
Amortization of acquisition-related balances	—	—	3	3
Total segment revenue	$676	$299	$118	$1,093
Segment income from operations	$187	$78	$3	$268

Three months ended April 30, 2018:
Total net revenue	$626	$282	$82	$990
Amortization of acquisition-related balances	1	—	8	9
Total segment revenue	$627	$282	$90	$999
Segment income (loss) from operations	$132	$68	$(10)	$190

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Six months ended April 30, 2019:
Total net revenue	$1,299	$556	$241	$2,096
Amortization of acquisition-related balances	—	—	6	6
Total segment revenue	$1,299	$556	$247	$2,102
Segment income from operations	$325	$132	$15	$472

Six months ended April 30, 2018:
Total net revenue	$1,126	$511	$190	$1,827
Amortization of acquisition-related balances	1	—	27	28
Total segment revenue	$1,127	$511	$217	$1,855
Segment income from operations	$195	$106	$8	$309

The following table reconciles reportable operating segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Total reportable operating segments' income from operations	$268	$190	$472	$309
Share-based compensation expense	(23)	(15)	(50)	(34)
Amortization of acquisition-related balances	(54)	(65)	(108)	(154)
Acquisition and integration costs	—	(17)	(2)	(36)
Restructuring and related costs	(6)	(11)	(6)	(13)
Northern California wildfire-related costs	—	—	—	(7)
Other	—	4	—	4
Income from operations, as reported	185	86	306	69
Interest income	6	2	10	5
Interest expense	(20)	(21)	(40)	(43)
Other income (expense), net	22	16	37	29
Income before taxes, as reported	$193	$83	$313	$60

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Assets:
As of April 30, 2019	$2,126	$912	$1,403	$4,441
As of October 31, 2018	$2,115	$888	$1,327	$4,330

17.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
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
For the three and six months ended April 30, 2019, we recognized immaterial costs, net of expected insurance recoveries. For the three and six months ended April 30, 2018, we recognized costs of zero and $7 million, respectively, net of $32 million and $63 million, respectively, of expected insurance recoveries. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.
For the six months ended April 30, 2019 and 2018, we received insurance proceeds of $22 million and $40 million, respectively, for covered expenses incurred. Combined with $68 million received in fiscal 2018, we have received insurance proceeds related to recovery from the northern California wildfires of $90 million to date, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured retention amount.
In addition, for the six months ended April 30, 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $7 million and $9 million, respectively. Combined with capital expenditures of $27 million in fiscal 2018, we have made investments in property, plant and equipment related to fire recovery of $34 million to date that are expected to be covered by insurance.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
 The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, and our and the combined group's estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Overview and Executive Summary
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company providing electronic design and test solutions, which are used in the design, development, manufacture, installation, deployment, validation, optimization and secure operation of electronics systems, to communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product lifecycle, including start-up assistance, instrument productivity, application services and instrument calibration and repair.

We invest in research and development ("R&D") to align our business with available markets and position the company for growth. Our R&D efforts focus on improvements to existing software and hardware products and development to support new software and hardware product introductions and complete customer solutions aligned to the industries we serve. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, customer solutions, products and services.
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
Effective November 1, 2018, Keysight adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective transition method. Prior period comparative information has not been adjusted and is reported under the accounting standards in effect for that period. For the three and six months ended April 30, 2019, the impact of adopting the new revenue standard increased our net sales by approximately $3 million and $17 million, respectively, primarily driven by the strength of our subscription software sales. While the impact of the new standard is largely driven by our sales mix, which can vary from period to period, we do not expect the adoption of the new revenue standard to have a material impact on our net revenue during the remainder of fiscal 2019. See Note 2, "New Accounting Pronouncements," to the condensed consolidated financial statements for additional information.
Three and six months ended April 30, 2019 and 2018
Total orders for the three and six months ended April 30, 2019 were $1,121 million and $2,137 million, respectively, an increase of 14 percent and 10 percent, respectively, when compared to the same periods last year and an increase of 16 percent and 12 percent, respectively, excluding the impact of currency fluctuations and divestitures. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the order growth for both the three and six months ended April 30, 2019.
Net revenue for the three and six months ended April 30, 2019 was $1,090 million and $2,096 million, respectively, an increase of 10 percent and 15 percent, respectively, when compared to the same periods last year and an increase of 12 percent and 17 percent, respectively, excluding the impact of currency fluctuations and divestitures. Currency fluctuations contributed 2 percentage points unfavorable impact to the revenue growth for the three months ended April 30, 2019. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the revenue growth for the six months ended April 30, 2019. The Communications Solutions Group led the overall revenue growth with strong growth in the commercial communications market, complemented by strong growth in the Ixia Solutions Group and the Electronic Industrial Solutions Group. Revenue from the Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group represented approximately 62 percent, 27 percent and 11 percent, respectively, of the total revenue for both the three and six months ended April 30, 2019.
Net income for the three and six months ended April 30, 2019 was income of $153 million and $267 million, respectively, compared to $64 million and $158 million, respectively, for the same periods last year. The increase in net income for the three months ended April 30, 2019 was driven by higher revenue volume and favorable mix, partially offset by an increase in people-related costs and higher research and development investments in leading-edge technologies and key growth opportunities in our end markets. The increase in net income for the six months ended April 30, 2019 was driven by higher revenue volume, favorable mix and declines in both acquisition and integration costs and amortization of acquisition-related balances, partially offset by a favorable income tax benefit in the prior period from the new U.S. tax legislation, an increase in variable people-related costs and higher research and development investments in leading-edge technologies and key growth opportunities in our end markets.
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
For the three and six months ended April 30, 2019, we recognized immaterial costs, net of expected insurance recoveries. For the three and six months ended April 30, 2018, we recognized costs of zero and $7 million, respectively, net of $32 million and $63 million, respectively, of expected insurance recoveries. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.

For the six months ended April 30, 2019 and 2018, we received insurance proceeds of $22 million and $40 million, respectively, for covered expenses incurred. Combined with $68 million received in fiscal 2018, we have received insurance proceeds related to recovery from the northern California wildfires of $90 million to date, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured retention amount.
In addition, for the six months ended April 30, 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $7 million and $9 million, respectively. Combined with capital expenditures of $27 million in fiscal 2018, we have made investments in property, plant and equipment related to fire recovery of $34 million to date that are expected to be covered by insurance.
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
Outlook
Our strategy of bringing solutions to market that help customers accelerate innovation provides a platform for long-term growth. Next-generation R&D investment remains strong across our end markets, and we are still in the early stages of these emerging technologies. Internally, we are working to improve operational efficiency across all functions. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies. We have and will continue to comply with U.S. Department of Commerce export control regulations regarding China. While short-term uncertainties exist, we remain confident in our end markets and are well positioned to capture future growth opportunities.
Critical Accounting Policies and Estimates
There were no material changes during the three and six months ended April 30, 2019 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Changes to our accounting policy for revenue recognition as a result of adopting Accounting Standard Update 2014-09, Revenue from Contracts with Customers, are discussed in Note 2, "New Accounting Pronouncements," to the condensed consolidated financial statements.
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

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months

Orders	$1,121	$987	$2,137	$1,951	14%	10%
Net revenue:
Products	$911	$830	$1,748	$1,514	10%	15%
Services and other	179	160	348	313	12%	11%
Total net revenue	$1,090	$990	$2,096	$1,827	10%	15%

Orders
Total orders for the three and six months ended April 30, 2019 were $1,121 million and $2,137 million, respectively, an increase of 14 percent and 10 percent, respectively, when compared to the same periods last year and an increase of 16 percent and 12 percent, respectively, excluding the impact of currency fluctuations and divestitures. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the order growth for both the three and six months ended April 30, 2019. For the three and six months ended April 30, 2019, orders grew across all regions.
Net Revenue
The following table provides the percent change in net revenue for the three and six months ended April 30, 2019 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Six Months Ended
	April 30, 2019		April 30, 2019
Geographic Region	Actual	Currency Adjusted	Actual	Currency Adjusted
Americas	12%	12%	15%	15%
Europe	(2)%	2%	2%	5%
Asia Pacific	13%	15%	21%	22%
Total net revenue	10%	12%	15%	16%
Net revenue for the three and six months ended April 30, 2019 was $1,090 million and $2,096 million, respectively, an increase of 10 percent and 15 percent, respectively, when compared to the same periods last year and an increase of 12 percent and 17 percent, respectively, excluding the impact of currency fluctuations and divestitures. Currency fluctuations and divestitures each contributed 1 percentage point unfavorable impact to the revenue growth for the six months ended April 30, 2019. Currency had an unfavorable impact of 4 percent and 2 percent on revenue growth in Europe and Asia Pacific, respectively, for the three months ended April 30, 2019. Currency had an unfavorable impact of 3 percent and 1 percent on revenue growth in Europe and Asia Pacific, respectively, for the six months ended April 30, 2019.
Costs and Expenses

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Total gross margin	59.5%	54.5%	58.5%	52.8%	5 ppts	6 ppts
Operating margin	17.0%	8.7%	14.6%	3.8%	8 ppts	11 ppts

in millions
Research and development	$171	$160	$344	$310	7%	11%
Selling, general and administrative	$300	$305	$588	$600	(1)%	(2)%
Other operating expense (income), net	$(8)	$(12)	$(12)	$(15)	(27)%	(16)%
 Gross margin increased 5 percentage points and 6 percentage points for the three and six months ended April 30, 2019, respectively, compared to the same periods last year. For the three months ended April 30, 2019, gains were primarily driven by revenue volume, favorable mix and a decline in variable people-related costs. For the six months ended April 30, 2019, gross margin gains were primarily driven by revenue volume and favorable mix.

Research and development expense increased 7 percent and 11 percent for the three and six months ended April 30, 2019, respectively, compared to the same periods last year. For the three months ended April 30, 2019, the increase was primarily driven by greater investment in leading-edge technologies, key growth opportunities in our end markets and higher infrastructure-related costs. For the six months ended April 30, 2019, the increase was primarily driven by greater investment in leading-edge technologies, key growth opportunities in our end markets, people-related costs and higher infrastructure-related costs. As a percentage of revenue, research and development expense was 16 percent for both the three and six months ended April 30, 2019, as compared to 16 percent and 17 percent, respectively, for the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses decreased 1 percent and 2 percent for the three and six months ended April 30, 2019, respectively, compared to the same periods last year. The decrease was primarily driven by declines in acquisition and integration costs, favorable foreign currency movements and restructuring-related costs, partially offset by increases in people-related costs.
Other operating expense (income), net was income of $8 million and $12 million for the three and six months ended April 30, 2019, respectively, compared to income of $12 million and $15 million, respectively, for the same periods last year.
Operating margin for the three and six months ended April 30, 2019 increased 8 percentage points and 11 percentage points, respectively, compared to the same periods last year, primarily driven by gross margin gains related to revenue volume and favorable mix, lower acquisition and integration costs, favorable foreign currency movements and lower restructuring-related costs, partially offset by an increase in people-related costs.
As of April 30, 2019, our headcount was approximately 13,000 compared to approximately 12,800 at April 30, 2018.
Interest Expense
Interest expense for the three and six months ended April 30, 2019 was $20 million and $40 million, respectively, as compared to $21 million and $43 million, respectively, for the comparable periods last year and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three and six months ended April 30, 2019 was income of $22 million and $37 million compared to $16 million and $29 million for the same periods last year and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits). The three and six months ended April 30, 2019 also includes the change in fair value of our equity investments and a gain from insurance proceeds.
Income Taxes
The company’s effective tax rate was 20.8 percent and 14.8 percent for the three and six months ended April 30, 2019, respectively. The income tax expense was $40 million and $46 million for the three and six months ended April 30, 2019, respectively. The income tax expense for the three months ended April 30, 2019 included a net discrete benefit of $5 million. The income tax expense for the six months ended April 30, 2019 included a net discrete benefit of $29 million, primarily related to a change in tax reserves resulting from a change in judgment.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in fiscal 2024. The impact of tax incentives decreased the income tax provision for the three and six months ended April 30, 2019 by $11 million and $19 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.06 and $0.10 for the three and six months ended April 30, 2019, respectively.
The open tax years for the IRS and most states are from November 1, 2014 through the current tax year. For the majority of our foreign entities, the open tax years are from August 1, 2014 through the current tax year. For certain foreign entities, the tax years remain open back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
At April 30, 2019, our estimated annual effective tax rate for fiscal 2019 is an expense of 23.3 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the impact of the mix of earnings in non-U.S. jurisdictions taxed at lower rates, the U.S. GILTI tax on earnings in non-U.S. jurisdictions net of U.S. foreign tax credits, reserves for uncertain tax positions, the U.S. federal research and development tax credit, and the impact of permanent differences.
We do not recognize deferred taxes for temporary differences expected to impact the GILTI tax expense in future years. We recognize the tax expense related to GILTI in each year in which the tax is incurred.
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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)		(in millions)
Net revenue	$676	$627	$1,299	$1,127	8%	15%
The Communications Solutions Group revenue for the three and six months ended April 30, 2019 increased 8 percent and 15 percent, respectively, when compared to the same periods last year and grew 10 percent and 18 percent, respectively, excluding the impact of foreign currencies and divestitures. For the three months ended April 30, 2019, revenue growth was driven by strength in the commercial communication market, partially offset by a decline in the aerospace, defense and government market. For the six months ended April 30, 2019, revenue growth was driven by strength in the commercial communications market, whereas the aerospace, defense and government market remained flat.
Revenue from the commercial communications market represented approximately 64 percent of the total Communications Solutions Group revenue for both the three and six months ended April 30, 2019, and increased 16 percent and 27 percent year-over-year, respectively. For the three and six months ended April 30, 2019, revenue grew across all geographies. The commercial communications market revenue growth was primarily driven by increased 5G R&D demand across the wireless ecosystem and growth in data center related next-generation 400 gigabit Ethernet and higher digital test.
Revenue from the aerospace, defense and government market represented approximately 36 percent of the total Communications Solutions Group revenue for both the three and six months ended April 30, 2019, and decreased 4 percent and remained flat year-over-year, respectively. For the three months ended April 30, 2019, revenue declines in Europe and Asia Pacific were partially offset by growth in the Americas. For the six months ended April 30, 2019, revenue growth in the Americas and Asia Pacific was offset by a decline in Europe.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2019 versus the three and six months ended April 30, 2018.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Total gross margin	63.4%	58.2%	62.3%	57.8%	5 ppts	4 ppts
Operating margin	27.7%	21.0%	25.1%	17.3%	7 ppts	8 ppts

in millions
Research and development	$93	$89	$189	$173	4%	9%
Selling, general and administrative	$150	$146	$298	$288	2%	3%
Other operating expense (income), net	$(2)	$(3)	$(4)	$(5)	(30)%	(20)%
Income from operations	$187	$132	$325	$195	42%	67%
Gross margin for the three and six months ended April 30, 2019 increased 5 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Gross margin gains were driven by higher revenue volume, favorable mix and lower warranty expenses.
Research and development expense for the three and six months ended April 30, 2019 increased 4 percent and 9 percent, respectively, compared to the same periods last year. For the three months ended April 30, 2019, the increase in research and development expense was primarily driven by investments in leading-edge technologies and key growth opportunities in our end markets and infrastructure-related costs, partially offset by a decline in variable people-related costs. For the six months ended April 30, 2019, the increase in research and development expense was primarily driven by investments in leading-edge technologies and key growth opportunities in our end markets, infrastructure-related costs and people-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.

Selling, general and administrative expense for the three and six months ended April 30, 2019 increased 2 percent and 3 percent, respectively, compared to the same periods last year. For the three and six months ended April 30, 2019, the increase in selling, general and administrative expense was primarily driven by an increase in marketing-related investments and selling costs.
Other operating expense (income), net was income of $2 million and $3 million, respectively, for the three and six months ended April 30, 2019, compared to income of $4 million and $5 million, respectively for the same periods last year.
Income from Operations
Income from operations for the three and six months ended April 30, 2019 increased $55 million and $130 million, respectively, on a corresponding revenue increase of $49 million and $172 million, respectively, when compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2019 increased 7 percentage points and 8 percentage points, respectively, when compared to the same periods last year, driven by higher revenue volume and favorable mix, partially offset by an increase in marketing-related investments.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services to customers across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for semiconductor design and manufacturing, consumer electronics, education and general electronics design and manufacturing. The group provides electronic design and test software, instruments, systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. Prior period amounts have been revised to conform to our new organizational structure described previously in the Segment Overview.
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)		(in millions)
Net revenue	$299	$282	$556	$511	6%	9%
The Electronic Industrial Solutions Group revenue for the three and six months ended April 30, 2019 increased 6 percent and 9 percent, respectively, when compared to the same periods last year, and grew 8 percent and 11 percent, respectively, excluding the impact of foreign currencies and divestitures. Revenue growth was driven by strength in the general electronics measurement market, automotive and energy market and the semiconductor measurement market, with growth across all regions.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2019 versus the three and six months ended April 30, 2018.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Total gross margin	61.3%	59.0%	60.2%	57.9%	2 ppts	2 ppts
Operating margin	26.1%	23.9%	23.7%	20.8%	2 ppts	3 ppts

in millions
Research and development	$42	$37	$81	$71	12%	14%
Selling, general and administrative	$64	$63	$123	$121	1%	2%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	(37)%	(25)%
Income from operations	$78	$68	$132	$106	16%	24%
Gross margin increased 2 percentage points for both the three and six months ended April 30, 2019, compared to the same periods last year, primarily driven by revenue volume and favorable mix.

Research and development expense for the three and six months ended April 30, 2019 increased 12 percent and 14 percent, respectively, compared to the same periods last year, primarily driven by continued investments in leading-edge technologies and key growth opportunities in our end markets and infrastructure-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three and six months ended April 30, 2019 increased 1 percent and 2 percent, respectively, compared to the same periods last year, primarily due to an increase in marketing-related investments.
Other operating expense (income) for both the three months ended April 30, 2019 and 2018 was income of $1 million. Other operating expense (income) for both the six months ended April 30, 2019 and 2018 was income of $2 million.
Income from Operations
Income from operations for the three and six months ended April 30, 2019 increased $10 million and $26 million, respectively, on a corresponding revenue increase of $17 million and $45 million, respectively, when compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2019 increased 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. The operating margin increase was primarily driven by higher revenue volume and favorable mix partially offset by investments in research and development and marketing.
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
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)		(in millions)
Net revenue	$118	$90	$247	$217	32%	14%
The Ixia Solutions Group revenue for the three and six months ended April 30, 2019 increased 32 percent and 14 percent, respectively, when compared to the same periods last year, primarily driven by strong growth in both network visibility solutions and network test solutions. For the three and six months ended April 30, 2018, revenue was negatively impacted due to integration challenges that have been resolved. Solid revenue growth in Asia-Pacific and the Americas was partially offset by a decline in Europe.
Gross Margin and Operating Margin
The following table shows the Ixia Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2019 versus the three and six months ended April 30, 2018.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Total gross margin	71.5%	75.6%	71.4%	75.6%	(4) ppts	(4) ppts
Operating margin	2.6%	(10.6)%	6.0%	3.9%	13 ppts	2 ppts

in millions
Research and development	$32	$30	$64	$56	7%	15%
Selling, general and administrative	$50	$47	$98	$100	6%	(2)%
Other operating expense (income), net	$(1)	$—	$(1)	$—	—	—
Income (loss) from operations	$3	$(10)	$15	$8	133%	77%

Gross margin decreased 4 percentage points for both the three and six months ended April 30, 2019 compared to the same periods last year, primarily due to a higher allocation of company infrastructure-related costs after integration.
Research and development expense for the three and six months ended April 30, 2019 increased 7 percent and 15 percent, respectively, compared to the same periods last year, primarily due to increases in variable and other people-related costs and a higher allocation of company infrastructure-related costs after integration.
Selling, general and administrative expense for the three and six months ended April 30, 2019 increased 6 percent and declined 2 percent, respectively, when compared to the same periods last year. For the three months ended April 30, 2019, the increase was primarily driven by an increase in infrastructure-related costs after acquisition. For the six months ended April 30, 2019, the decline was primarily driven by cost synergies derived from integration, partially offset by an increase in infrastructure-related costs.
Income from Operations
Income from operations for the three and six months ended April 30, 2019 increased $13 million and $7 million, respectively, on a corresponding revenue increase of $28 million and $30 million, respectively, when compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2019 increased 13 percentage points and 2 percentage points, respectively, when compared to the same periods last year, primarily driven by volume-related gains and cost synergies resulting from integration, partially offset by a higher allocation of company infrastructure-related costs after integration.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of April 30, 2019 consisted of cash, cash equivalents and restricted cash of $1,280 million as compared to $917 million as of October 31, 2018.
As of April 30, 2019, approximately $844 million of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
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
Net cash provided by operating activities was $461 million for the six months ended April 30, 2019, compared to $282 million for the same period in 2018.

•
Net income for the six months ended April 30, 2019 increased $109 million compared to the same period last year. Non-cash adjustments increased $247 million primarily due to a decrease in deferred tax benefits from the 2018 U.S. tax legislation in the six months ended April 30, 2018.

•
The aggregate of accounts receivable, inventory and accounts payable used net operating cash of $80 million during the first six months of fiscal 2019 compared to net cash used of $29 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable, deferred revenue and other assets and liabilities provided net operating cash of $88 million during the first six months of fiscal 2019 compared to net cash provided of $213 million in the comparable period last year. The difference is primarily due to lower cash from income taxes payable due to the establishment of a long-term transition tax liability from the 2018 U.S. tax legislation recognized in the six months ended April 30, 2018, and higher variable compensation payments, partially offset by lower cash outflow for fire-related recovery. For the six months ended April 30, 2019 and 2018, we received insurance proceeds of $22 million and $40 million, respectively, associated with the northern California wildfires. Also, for the six months ended April 30, 2018, we received insurance proceeds of $26 million for Singapore fire-related expenses.

•
We contributed $15 million to our non-U.S. defined benefit plans during the first six months of fiscal 2019 compared to $16 million in the same period last year. We expect to contribute $15 million to our non-U.S. defined benefit plans during the remainder of 2019. For the six months ended April 30, 2019 and 2018, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan, and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2019.

Net Cash Used in Investing Activities
Net cash used in investing activities was $49 million for the six months ended April 30, 2019 as compared to $46 million for the same period last year. For the six months ended April 30, 2019 and 2018, investments in property, plant and equipment were $60 million and $58 million, respectively, of which $7 million and $9 million, respectively, related to recovery from the northern California wildfires. For the six months ended April 30, 2019, we received proceeds of $7 million from the sale of a cost-method investment.
We anticipate total 2019 capital spending, including investments related to recovery from northern California wildfires, to be approximately $135 million, which is $3 million higher than capital spending in fiscal 2018.
Net Cash Used in Financing Activities
In the six months ended April 30, 2019, we used $54 million for financing activities, which included $69 million for treasury stock repurchases and $24 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $39 million from issuance of common stock under employee stock plans.
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
For the six months ended April 30, 2018, net cash used by financing activities was $274 million, which included $300 million for repayment of term loan borrowings and revolving credit facility, $28 million for treasury stock repurchases, $16 million for tax payments related to net share settlement of equity awards and payment of $3 million for acquisition-related contingent consideration, partially offset by $33 million from issuance of common stock under employee stock plans and $40 million from proceeds of a revolving credit facility.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the six months ended April 30, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of April 30, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2019.
2019 Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Other
As of April 30, 2019, our contractual obligations reported under “other purchase commitments” were approximately $81 million, an increase of approximately $22 million from October 31, 2018, primarily due to new contracts that were executed during the period. There were no other material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, to our contractual commitments (including non-cancellable operating leases) in the first six months of 2019.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. There were no material changes during the six months ended April 30, 2019 to this information reported in the company’s 2018 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
Effective November 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes and control activities related to revenue recognition, including changes to our information systems. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We are currently devoting significant resources to the 5G technology and other new technologies in the automotive, battery, Internet of Things, and mobile industries. We are investing in R&D, developing relationships with customers and suppliers, and re-directing our corporate and operational resources to grow within these innovative technologies. Our income could be harmed if we fail to gain sufficient market share, if demand for our solutions is lower than we expect, or if our income related to the innovative technologies is lower than we anticipate. For example, when the 5G standards are published, we may not be able to produce a satisfactory return on investment if our strategic vision and the resources that we are spending on developing our presence in the 5G technology industry turn out to be misaligned with such standards. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
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
Nationalistic economic policies and political trends in the United States, the United Kingdom, the European Union, Singapore, Malaysia and China among other countries, such as opposition to globalization and free trade, sanctions or trade restrictions, withdrawal from or re-negotiation of global trade agreements, tax policies that favor domestic industries and interests, the anticipated exit of the United Kingdom from the European Union (known as Brexit), the distancing or potential exit of other countries from the European Union, and other similar actions may result in increased transaction costs, reduced ability to hire employees, reduced access to supplies and materials, reduced demand or access to customers in international markets, and inability to conduct our operations as they have been conducted historically. Each of these factors may adversely affect our business.
International trade disputes and increased tariffs between the United States and such jurisdictions could substantially change our expectations and ability to operate in such jurisdictions as we have done historically. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in China. If the U.S.’s relationship with China deteriorates or results in trade disputes, trade protection measures, retaliatory actions, tariffs and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected due to such changes in the economic and political ecosystem in which our suppliers, vendors, customers, partners, and other entities with whom we do business operate.
A decreased demand for our customers’ products and trade restrictions on our ability to do business with our customers could adversely affect our results of operations.
Our business depends to an extent on our customers’ ability to manufacture, design, and sell their products in the marketplace. International trade disputes affecting our customers could adversely affect our business. Tariffs on imports to or from China could increase the cost of our customers’ components and raw materials, which could make our customers’ products and services more expensive and could reduce demand for our customers’ products. Protectionist and retaliatory trade measures by either China or the United States could limit our customers’ ability to sell their products and services and could reduce demand of our customers’ products. Our customers and other entities in our customer chain could decide to take actions in response to international trade disputes that we could not foresee. A decrease in demand or significant change in operations from our customers due to international trade disputes could adversely affect our operating results and financial condition.
In addition to the above, our customers and suppliers could become subject to U.S. export restrictions and sanctions, such as, being added to the U.S. Department of Commerce’s “Lists of Parties of Concern” and having U.S. export privileges denied or suspended. In the event that a customer or supplier of ours becomes subject to such sanctions, we will suspend our business with such customer or supplier. Because of the increasingly tense political and economic relationship between the United States and China, such sanctions could be imposed with little notice, which could leave us without an adequate alternative solution to compensate for our inability to continue to do business with such customer or supplier. Some of our suppliers and customers in the supply chain are working on unique solutions and products in the market, and it may be difficult if not impossible to replace them, especially with short notice. We cannot predict what impact future sanctions could have on our customers or suppliers, and therefore, our business. Any export restrictions or sanctions and any tariffs or other trade restriction imposed on our customers or suppliers could adversely affect our financial condition and business.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2019.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2019 through February 29, 2019	—	—	—	189,873,335
March 1, 2019 through March 31, 2019	231,193	85.96	231,193	170,000,454
April 1, 2019 through April 30, 2019	112,529	89.73	112,529	159,902,847
Total	343,722		343,722

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

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 30, 2019	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 30, 2019	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)