Form 10-Q
period 2019-07-31
Keysight Technologies, Inc.
filed 2019-08-30
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM              TO
 COMMISSION FILE NUMBER: 001-36334
 KEYSIGHT TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware		46-4254555
(State or other jurisdiction of		(IRS employer
incorporation or organization)		Identification no.)

1400 Fountaingrove Parkway
Santa Rosa	California	95403
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (800) 829-4444
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KEYS	New York Stock Exchange
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
The number of shares of common stock outstanding at August 28, 2019 was 187,577,953.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net revenue:
Products	$904	$842	$2,652	$2,356
Services and other	183	162	531	475
Total net revenue	1,087	1,004	3,183	2,831
Costs and expenses:
Cost of products	361	361	1,068	1,070
Cost of services and other	83	81	246	235
Total costs	444	442	1,314	1,305
Research and development	168	154	512	464
Selling, general and administrative	281	294	869	894
Other operating expense (income), net	(3)	(3)	(15)	(18)
Total costs and expenses	890	887	2,680	2,645
Income from operations	197	117	503	186
Interest income	7	3	17	8
Interest expense	(20)	(20)	(60)	(63)
Other income (expense), net	15	13	52	42
Income before taxes	199	113	512	173
Provision (benefit) for income taxes	40	(8)	86	(106)
Net income	$159	$121	$426	$279

Net income per share:
Basic	$0.85	$0.64	$2.27	$1.49
Diluted	$0.83	$0.63	$2.23	$1.46

Weighted average shares used in computing net income per share:
Basic	188	188	188	187
Diluted	191	191	191	191

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net income	$159	$121	$426	$279
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of zero, zero, zero and $1	—	(7)	—	(9)
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of zero, $(1), zero and $(1)	(1)	—	(3)	2
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero, $1, zero and $1	—	—	1	(3)
Foreign currency translation, net of tax benefit (expense) of zero	(4)	(29)	10	(1)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, $4, $10 and $11	9	9	30	30
Change in net prior service credit, net of tax benefit of $2, $2, $4 and $5	(3)	(3)	(10)	(11)
Other comprehensive income (loss)	1	(30)	28	8
Total comprehensive income	$160	$91	$454	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	July 31, 2019	October 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,394	$913
Accounts receivable, net	618	624
Inventory	696	619
Other current assets	227	222
Total current assets	2,935	2,378
Property, plant and equipment, net	568	555
Goodwill	1,209	1,171
Other intangible assets, net	546	645
Long-term investments	46	46
Long-term deferred tax assets	703	750
Other assets	341	279
Total assets	$6,348	$5,824
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$500	$499
Accounts payable	247	242
Employee compensation and benefits	223	276
Deferred revenue	324	334
Income and other taxes payable	48	42
Other accrued liabilities	90	69
Total current liabilities	1,432	1,462
Long-term debt	1,292	1,291
Retirement and post-retirement benefits	212	224
Long-term deferred revenue	177	127
Other long-term liabilities	297	287
Total liabilities	3,410	3,391
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 194 million shares at July 31, 2019 and 191 million shares at October 31, 2018 issued	2	2
Treasury stock at cost; 6.2 million shares at July 31, 2019 and 4.4 million shares at October 31, 2018	(312)	(182)
Additional paid-in-capital	1,994	1,889
Retained earnings	1,714	1,212
Accumulated other comprehensive loss	(460)	(488)
Total stockholders' equity	2,938	2,433
Total liabilities and equity	$6,348	$5,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net income	$426	$279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72	78
Amortization	157	155
Share-based compensation	66	48
Deferred tax expense (benefit)	14	(227)
Excess and obsolete inventory-related charges	20	20
Gain on divestiture	(1)	(8)
Other non-cash expense (income), net	(4)	9
Changes in assets and liabilities:
Accounts receivable	25	(55)
Inventory	(78)	(43)
Accounts payable	10	13
Employee compensation and benefits	(55)	(2)
Deferred revenue	103	65
Income taxes payable	(11)	96
Retirement and post-retirement benefits	(33)	(116)
Other assets and liabilities	24	8
Net cash provided by operating activities	735	320

Cash flows from investing activities:
Investments in property, plant and equipment	(90)	(98)
Acquisition of businesses and intangible assets, net of cash acquired	(90)	(5)
Proceeds from divestiture	2	12
Proceeds from sale of investments	7	—
Other investing activities	2	—
Net cash used in investing activities	(169)	(91)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	65	62
Payment of taxes related to net share settlement of equity awards	(26)	(18)
Payment of acquisition-related contingent consideration	—	(6)
Proceeds from credit facility	—	40
Repayment of debt and credit facility	—	(300)
Treasury stock repurchases	(130)	(80)
Net cash used in financing activities	(91)	(302)

Effect of exchange rate movements	4	(3)

Net increase (decrease) in cash, cash equivalents, and restricted cash	479	(76)
Cash, cash equivalents, and restricted cash at beginning of period	917	820
Cash, cash equivalents, and restricted cash at end of period	$1,396	$744

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance as of April 30, 2019	193,217	$2	$1,954	(5,394)	$(252)	$1,555	$(461)	$2,798
Net income	—	—	—	—	—	159	—	159
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Issuance of common stock	437	—	24	—	—	—	—	24
Share-based compensation	—	—	16	—	—	—	—	16
Repurchase of common stock	—	—	—	(760)	(60)	—	—	(60)
Balance as of July 31, 2019	193,654	$2	$1,994	(6,154)	$(312)	$1,714	$(460)	$2,938

Balance as of October 31, 2018	191,204	$2	$1,889	(4,364)	$(182)	$1,212	$(488)	$2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	426	—	426
Other comprehensive income, net of tax	—	—	—	—	—	—	28	28
Issuance of common stock	2,450	—	39	—	—	—	—	39
Share-based compensation	—	—	66	—	—	—	—	66
Repurchase of common stock	—	—	—	(1,790)	(130)	—	—	(130)
Balance as of July 31, 2019	193,654	$2	$1,994	(6,154)	$(312)	$1,714	$(460)	$2,938

Balance as of April 30, 2018	190,253	$2	$1,837	(3,062)	$(102)	$1,205	$(419)	$2,523
Net income	—	—	—	—	—	121	—	121
Other comprehensive loss, net of tax	—	—	—	—	—	—	(30)	(30)
Issuance of common stock	853	—	25	—	—	—	—	25
Share-based compensation	—	—	14	—	—	—	—	14
Repurchase of common stock	—	—	—	(668)	(40)	—	—	(40)
Balance as of July 31, 2018	191,106	$2	$1,876	(3,730)	$(142)	$1,326	$(449)	$2,613

Balance as of October 31, 2017	188,310	$2	$1,786	(2,289)	$(62)	$1,041	$(457)	$2,310
Adjustment due to adoption of new accounting standards	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	279	—	279
Other comprehensive income, net of tax	—	—	—	—	—	—	8	8
Issuance of common stock	2,796	—	42	—	—	—	—	42
Share-based compensation	—	—	48	—	—	—	—	48
Repurchase of common stock	—	—	—	(1,441)	(80)	—	—	(80)
Balance as of July 31, 2018	191,106	$2	$1,876	(3,730)	$(142)	$1,326	$(449)	$2,613

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2019 and October 31, 2018, our results of operations for the three and nine months ended July 31, 2019 and 2018 and cash flows for the nine months ended July 31, 2019 and 2018.
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
The cumulative effect of initially applying the new revenue standard to all open contracts as of November 1, 2018 was as follows:

	October 31, 2018	Adjustments Due to ASC 606	November 1, 2018
	(in millions)
Assets:
Accounts receivable, net	$624	$7	$631
Other current assets	222	28	250
Long-term deferred tax assets	750	(15)	735
Other assets	279	3	282
Liabilities:
Deferred revenue	$334	$(53)	$281
Income and other taxes payable	42	1	43
Other accrued liabilities	69	7	76
Long-term deferred revenue	127	(11)	116
Other long-term liabilities	287	3	290
Stockholders' equity:
Retained earnings	$1,212	$76	$1,288

The following tables summarize the impact of ASC 606 on our condensed consolidated financial statements:

	Three months ended
	July 31, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Net revenue:
Products	$904	$904	$—
Services and other	183	185	(2)
Total net revenue	1,087	1,089	(2)
Costs and expenses:
Cost of products	361	361	—
Cost of services and other	83	83	—
Total costs	444	444	—
Research and development	168	168	—
Selling, general and administrative	281	280	1
Other operating expense (income), net	(3)	(3)	—
Total costs and expenses	890	889	1
Income from operations	197	200	(3)
Interest income	7	7	—
Interest expense	(20)	(20)	—
Other income (expense), net	15	15	—
Income before taxes	199	202	(3)
Provision for income taxes	40	41	(1)
Net income	$159	$161	$(2)

Net income per share:
Basic	$0.85	$0.86	$(0.01)
Diluted	$0.83	$0.84	$(0.01)

	Nine months ended
	July 31, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Net revenue:
Products	$2,652	$2,629	$23
Services and other	531	539	(8)
Total net revenue	3,183	3,168	15
Costs and expenses:
Cost of products	1,068	1,067	1
Cost of services and other	246	246	—
Total costs	1,314	1,313	1
Research and development	512	512	—
Selling, general and administrative	869	865	4
Other operating expense (income), net	(15)	(15)	—
Total costs and expenses	2,680	2,675	5
Income from operations	503	493	10
Interest income	17	17	—
Interest expense	(60)	(60)	—
Other income (expense), net	52	52	—
Income before taxes	512	502	10
Provision for income taxes	86	85	1
Net income	$426	$417	$9

Net income per share:
Basic	$2.27	$2.22	$0.05
Diluted	$2.23	$2.18	$0.05

	July 31, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets:
Accounts receivable, net	$618	$609	$9
Inventory	696	697	(1)
Other current assets	227	203	24
Long-term deferred tax assets	703	719	(16)
Other assets	341	338	3
Liabilities:
Deferred revenue	$324	$389	$(65)
Income and other taxes payable	48	46	2
Other accrued liabilities	90	83	7
Long-term deferred revenue	177	190	(13)
Other long-term liabilities	297	294	3
Stockholders' equity:
Retained earnings	$1,714	$1,629	$85

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
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance that adds or clarifies guidance on eight cash flow classification issues that had been creating diversity in practice. We adopted this guidance during the first quarter of 2019 retrospectively to all periods presented, which resulted in the following change to our previously reported condensed consolidated statement of cash flows for the nine months ended July 31, 2018 related to the classification of acquisition-related contingent consideration.

	Nine Months Ended July 31, 2018
	As Originally Reported	As Adjusted	Change
	(in millions)
Net cash provided by operating activities	$320	$320	$—
Net cash used in investing activities	$(97)	$(91)	$6
Net cash used in financing activities	$(296)	$(302)	$(6)

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

We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in our retirement plans and post-retirement benefit plans note as the basis for applying retrospective presentation for comparative periods as it is impractical to determine the disaggregation of the components for amounts capitalized and reclassified in those periods. On a prospective basis, the service cost component of net periodic pension and post-retirement benefit cost is presented with other current compensation costs in operating income. The remaining components are included in other income (expense) and will not be included in amounts capitalized in inventory or property, plant, and equipment. The effect of the retrospective presentation change related to the retirement plans and post-retirement benefit plans to our previously reported condensed consolidated statement of operations for the three and nine months ended July 31, 2018 was as follows:

	Three Months Ended July 31, 2018			Nine Months Ended July 31, 2018
	As Originally Reported	As Adjusted	Effect of Change Higher/(Lower)	As Originally Reported	As Adjusted	Effect of Change Higher/(Lower)
	(in millions)			(in millions)
Cost of products	$359	$361	$2	$1,063	$1,070	$7
Cost of services	$80	$81	$1	$233	$235	$2
Research and development	$151	$154	$3	$453	$464	$11
Selling, general and administrative	$289	$294	$5	$877	$894	$17
Other income (expense), net	$2	$13	$11	$5	$42	$37

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

	Three Months Ended July 31, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Region
Americas	$305	$68	$70	$443
Europe	105	62	15	182
Asia Pacific	273	165	24	462
Total net revenue	$683	$295	$109	$1,087

End Market
Aerospace, Defense & Government	$243	$—	$—	$243
Commercial Communications	440	—	—	440
Electronic Industrial	—	295	—	295
Ixia Solutions	—	—	109	109
Total net revenue	$683	$295	$109	$1,087

Timing of Revenue Recognition
Revenue recognized at a point in time	$624	$269	$63	$956
Revenue recognized over time	59	26	46	131
Total net revenue	$683	$295	$109	$1,087

	Nine Months Ended July 31, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Region
Americas	$871	$191	$209	$1,271
Europe	291	196	53	540
Asia Pacific	820	464	88	1,372
Total net revenue	$1,982	$851	$350	$3,183

End Market
Aerospace, Defense & Government	$712	$—	$—	$712
Commercial Communications	1,270	—	—	1,270
Electronic Industrial	—	851	—	851
Ixia Solutions	—	—	350	350
Total net revenue	$1,982	$851	$350	$3,183

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,813	$778	$213	$2,804
Revenue recognized over time	169	73	137	379
Total net revenue	$1,982	$851	$350	$3,183

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets - Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $21 million at July 31, 2019 and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
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
The following table provides a roll-forward of our capitalized contract costs, current and non-current:

Nine Months Ended
July 31, 2019
(in millions)
Balance at October 31, 2018	$—
Costs capitalized on November 1, 2018 due to ASC 606 adoption	29
Costs capitalized during the period	47
Costs amortized during the period	(50)
Balance at July 31, 2019	$26

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
Changes in contract liabilities, current and non-current, during the nine months ended July 31, 2019 were as follows:

Nine Months Ended
July 31, 2019
(in millions)
Balance at October 31, 2018	$461
Impact of adopting new revenue standard	(64)
Balance at November 1, 2018	397
Deferred revenue arising out of acquisitions	1
Deferral of revenue billed in current period, net of recognition	342
Revenue recognized that was deferred as of the beginning of the period	(239)
Balance at July 31, 2019	$501

Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $312 million as of July 31, 2019, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of July 31, 2019, we expect to recognize approximately 13% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 39% during 2020, and 48% thereafter.
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
The impact of share-based compensation on our results was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Cost of products and services	$2	$2	$11	$9
Research and development	4	2	13	8
Selling, general and administrative	10	10	42	31
Total share-based compensation expense	$16	$14	$66	$48
The expense for the three and nine months ended July 31, 2019 includes a mark-to-market adjustment of $1 million and $5 million, respectively, for financial metrics-based performance awards. At both July 31, 2019 and 2018, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted under the LTP Program that are based on total shareholder return ("TSR"):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Volatility of Keysight shares	25%	25%	25%	25%
Volatility of selected index	13%	14%	12%	14%
Price-wise correlation with selected peers	57%	57%	57%	57%

The TSR-based performance awards were valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The estimated fair value of restricted stock awards and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. We did not grant any option awards for the three and nine months ended July 31, 2019 and 2018, respectively.
5.    INCOME TAXES
The company’s effective tax rate was an expense of 20.1 percent and 16.9 percent for the three and nine months ended July 31, 2019, respectively. The income tax expense was $40 million and $86 million for the three and nine months ended July 31, 2019, respectively. The income tax expense for the three months ended July 31, 2019 included a net discrete benefit of $3 million. The income tax expense for the nine months ended July 31, 2019 included a net discrete benefit of $32 million, primarily related to a change in tax reserves resulting from a change in judgment.
The company’s effective tax rate was a benefit of 7.0 percent and 61.3 percent for the three and nine months ended July 31, 2018, respectively. The income tax benefit was $8 million and $106 million for the three and nine months ended July 31, 2018, respectively. The income tax benefit for the three months ended July 31, 2018 included a net discrete benefit of $12 million primarily related to the release of tax reserves resulting from the settlement of the income tax audit for acquired entities. The income tax benefit for the nine months ended July 31, 2018 included a net discrete benefit of $116 million, primarily due to $109 million discrete tax benefit resulting from changes in U.S. tax law.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in fiscal 2024. The impact of tax incentives decreased the income tax provision for the three and nine months ended July 31, 2019 by $13 million and $32 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.07 and $0.17 for the three and nine months ended July 31, 2019, respectively.
The open tax years for the IRS and most states are from November 1, 2015 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2014 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
6.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Numerator:
Net income	$159	$121	$426	$279
Denominator:
Basic weighted-average shares	188	188	188	187
Potential common shares— stock options and other employee stock plans	3	3	3	4
Diluted weighted-average shares	191	191	191	191

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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For both the three and nine months ended July 31, 2019 and 2018, we excluded zero options from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price, unamortized fair value and excess tax benefits collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three and nine months ended July 31, 2019, we excluded approximately 336,000 shares and 253,000 shares, respectively. For the three and nine months ended July 31, 2018, we excluded approximately 3,500 shares and 2,200 shares, respectively.
7.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $78 million and $22 million for the nine months ended July 31, 2019 and 2018, respectively. There were higher tax payments in the nine months ended July 31, 2019 primarily due to increased net income and tax liability resulting from U.S. tax legislation enacted in the first quarter of fiscal 2018. Cash paid for interest was $38 million and $41 million for the nine months ended July 31, 2019 and 2018, respectively. The following table summarizes our non-cash investing activities that are not reflected in the condensed consolidated statement of cash flows:

	Nine months ended
	July 31,
	2019	2018
	(in millions)
Non-cash investing activities
Increase (decrease) in unpaid capital expenditures in accounts payable	$(6)	$8
	$(6)	$8
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	July 31, 2019	October 31, 2018
	(in millions)
Cash and cash equivalents	$1,394	$913
Restricted cash included in other current assets	—	2
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,396	$917
Restricted cash consisted primarily of deposits held as collateral against bank guarantees.
8.    INVENTORY

	July 31, 2019	October 31, 2018
	(in millions)
Finished goods	$304	$283
Purchased parts and fabricated assemblies	392	336
Total inventory	$696	$619

Inventory-related excess and obsolescence charges recorded in total cost of products were $20 million for both the nine months ended July 31, 2019 and 2018. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of July 31, 2019 and October 31, 2018 and the activity for the nine months ended July 31, 2019 for each of our reportable operating segments were as follows. Prior period amounts have been reclassified to conform to our organizational change as described in Note 16, "Segment Information."

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Balance as of October 31, 2018:
Goodwill	$497	$267	$1,116	$1,880
Accumulated impairment losses	—	—	(709)	(709)
Goodwill as reported	497	267	407	1,171
Goodwill arising from acquisitions	30	—	—	30
Foreign currency translation impact	8	—	—	8
Balance as of July 31, 2019	$535	$267	$407	$1,209

Components of goodwill as of July 31, 2019:
Goodwill	$535	$267	$1,116	$1,918
Accumulated impairment losses	—	—	(709)	(709)
Goodwill as reported	$535	$267	$407	$1,209
The company has not identified any triggering events that indicate an impairment of goodwill in the nine months ended July 31, 2019.
Other intangible assets as of July 31, 2019 and October 31, 2018 consisted of the following:

	Other Intangible Assets as of July 31, 2019			Other Intangible Assets as of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
Developed technology	$877	$536	$341	$835	$415	$420
Backlog	13	13	—	13	13	—
Trademark/Tradename	34	19	15	33	14	19
Customer relationships	316	129	187	304	100	204
Non-compete agreements	1	—	1	1	—	1
Total amortizable intangible assets	1,241	697	544	1,186	542	644
In-Process R&D	2	—	2	1	—	1
Total	$1,243	$697	$546	$1,187	$542	$645
During the third quarter of fiscal 2019, we acquired Prisma Telecom Testing ("Prisma") for $90 million, net of $56 million cash acquired, and recognized additions to goodwill and other intangible assets of $30 million and $56 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Prisma is a global provider of radio access network test solutions that is expected to expand Keysight’s comprehensive end-to-end 5G test portfolio for the commercial communications ecosystem. The identified intangible assets primarily consisted of developed technology of $42 million, with an estimated useful life of 4 years.
During the nine months ended July 31, 2019, there was no foreign exchange translation impact to other intangible assets. Amortization of other intangible assets was $53 million and $155 million for the three and nine months ended July 31, 2019, respectively. Amortization of other intangible assets was $51 million and $153 million for the three and nine months ended July 31, 2018, respectively.

Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2019 (remainder)	$54
2020	211
2021	143
2022	67
2023	49
Thereafter	20

10.	FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2019 and October 31, 2018 were as follows:

	Fair Value Measurements at
	July 31, 2019					October 31, 2018
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$802	$802	$—	$—	$—	$484	$484	$—	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—	—	6	—	6	—	—
Long-term
Equity investments	37	37	—	—	—	30	30	—	—	—
Equity investments - other	9	—	—	—	9	16	—	—	—	16
Total assets measured at fair value	$852	$839	$4	$—	$9	$536	$514	$6	$—	$16
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	14	—	14	—	—	13	—	13	—	—
Total liabilities measured at fair value	$18	$—	$18	$—	$—	$19	$—	$19	$—	$—
Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended	Nine Months Ended
	July 31, 2019
	(in millions)
Net realized gains on investments sold	$—	$1
Net unrealized gains on investments still held	4	7
Other-than-temporary impairments of investments	—	—
Total	$4	$8

Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity investments without readily determinable fair values that are measured at cost adjusted for observable changes in price or impairments are not categorized in the fair value hierarchy and are presented as "Equity investments - other" in the tables above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
Equity investments including securities that are earmarked to pay the deferred compensation liability and the deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). During the nine months ended July 31, 2019, we received proceeds of $7 million from the sale of a cost-method investment, classified as “Equity investments – other,” which was sold at cost. Realized gains and losses from the sale of these instruments are recorded in earnings.

11.	DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the derivative instrument included in the assessment of effectiveness are recognized in accumulated other comprehensive income and reclassified into earnings when the forecasted transaction occurs in the same financial statement line item in the condensed consolidated statement of operations where the earnings effect of the hedged item is presented. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified into earnings in the current period. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness (forward points) are recognized immediately in earnings and are presented in the same financial statement line of the condensed consolidated statement of operations where the earnings effect of the hedged item is presented. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings over the life of the option contract.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2019 was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2019.
There were 204 foreign exchange forward contracts open as of July 31, 2019 that were designated as cash flow hedges. There were 59 foreign exchange forward contracts as of July 31, 2019 that were not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2019 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$15	$30
British Pound	—	(58)
Singapore Dollar	16	1
Malaysian Ringgit	86	5
Japanese Yen	(95)	(15)
Other currencies	(21)	7
Total	$1	$(30)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2019 and October 31, 2018 were as follows:

Fair Values of Derivative Instruments
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2019	October 31, 2018	Balance Sheet Location	July 31, 2019	October 31, 2018
	(in millions)			(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$1	$5	Other accrued liabilities	$2	$4
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	3	1	Other accrued liabilities	2	2
Total derivatives	$4	$6		$4	$6
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(1)	$1	$(3)	$3
Gain (loss) reclassified from accumulated other comprehensive income into earnings:
Cost of products	$—	$1	$—	$4
Selling, general and administrative	$—	$—	$(1)	$—
Gain (loss) excluded from effectiveness testing recognized in earnings based on changes in fair value:
Cost of products	$1	$—	$2	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$4	$2	$(1)	$3
The estimated amount of existing net loss at July 31, 2019 expected to be reclassified from accumulated other comprehensive income to earnings within the next twelve months is a loss of $2 million.

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2019 and 2018, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended July 31,
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$5	$6	$3	$3	$1	$—
Interest cost on benefit obligation	7	7	6	6	2	2
Expected return on plan assets	(10)	(10)	(19)	(21)	(3)	(3)
Amortization:
Net actuarial loss	3	3	6	6	3	4
Prior service credit	(1)	(1)	—	—	(4)	(4)
Net periodic benefit cost (benefit)	$4	$5	$(4)	$(6)	$(1)	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended July 31,
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$15	$18	$10	$10	$1	$1
Interest cost on benefit obligation	21	19	17	18	6	5
Expected return on plan assets	(31)	(28)	(58)	(65)	(9)	(10)
Amortization:
Net actuarial loss	8	9	20	19	7	12
Prior service credit	(3)	(5)	—	—	(11)	(11)
Settlement loss	—	—	2	—	—	—
Net periodic benefit cost (benefit)	$10	$13	$(9)	$(18)	$(6)	$(3)

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
We did not contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan during the three and nine months ended July 31, 2019 and contributed $85 million to our U.S. Defined Benefit Plans during the three and nine months ended July 31, 2018. We contributed $6 million and $21 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2019, respectively, and we contributed $6 million and $22 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2018, respectively.
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

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2019	2018
	(in millions)
Beginning balance	$46	$45
Accruals for warranties including change in estimate	21	28
Settlements made during the period	(26)	(26)
Ending balance	$41	$47

Accruals for warranties due within one year	$24	$26
Accruals for warranties due after one year	17	21
Ending balance	$41	$47
Commitments
During the nine months ended July 31, 2019, there were no material changes to the operating and capital lease commitments reported in the company’s 2018 Annual Report on Form 10-K.
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
14.    DEBT
The following table summarizes the components of our long-term debt:

	July 31, 2019	October 31, 2018
	(in millions)
2019 senior unsecured notes at 3.30% (net of unamortized costs of zero and $1)	$500	$499
2024 senior unsecured notes at 4.55% (net of unamortized costs of $3 and $3)	597	597
2027 senior unsecured notes at 4.60% (net of unamortized costs of $5 and $6)	695	694
Total debt	1,792	1,790
Less: short-term debt	500	499
Total long-term debt	$1,292	$1,291

Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2019.
2019 Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
As of July 31, 2019 and October 31, 2018, we had $30 million and $26 million, respectively, of outstanding letters of credit unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, was above the carrying value by approximately $92 million and $3 million as of July 31, 2019 and October 31, 2018, respectively.
15.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock, replacing a previously approved 2018 program authorizing the purchase of up to $350 million of the company’s common stock, of which $160 million remained. Under the new program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.
For the nine months ended July 31, 2019, we repurchased 1,790,420 shares of common stock for $130 million. For the nine months ended July 31, 2018, we repurchased 1,441,610 shares of common stock for $80 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2019 and 2018 were as follows:

	Unrealized gain (loss) on investments	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
			Actuarial losses	Prior service credits
	(in millions)
As of April 30, 2019	$—	$(46)	$(424)	$12	$(3)	$(461)
Other comprehensive income (loss) before reclassifications	—	(4)	—	—	(1)	(5)
Amounts reclassified out of accumulated other comprehensive loss	—	—	12	(5)	—	7
Tax (expense) benefit	—	—	(3)	2	—	(1)
Other comprehensive income (loss)	—	(4)	9	(3)	(1)	1
As of July 31, 2019	$—	$(50)	$(415)	$9	$(4)	$(460)

As of October 31, 2018	$—	$(60)	$(445)	$19	$(2)	$(488)
Other comprehensive income (loss) before reclassifications	—	10	2	—	(3)	9
Amounts reclassified out of accumulated other comprehensive loss	—	—	38	(14)	1	25
Tax (expense) benefit	—	—	(10)	4	—	(6)
Other comprehensive income (loss)	—	10	30	(10)	(2)	28
As of July 31, 2019	$—	$(50)	$(415)	$9	$(4)	$(460)

As of April 30, 2018	$12	$(11)	$(447)	$27	$—	$(419)
Other comprehensive income (loss) before reclassifications	(7)	(29)	—	—	1	(35)
Amounts reclassified out of accumulated other comprehensive loss	—	—	13	(5)	(1)	7
Tax (expense) benefit	—	—	(4)	2	—	(2)
Other comprehensive income (loss)	(7)	(29)	9	(3)	—	(30)
As of July 31, 2018	$5	$(40)	$(438)	$24	$—	$(449)

As of October 31, 2017	$14	$(39)	$(468)	$35	$1	$(457)
Other comprehensive income (loss) before reclassifications	(10)	(1)	1	—	3	(7)
Amounts reclassified out of accumulated other comprehensive loss	—	—	40	(16)	(4)	20
Tax (expense) benefit	1	—	(11)	5	—	(5)
Other comprehensive income (loss)	(9)	(1)	30	(11)	(1)	8
As of July 31, 2018	$5	$(40)	$(438)	$24	$—	$(449)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2019 and 2018 were as follows:

Details about Accumulated Other Comprehensive Loss Components					Affected Line Item in Statement of Operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Unrealized gain (loss) on derivatives	$—	$1	$—	$4	Cost of products
	—	—	(1)	—	Selling, general and administrative
	—	(1)	—	(1)	Provision for income taxes
	—	—	(1)	3	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(12)	(13)	(38)	(40)
Prior service credits	5	5	14	16
	(7)	(8)	(24)	(24)	Total before income tax
	1	2	5	6	Provision for income taxes
	(6)	(6)	(19)	(18)	Net of income tax

Total reclassifications for the period	$(6)	$(6)	$(20)	$(15)
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
In the first quarter of fiscal year 2019, we completed an organizational change to align our services with our customers and end markets, which is consistent with Keysight’s customer-solutions-oriented, go-to-market strategy. This change was made to fully reflect our services delivery within the markets served and further enable the growth of our services solutions portfolio. With this change, services that were previously reported as the Services Solutions Group are now reported as part of the Communications Solutions Group and Electronic Industrial Solutions Group. As a result, Keysight now has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period segment results have been revised to conform to the new organizational structure.
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

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Three months ended July 31, 2019:
Total net revenue	$683	$295	$109	$1,087
Amortization of acquisition-related balances	—	—	1	1
Total segment revenue	$683	$295	$110	$1,088
Segment income from operations	$190	$83	$2	$275

Three months ended July 31, 2018:
Total net revenue	$604	$285	$115	$1,004
Amortization of acquisition-related balances	—	—	4	4
Total segment revenue	$604	$285	$119	$1,008
Segment income from operations	$120	$75	$9	$204

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Nine months ended July 31, 2019:
Total net revenue	$1,982	$851	$350	$3,183
Amortization of acquisition-related balances	—	—	7	7
Total segment revenue	$1,982	$851	$357	$3,190
Segment income from operations	$515	$215	$17	$747

Nine months ended July 31, 2018:
Total net revenue	$1,730	$796	$305	$2,831
Amortization of acquisition-related balances	1	—	31	32
Total segment revenue	$1,731	$796	$336	$2,863
Segment income from operations	$315	$181	$17	$513

The following table reconciles reportable operating segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Total reportable operating segments' income from operations	$275	$204	$747	$513
Share-based compensation expense	(16)	(14)	(66)	(48)
Amortization of acquisition-related balances	(56)	(56)	(164)	(210)
Acquisition and integration costs	(3)	(6)	(5)	(42)
Restructuring and related costs	(1)	(3)	(7)	(16)
Northern California wildfire-related costs	—	—	—	(7)
Other	(2)	(8)	(2)	(4)
Income from operations, as reported	197	117	503	186
Interest income	7	3	17	8
Interest expense	(20)	(20)	(60)	(63)
Other income (expense), net	15	13	52	42
Income before taxes, as reported	$199	$113	$512	$173

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Assets:
As of July 31, 2019	$2,206	$939	$1,383	$4,528
As of October 31, 2018	$2,115	$888	$1,327	$4,330

17.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
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
For the three and nine months ended July 31, 2019, we recognized immaterial costs, net of expected insurance recoveries. For the three and nine months ended July 31, 2018, we recognized costs of zero and $7 million, respectively, net of $21 million and $84 million, respectively, of expected insurance recoveries. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.
For the nine months ended July 31, 2019 and 2018, we received insurance proceeds of $22 million and $60 million, respectively, for covered expenses incurred. Combined with $68 million received in fiscal 2018, we have received insurance proceeds related to recovery from the northern California wildfires of $90 million to date, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured retention amount.
In addition, for the nine months ended July 31, 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $7 million and $18 million, respectively. Combined with capital expenditures of $27 million in fiscal 2018, we have made investments in property, plant and equipment related to fire recovery of $34 million to date that are expected to be covered by insurance.
We currently estimate additional insurance proceeds of $35 million to $40 million in fiscal 2019. In certain cases, our insurance coverage exceeds the amount of the covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. There may be a difference in timing of costs incurred and the related insurance reimbursement.

18.	SUBSEQUENT EVENT
In an effort to better capture market trends while enabling the continued success of our customers, in the fourth quarter of fiscal 2019 we announced an organizational change to manage our Ixia Solutions Group within our Communications Solutions Group, which we expect to complete in the first quarter of fiscal 2020. We believe the realignment will create improved go-to-market and product development alignment to foster growth across the entire communications ecosystem as 5G moves from the development phase to commercialization. We are currently evaluating the impact of this organizational change on our financial reporting structure.
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
In the first quarter of fiscal year 2019, we completed an organizational change to align our services with our customers and end markets, which is consistent with Keysight’s customer-solutions-oriented, go-to-market strategy. This change was made to fully reflect our services delivery within the markets served and further enable the growth of our services solutions portfolio. With this change, services that were previously reported as the Services Solutions Group are now reported as part of the Communications Solutions Group and Electronic Industrial Solutions Group. As a result, Keysight now has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period segment results have been revised to conform to the new organizational structure.
Effective November 1, 2018, Keysight adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective transition method. Prior period comparative information has not been adjusted and is reported under the accounting standards in effect for that period. For the three and nine months ended July 31, 2019, the impact of adopting the new revenue standard on our net sales was a decrease of approximately $2 million, and an increase of $15 million, respectively, primarily driven by the strength of our subscription software sales. While the impact of the new standard is largely driven by our sales mix, which can vary from period to period, we do not expect the adoption of the new revenue standard to have a material impact on our net revenue during the remainder of fiscal 2019. See Note 2, "New Accounting Pronouncements," to the condensed consolidated financial statements for additional information.
Three and nine months ended July 31, 2019 and 2018
Total orders for the three and nine months ended July 31, 2019 were $1,110 million and $3,247 million, respectively, an increase of 10 percent for both the periods when compared to the same periods last year and an increase of 10 percent and 11 percent, respectively, excluding the impact of currency fluctuations, acquisitions and divestitures. For the three months ended July 31, 2019, currency fluctuations contributed 1 percentage point unfavorable impact to the order growth, offset by 1 percentage point favorable impact due to acquisitions and divestitures. For the nine months ended July 31, 2019, currency fluctuations contributed one percentage point unfavorable impact to the order growth, whereas acquisitions and divestitures had a net neutral impact when compared to the same periods last year.
Net revenue for the three and nine months ended July 31, 2019 was $1,087 million and $3,183 million, respectively, an increase of 8 percent and 12 percent, respectively, when compared to the same periods last year and an increase of 9 percent and 14 percent, respectively, excluding the impact of currency fluctuations, acquisitions and divestitures. Currency fluctuations contributed 1 percentage point and 2 percentage points unfavorable impact to the revenue growth for the three and nine months ended July 31, 2019, respectively. The impact of acquisitions and divestitures was net neutral to the overall revenue growth for both periods. The Communications Solutions Group led the overall revenue growth with strong growth in the commercial communications market, complemented by growth in the Electronic Industrial Solutions Group. The Ixia Solutions Group revenue declined for the three months ended July 31, 2019, with growth for the nine months ended July 31, 2019 when compared to the same periods last year. Revenue from the Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group represented approximately 63 percent, 27 percent and 10 percent, respectively, of the total revenue for the three months ended July 31, 2019 and approximately 62 percent, 27 percent and 11 percent, respectively, of the total revenue for the nine months ended July 31, 2019.
Net income for the three and nine months ended July 31, 2019 was income of $159 million and $426 million, respectively, compared to $121 million and $279 million, respectively, for the same periods last year. The increase in net income for the three months ended July 31, 2019 was driven by higher revenue volume and favorable mix, partially offset by an increase in people-

related costs and higher research and development investments in leading-edge technologies and key growth opportunities in our end markets. The increase in net income for the nine months ended July 31, 2019 was driven by higher revenue volume, favorable mix and declines in both acquisition and integration costs and amortization of acquisition-related balances, partially offset by a favorable income tax benefit in the prior period from new U.S. tax legislation, an increase in people-related costs and higher research and development investments in leading-edge technologies and key growth opportunities in our end markets.
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
For the three and nine months ended July 31, 2019, we recognized immaterial costs, net of expected insurance recoveries. For the three and nine months ended July 31, 2018, we recognized costs of zero and $7 million, respectively, net of $21 million and $84 million, respectively, of expected insurance recoveries. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.
For the nine months ended July 31, 2019 and 2018, we received insurance proceeds of $22 million and $60 million, respectively, for covered expenses incurred. Combined with $68 million received in fiscal 2018, we have received insurance proceeds related to recovery from the northern California wildfires of $90 million to date, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured retention amount.
In addition, for the nine months ended July 31, 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $7 million and $18 million, respectively. Combined with capital expenditures of $27 million in fiscal 2018, we have made investments in property, plant and equipment related to fire recovery of $34 million to date that are expected to be covered by insurance.
We currently estimate additional insurance proceeds of $35 million to $40 million in fiscal 2019. In certain cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes. There may be a difference in timing of costs incurred and the related insurance reimbursement.
Outlook
Our strategy of bringing solutions to market that help customers accelerate innovation provides a platform for long-term growth. We expect to continue to see our customers make R&D investments in certain next-generation technologies, and we are still in the early stages of these emerging technologies. Internally, we are working to improve operational efficiency across all functions. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies. We have and will continue to comply with U.S. Department of Commerce export control regulations regarding China. While short-term uncertainties exist, we remain confident in our end markets and are well positioned to capture future growth opportunities.
Critical Accounting Policies and Estimates
There were no material changes during the three and nine months ended July 31, 2019 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Changes to our accounting policy for revenue recognition as a result of adopting Accounting Standard Update 2014-09, Revenue from Contracts with Customers, are discussed in Note 2, "New Accounting Pronouncements," to the condensed consolidated financial statements.
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

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months

Orders	$1,110	$1,007	$3,247	$2,958	10%	10%
Net revenue:
Products	$904	$842	$2,652	$2,356	7%	13%
Services and other	183	162	531	475	13%	12%
Total net revenue	$1,087	$1,004	$3,183	$2,831	8%	12%

Orders
Total orders for the three and nine months ended July 31, 2019 were $1,110 million and $3,247 million, respectively, an increase of 10 percent for both periods when compared to the same periods last year and an increase of 10 percent and 11 percent, respectively, excluding the impact of currency fluctuations, acquisitions and divestitures. For the three months ended July 31, 2019, currency fluctuations contributed 1 percentage point unfavorable impact to the order growth, offset by 1 percentage point favorable impact due to acquisitions and divestitures. For the nine months ended July 31, 2019, currency fluctuations contributed 1 percentage point unfavorable impact to the order growth, whereas acquisitions and divestitures had a net neutral impact on order growth. For the three and nine months ended July 31, 2019, order growth in Asia Pacific and the Americas was partially offset by decline in Europe.
Net Revenue
The following table provides the percent change in net revenue for the three and nine months ended July 31, 2019 by geographic region including and excluding the impact of currency changes as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2019		July 31, 2019
Geographic Region	Actual	Currency Adjusted	Actual	Currency Adjusted
Americas	10%	10%	13%	13%
Europe	(2)%	—%	1%	4%
Asia Pacific	11%	12%	17%	19%
Total net revenue	8%	9%	12%	14%

Net revenue for the three and nine months ended July 31, 2019 was $1,087 million and $3,183 million, respectively, an increase of 8 percent and 12 percent, respectively, when compared to the same periods last year and an increase of 9 percent and 14 percent, respectively, excluding the impact of currency fluctuations, acquisitions and divestitures. Currency fluctuations contributed 1 percentage point and 2 percentage points unfavorable impact to the revenue growth for the three and nine months ended July 31, 2019, respectively. The impact of acquisitions and divestitures was net neutral to the overall revenue growth for the three and nine months ended July 31, 2019. Currency had an unfavorable impact of 2 percent and 1 percent on revenue growth in Europe and Asia Pacific, respectively, for the three months ended July 31, 2019. Currency had an unfavorable impact of 3 percent and 2 percent on revenue growth in Europe and Asia Pacific, respectively, for the nine months ended July 31, 2019.
Costs and Expenses

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
Total gross margin	59.1%	56.0%	58.7%	53.9%	3 ppts	5 ppts
Operating margin	18.2%	11.7%	15.8%	6.6%	7 ppts	9 ppts

in millions
Research and development	$168	$154	$512	$464	9%	10%
Selling, general and administrative	$281	$294	$869	$894	(4)%	(3)%
Other operating expense (income), net	$(3)	$(3)	$(15)	$(18)	—%	(13)%
Gross margin increased 3 percentage points and 5 percentage points for the three and nine months ended July 31, 2019, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2019, gross margin gains were primarily driven by revenue volume, a highly differentiated solutions portfolio, favorable mix, and declines in warranty costs.
Research and development expense increased 9 percent and 10 percent for the three and nine months ended July 31, 2019, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2019, the increase was primarily driven by greater investment in leading-edge technologies, key growth opportunities in our end markets and higher people-related and infrastructure-related costs. As a percentage of revenue, research and development expense was 15 percent and 16 percent for the three and nine months ended July 31, 2019, respectively, as compared to 15 percent and 16 percent, respectively, for the same periods last year. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities in order to capture future growth.
Selling, general and administrative expenses decreased 4 percent and 3 percent for the three and nine months ended July 31, 2019, respectively, compared to the same periods last year. The decrease was primarily driven by declines in acquisition and integration costs, favorable foreign currency movements and lower restructuring-related costs, partially offset by increases in people-related costs.
Other operating expense (income), net was income of $3 million and $15 million for the three and nine months ended July 31, 2019, respectively, compared to income of $3 million and $18 million, respectively, for the same periods last year.
Operating margin for the three and nine months ended July 31, 2019 increased 7 percentage points and 9 percentage points, respectively, compared to the same periods last year, primarily driven by gross margin gains related to revenue volume, a highly differentiated solutions portfolio, favorable mix, lower acquisition and integration costs and lower restructuring-related costs, partially offset by increases in people-related costs.
As of July 31, 2019, our headcount was approximately 13,300 compared to approximately 12,900 at July 31, 2018.
Interest Expense
Interest expense for the three and nine months ended July 31, 2019 was $20 million and $60 million, respectively, as compared to $20 million and $63 million, respectively, for the comparable periods last year and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three and nine months ended July 31, 2019 was income of $15 million and $52 million compared to $13 million and $42 million for the same periods last year and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits) and the change in fair value of our equity investments. The nine months ended July 31, 2019 also include a gain from insurance proceeds.
Income Taxes
The company’s effective tax rate was an expense of 20.1 percent and 16.9 percent for the three and nine months ended July 31, 2019, respectively. The income tax expense was $40 million and $86 million for the three and nine months ended July 31, 2019, respectively. The income tax expense for the three months ended July 31, 2019 included a net discrete benefit of $3 million. The income tax expense for the nine months ended July 31, 2019 included a net discrete benefit of $32 million, primarily related to a change in tax reserves resulting from a change in judgment.
The company’s effective tax rate was a benefit of 7.0 percent and 61.3 of percent for the three and nine months ended July 31, 2018, respectively. The income tax benefit was $8 million and $106 million for the three and nine months ended July 31, 2018, respectively. The income tax benefit for the three months ended July 31, 2018 included a net discrete benefit of $12 million primarily related to the release of tax reserves resulting from the settlement of the income tax audit for acquired entities. The income tax benefit for the nine months ended July 31, 2018 included a net discrete benefit of $116 million, primarily due to $109 million discrete tax benefit resulting from changes in U.S. tax law.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in fiscal 2024. The impact of tax incentives decreased the income tax provision for the three and nine months ended July 31, 2019 by $13 million and $32 million, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.07 and $0.17 for the three and nine months ended July 31, 2019, respectively.
The open tax years for the IRS and most states are from November 1, 2015 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2014 through the current tax year. For certain foreign entities, the tax years remain open back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
At July 31, 2019, our estimated annual effective tax rate for fiscal 2019 is an expense of 22.7 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the impact of the mix of earnings in non-U.S. jurisdictions taxed at lower rates, the U.S. GILTI tax on earnings in non-U.S. jurisdictions net of U.S. foreign tax credits, reserves for uncertain tax positions, the U.S. federal research and development tax credit, and the impact of permanent differences.
We do not recognize deferred taxes for temporary differences expected to impact the GILTI tax expense in future years. We recognize the tax expense related to GILTI in each year in which the tax is incurred.
Segment Overview
In the first quarter of fiscal year 2019, we completed an organizational change to align our services with our customers and end markets, which is consistent with Keysight’s customer-solutions-oriented, go-to-market strategy. This change was made to fully reflect our services delivery within the markets served and further enable the growth of our services solutions portfolio. With this change, services that were previously reported as the Services Solutions Group are now reported as part of the Communications Solutions Group and Electronic Industrial Solutions Group. As a result, Keysight now has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The new organizational structure continues to include centralized enterprise functions that provide support across the groups. Prior period segment results have been revised to conform to the new organizational structure.

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
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)		(in millions)
Net revenue	$683	$604	$1,982	$1,731	13%	15%
The Communications Solutions Group revenue for the three and nine months ended July 31, 2019 increased 13 percent and 15 percent, respectively, when compared to the same periods last year and grew 14 percent and 16 percent, respectively, excluding the impact of currency fluctuations, acquisitions and divestitures. Revenue growth was driven by strength in the commercial communications market, partially offset by a small decline in the aerospace, defense and government market.
Revenue from the commercial communications market represented approximately 64 percent of the total Communications Solutions Group revenue for both the three and nine months ended July 31, 2019, and increased 23 percent and 25 percent year-over-year, respectively. For the three and nine months ended July 31, 2019, revenue grew across all geographies. The commercial communications market revenue growth was primarily driven by increased 5G R&D demand across the wireless ecosystem and growth in data-center-related next-generation 400 gigabit Ethernet and higher digital test.
Revenue from the aerospace, defense and government market represented approximately 36 percent of the total Communications Solutions Group revenue for both the three and nine months ended July 31, 2019, and decreased 1 percent each, respectively. For the three and nine months ended July 31, 2019, revenue declines in Europe was partially offset by growth in Asia Pacific and the Americas.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2019 versus the three and nine months ended July 31, 2018.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
Total gross margin	62.8%	58.1%	62.5%	57.9%	5 ppts	5 ppts
Operating margin	27.8%	19.8%	26.0%	18.2%	8 ppts	8 ppts

in millions
Research and development	$94	$85	$283	$258	12%	10%
Selling, general and administrative	$147	$149	$445	$437	(1)%	2%
Other operating expense (income), net	$(2)	$(2)	$(6)	$(7)	(3)%	(15)%
Income from operations	$190	$120	$515	$315	58%	64%

Gross margin for the three and nine months ended July 31, 2019 increased 5 percentage points each, respectively, when compared to the same periods last year. Gross margin gains were driven by higher revenue volume, a highly differentiated solutions portfolio, favorable mix, and lower warranty expenses.
Research and development expense for the three and nine months ended July 31, 2019 increased 12 percent and 10 percent, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2019, the increase in research and development expense was primarily driven by investments in leading-edge technologies and key growth opportunities in our end markets and infrastructure-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense for the three and nine months ended July 31, 2019 decreased 1 percent and increased 2 percent, respectively, compared to the same periods last year. For the three months ended July 31, 2019, the decrease in selling, general and administrative expense was primarily driven by decreases in infrastructure-related costs, partially offset by increases in marketing-related investments and selling costs. For the nine months ended July 31, 2019, the increase in selling, general and administrative expense was primarily driven by increases in selling costs and marketing-related investments, partially offset by declines in infrastructure-related and people-related costs.
Other operating expense (income), net was income of $2 million and $6 million, respectively, for the three and nine months ended July 31, 2019, compared to income of $2 million and $7 million, respectively for the same periods last year.
Income from Operations
Income from operations for the three and nine months ended July 31, 2019 increased $70 million and $200 million, respectively, on a corresponding revenue increase of $79 million and $251 million, respectively, when compared to the same periods last year.
Operating margin increased 8 percentage points for both the three and nine months ended July 31, 2019, when compared to the same periods last year, driven by higher revenue volume, a highly differentiated solutions portfolio and favorable mix, partially offset by increases in selling costs and marketing-related investments.
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
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)		(in millions)
Net revenue	$295	$285	$851	$796	3%	7%
The Electronic Industrial Solutions Group revenue for the three and nine months ended July 31, 2019 increased 3 percent and 7 percent, respectively, when compared to the same periods last year, and grew 4 percent and 8 percent, respectively, excluding the impact of currency fluctuations, acquisitions and divestitures. For the three months ended July 31, 2019, revenue growth was driven by strength in the general electronics measurement and automotive and energy markets, partially offset by a decline in the semiconductor measurement market. For the nine months ended July 31, 2019, revenue growth was driven by strength in the general electronics measurement and automotive and energy markets coupled with slight growth in the semiconductor measurement market. Revenue grew across all regions for three and nine months ended July 31, 2019, with the exception of Europe, which was flat for the three months ended July 31, 2019.

Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2019 versus the three and nine months ended July 31, 2018.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
Total gross margin	61.5%	60.9%	60.7%	59.0%	1 ppt	2 ppts
Operating margin	28.1%	26.5%	25.2%	22.8%	2 ppts	2 ppts

in millions
Research and development	$39	$37	$120	$108	7%	12%
Selling, general and administrative	$61	$63	$184	$184	(4)%	—%
Other operating expense (income), net	$(1)	$(1)	$(3)	$(3)	(6)%	(19)%
Income from operations	$83	$75	$215	$181	10%	18%
Gross margin increased 1 percentage point and 2 percentage points for the three and nine months ended July 31, 2019, respectively, compared to the same periods last year, primarily driven by revenue volume, a highly differentiated solutions portfolio and favorable mix.
Research and development expense for the three and nine months ended July 31, 2019 increased 7 percent and 12 percent, respectively, compared to the same periods last year, primarily driven by continued investments in leading-edge technologies and key growth opportunities in our end markets and higher infrastructure-related costs. We remain committed to investment in research and development and have focused our development efforts on strategic opportunities to capture future growth.
Selling, general and administrative expense decreased 4 percent and was flat for the three and nine months ended July 31, 2019, respectively, compared to the same periods last year. For the three months ended July 31, 2019, the decrease in selling, general and administrative expense was driven by lower infrastructure-related costs. For the nine months ended July 31, 2019, decreases in infrastructure-related costs were offset by increases in marketing-related investments.
Other operating expense (income) for both the three months ended July 31, 2019 and 2018 was income of $1 million. Other operating expense (income) for both the nine months ended July 31, 2019 and 2018 was income of $3 million.
Income from Operations
Income from operations for the three and nine months ended July 31, 2019 increased $8 million and $34 million, respectively, on a corresponding revenue increase of $10 million and $55 million, respectively, when compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2019 increased 2 percentage points and 2 percentage points, respectively, when compared to the same periods last year. The operating margin increase was primarily driven by higher revenue volume, a highly differentiated solutions portfolio, favorable mix and lower infrastructure-related costs, partially offset by higher investments in leading-edge technologies and key growth opportunities in our end markets and marketing-related investments.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)		(in millions)
Net revenue	$110	$119	$357	$336	(7)%	6%
The Ixia Solutions Group revenue for the three and nine months ended July 31, 2019 decreased 7 percent and increased 6 percent, respectively, when compared to the same periods last year. For the three months ended July 31, 2019, the decline was driven by softness in network test solutions, partially offset by growth in visibility solutions. Revenue declines in Europe and the Americas was partially offset by growth in Asia Pacific. For the nine months ended July 31, 2019, the revenue growth was primarily driven by growth in visibility solutions when compared to same period last year. Solid revenue growth in Asia-Pacific and the Americas was partially offset by a decline in Europe.
Gross Margin and Operating Margin
The following table shows the Ixia Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2019 versus the three and nine months ended July 31, 2018.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
Total gross margin	72.3%	75.5%	71.7%	75.5%	(3) ppts	(4) ppts
Operating margin	1.5%	7.1%	4.6%	5.0%	(6) ppts	—

in millions
Research and development	$31	$31	$95	$87	(2)%	9%
Selling, general and administrative	$48	$50	$146	$150	(5)%	(3)%
Other operating expense (income), net	$(1)	$—	$(2)	$—	340%	441%
Income from operations	$2	$9	$17	$17	(81)%	(2)%
Gross margin decreased 3 percentage points and 4 percentage points for the three and nine months ended July 31, 2019, respectively, compared to the same periods last year, primarily due to a higher allocation of company infrastructure-related costs after integration.
Research and development expense for the three and nine months ended July 31, 2019 decreased 2 percent and increased 9 percent, respectively, compared to the same periods last year. The decline in the three months ended July 31, 2019 was primarily due to reductions in variable people-related costs. The increase for the nine months ended July 31, 2019 was primarily due to increases in people-related costs and a higher allocation of company infrastructure-related costs after integration.
Selling, general and administrative expense decreased 5 percent and 3 percent for the three and nine months ended July 31, 2019, respectively, when compared to the same periods last year, primarily driven by declines in selling and marketing-related costs and cost synergies derived from integration, partially offset by increases in infrastructure-related costs.
Income from Operations
Income from operations for the three and nine months ended July 31, 2019 decreased $7 million and was flat, respectively, on a corresponding revenue decrease of $9 million and increase of $21 million, respectively, when compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2019 decreased 6 percentage points and was flat, respectively, when compared to the same periods last year. For the three months ended July 31, 2019, the decrease in operating margin is driven by lower revenue volume. For the nine months ended July 31, 2019, the decrease in operating margin is driven by higher allocation of company infrastructure-related costs after integration, partially offset by volume-related gains and cost synergies resulting from integration.

FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of July 31, 2019 consisted of cash, cash equivalents and restricted cash of $1,396 million as compared to $917 million as of October 31, 2018.
As of July 31, 2019, approximately $967 million of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
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
Net cash provided by operating activities was $735 million for the nine months ended July 31, 2019, compared to $320 million for the same period in 2018.

•
Net income for the nine months ended July 31, 2019 increased $147 million compared to the same period last year. Non-cash adjustments increased $249 million primarily due to a decrease in deferred tax benefits as compared to the prior period, which included an adjustment resulting from new U.S. tax legislation.

•
The aggregate of accounts receivable, inventory and accounts payable used net operating cash of $43 million during the first nine months of fiscal 2019 compared to net cash used of $85 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable, deferred revenue and other assets and liabilities provided net operating cash of $61 million during the first nine months of fiscal 2019 compared to net cash provided of $167 million in the comparable period last year. The difference is primarily due to an increase in income taxes payable due to the establishment of a long-term transition tax liability resulting from new U.S. tax legislation that was enacted in the first quarter of 2018, and higher variable compensation payments, partially offset by lower cash outflow for fire-related recovery. For the nine months ended July 31, 2019 and 2018, we received insurance proceeds of $37 million and $86 million, respectively, associated with recovery from the northern California wildfires and a 2016 Singapore warehouse fire.

•
We contributed $21 million to our non-U.S. defined benefit plans during the first nine months of fiscal 2019 compared to $22 million in the same period last year. We expect to contribute $8 million to our non-U.S. defined benefit plans during the remainder of 2019. For the nine months ended July 31, 2019, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan, and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2019. We made an accelerated contribution of $85 million to our U.S. Defined Benefit Plans for the nine months ended July 31, 2018, in order to secure tax deductibility at the current corporate rate prior to the new tax legislation taking effect.

Net Cash Used in Investing Activities
Net cash used in investing activities was $169 million for the nine months ended July 31, 2019 as compared to $91 million for the same period last year. For the nine months ended July 31, 2019 and 2018, investments in property, plant and equipment were $90 million and $98 million, respectively, of which $7 million and $18 million, respectively, related to recovery from the northern California wildfires. For the nine months ended July 31, 2019, we used $90 million, net of $56 million cash acquired, for the acquisition of Prisma Telecom Testing, a global provider of radio access network test solutions. For the nine months ended July 31, 2019, we received proceeds of $7 million from the sale of a cost-method investment.
For the nine months ended July 31, 2018, we used $5 million for acquisitions and also received proceeds of $12 million from a small divestiture.
We anticipate total 2019 capital spending, including investments related to recovery from northern California wildfires, to be approximately $130 million, which is $2 million lower than capital spending in fiscal 2018.
Net Cash Used in Financing Activities
In the nine months ended July 31, 2019, we used $91 million for financing activities, which included $130 million for treasury stock repurchases and $26 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $65 million from issuance of common stock under employee stock plans.
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock, replacing a previously approved 2018 program authorizing the purchase of up to $350 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.
In the nine months ended July 31, 2018, we used $302 million for financing activities, which included $300 million for repayment of term loan borrowings and revolving credit facility, $80 million for treasury stock repurchases, $18 million for tax payments related to net share settlement of equity awards and payment of $6 million for acquisition-related contingent consideration, partially offset by $62 million from issuance of common stock under employee stock plans and $40 million from proceeds of a revolving credit facility.
Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.30%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. During the nine months ended July 31, 2018, we borrowed and repaid $40 million of borrowings outstanding under the Revolving Credit Facility. As of July 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2019.
2019 Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Other
As of July 31, 2019, our contractual obligations reported under “other purchase commitments” were approximately $78 million, an increase of approximately $19 million from October 31, 2018, primarily due to new contracts that were executed during the period. There were no other material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, to our contractual commitments (including non-cancellable operating leases) in the first nine months of 2019.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. There were no material changes during the nine months ended July 31, 2019 to this information reported in the company’s 2018 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
Effective November 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes and control activities related to revenue recognition, including changes to our information systems. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, our IT systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, implementation of new operational systems or software or upgrades to existing systems and software, or catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
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
We have developed internal data handling policies and practices to comply with the General Data Protection Regulation (“GDPR”) in the European Union and data privacy regulations similar to GDPR in other jurisdictions.  Our existing business strategy does not rely on aggregating or selling personally identifiable information, and as a general matter Keysight does not process personally identifiable information on behalf of our customers. We devote resources to keep up with the changing regulatory environment on data privacy in the jurisdictions where we do business. Despite our efforts, no assurance can be given that we will be compliant with data privacy regulations. New laws, amendments, or interpretations of regulations, industry standards, and contractual obligations relating to data privacy may require us to incur additional costs and restrict our business operations. If we fail to comply with GDPR or other data privacy regulation, we may be subject to significant financial fines and civil or criminal penalties, and may suffer damage to our reputation or brand, which could adversely affect our business and financial results.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2019.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2019 through May 31, 2019	—	—	—	500,000,000
June 1, 2019 through June 30, 2019	760,300	$78.90	760,300	440,015,299
July 1, 2019 through July 31, 2019	—	—	—	440,015,299
Total	760,300		760,300

(1)
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock, replacing a previously approved 2018 program authorizing the purchase of up to $350 million of the company’s common stock, of which $160 million remained. Under the new program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

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

Dated:	August 30, 2019	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 30, 2019	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)