Form 10-K
period 2019-10-31
Keysight Technologies, Inc.
filed 2019-12-18
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2019
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number: 001-36334
_____________________________________________________________
Keysight Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4254555
State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.
Address of principal executive offices: 1400 Fountaingrove Parkway, Santa Rosa, CA 95403
Registrant's telephone number, including area code: (800) 829-4444
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.01 per share	KEYS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2019 was approximately $11 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 16, 2019, there were 188,447,566 shares of our common stock outstanding.
_____________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 19, 2020 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2019 are incorporated by reference into Part III of this Report.
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
PART I
Item 1.  Business
Overview
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
We generated $4.3 billion, $3.9 billion and $3.2 billion of net revenue in 2019, 2018 and 2017, respectively. Net revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2019, 2018 and 2017 are provided in Note 20, "Segment Information," to our consolidated financial statements. As of October 31, 2019, we had approximately 13,600 employees worldwide. We had more than 17,500 direct customers for our solutions and services in fiscal year 2019 and greater than 32,000 customers including indirect channels. No single customer represented 10 percent or more of our net revenue.
Strategies
With a focus on electronic design, test and optimization, we deliver market-leading solutions across a wide range of industries, including commercial communications, networking, aerospace, defense and government, automotive, energy, semiconductor, general electronics and education. Our software and hardware solutions support our customers' design and test challenges across the entire product lifecycle. We provide simulation, prototype development and validation solutions for R&D, high-volume manufacturing test solutions, as well as handheld and other solutions for operational optimization post-deployment in the field. Our objective is to increase the productivity of our customers and reduce their time to market. Keysight's solutions utilize a common portfolio of market-leading software and hardware technologies along with a suite of valued-added services. This broad portfolio of solutions enables our customers to efficiently develop and deploy their products to address the most rapidly evolving new technologies and market opportunities. The following strategies are significant:

•	Expanding our software portfolio

◦
PathWave, a new software platform: PathWave software is designed to provide customers with a breakthrough design and test solution that accelerates the overall workflow from simulation of early concepts through manufacturing and optimization of deployed systems. PathWave is expected to integrate Keysight’s expanding portfolio of software solutions, including design software, measurement applications and instrument control. It provides an open and flexible development environment with common data formats and a consistent user interface in an open, scalable and predictive platform. The platform is in the early stages of a multi-year development timeline and is designed to be the foundation for many Keysight solutions going forward.

•	Providing complete solutions with services

◦
The breadth of our service offerings enables Keysight to provide customers with complete solutions that incorporate both leading product capabilities and the appropriate services and support. We have expanded and deepened our service offerings beyond a strong foundation of calibration and repair to include customization, consulting, and optimization services. Support offerings such as KeysightCare, asset optimization, technology refresh and other value-added services enable us to provide complete customer solutions across a broad set of communications and electronics markets, technologies and industries.

•	Investing early to achieve first-to-market solutions

◦
Wireless communication measurement solutions.  We are investing in the development of new wireless communications test solutions to satisfy the commercial communications end market, which is being driven by growth in mobile data, IoT and evolving wireless standards, particularly 5G. The acquisition of Anite in fiscal 2015 strengthened our wireless software design and test portfolio and expanded our served addressable market. With our technical breadth and expertise and strategic engagement with market-leading customers and partners around the world, we have leading-edge solutions for 5G applications available and have been first to market with many 5G solutions. With the acquisition of Prisma Telecom Testing ("Prisma") in fiscal 2019, we enhanced our ability to deliver total solutions to the designers of cellular base stations.

◦
Automotive design and measurement solutions.  We are investing in the development of new automotive test solutions to address the rapidly emerging electric, hybrid electric, connected and autonomous vehicle segments. Over the prior three years, we have introduced new solutions covering vehicle intelligence, connectivity, power and security. The Automotive Cybersecurity Program validates the resiliency of connected components of a vehicle, individually or as an entirely functioning automobile. In addition, security solutions developed by Ixia, acquired in fiscal 2017, enables Keysight to deliver extensive security validations of the 4G/5G radio access network (RAN) infrastructure that connects vehicles with the back-end data centers. With the acquisition of ScienLab in fiscal 2017, we significantly enhanced our ability to deliver application-optimized, customer-specific test solutions for the development and production of charging technology and infrastructure, energy storage, battery management systems, inverters and DC/DC converters.

◦
Network test solutions. The rapidly growing number of high-speed, connected devices requires service providers and data center operators to continuously update their networks to deliver higher levels of data transfer performance, improve quality of service and enhance network security. The acquisition of Ixia established Keysight as a market leader in next-generation network test and network visibility solutions.

•	Developing solutions for network transformation

◦
Network Transformation Requires New Solutions. Market drivers are leading to a transformation of both wireless and wired network technologies. In particular, the low-latency and high bandwidth requirements to make 5G a reality are transforming the entire network. Our organic investments and acquisitions to enable the next generation of networks and beyond is illustrated by the graphic below. We provide both wireless and wired network communications design and test solutions that address all seven layers of the communications stack. In addition, these solutions address customer needs across the entire communications ecosystem, from chipsets to devices to network access and then into the core network, data centers and the cloud.

5G Technology Impact
Chipsets
Devices
Network Access
Core Network
Data Centers
Communications "Stack Layers"
Increasing Software Content
Layers 4-7
Layers 2-3
Layer 1
Mobile Device Test
Base Station Emulation
Drive Test
Mobile Device Emulation
Mobile Network Test
Customer Experience Management
Network and Application Testing, Visibility and Security
Electrical, RF and Optical Test
Channel Emulation
Keysight Classic
Anite Acquisition
Ixia Acquisition
Prisma Acquisition

Strengths
Our electronic measurement business originated in 1939. Our legacy encompasses 80 years of innovation, measurement science expertise and deep customer relationships. We conduct business annually with over 32,000 customers around the world, including most Fortune 1000 companies who are developing new electronic technologies, networks, systems, devices and components. The following strengths are significant:

•
Industry-Focused Organization Structure to Support Customer Success: In 2016, Keysight transformed the company structure from product-focused divisions to industry-focused solution organizations, enabling closer customer alignment. This allows us to partner closely with market leaders to enable new technologies and provide first-to-market solutions for emerging applications. Our solution-centric industry groups provide end-to-end design, test and optimization solutions driven by customer specifications and timetables. Keysight is viewed as a trusted adviser and partner across industries.

•
Technology Leadership as a Competitive Differentiator. Proprietary software and hardware technologies unavailable on the commercial market and developed by our research and development technology centers around the world enable many Keysight products to deliver the best design and measurement solution capability available for our customers’ engineering requirements. Some of Keysight’s hardware technologies are designed and manufactured in our own in-house integrated circuit fabrication facilities, which were purpose-built and optimized to deliver leading-edge performance and capabilities across the broad portfolio of Keysight instruments. This differentiation enables Keysight to be recognized as a leader in six core measurement platforms: RF and Microwave Design Simulation software, Network Test, Network Analyzers, Oscilloscopes, Signal Analyzers and Signal Sources. Keysight’s technology leadership supports our strategy to deliver first-to-market solutions for our customers, which in turn enables them to be first to market with their products and gain a competitive advantage.

•
Broad Portfolio of Solutions and Products to Address Customer Needs. Keysight has a broad portfolio of electronic design and test solutions and products, which we continue to expand. Our hardware product portfolio spans many technologies and price points. Products are available in various physical form factors, such as benchtop instruments, handheld units, custom or industry-standard modular formats, and others. We address time and frequency domain applications with radio-frequency ("RF"), microwave, high-speed digital and general instrumentation. We also address network test, visibility, and security applications. In addition, we have a broad portfolio of software solutions and products to enable our customers' success, including electronic design automation ("EDA") software for RF and high-speed digital design, software tools for programming, automation, and data analysis, and a broad range of application-specific software for our instruments. Our PathWave software platform incorporates some of these software elements. Finally, we offer an expanding set of services and support delivered under our KeysightCare offering. Our broad portfolio of solutions and products includes, among others, the following:

Oscilloscopes and Analyzers:

Oscilloscopes
Spectrum Analyzers (Signal Analyzers)
Network Analyzers
Vector Signal Analyzers
EMI Receivers and EMC Analyzers
Noise Figure Analyzers
Logic Analyzers
Protocol Analyzers and Exercisers
Bit Error Ratio Testers (BERTs)
Optical Modulation Analyzers (OMAs)
Audio Analyzers
Thermal Imagers
Device Parameter Analyzers and Curve Tracers
Device Current Waveform Analyzers
Digitizers and Data Acquisition Systems

Network Test, Visibility, and Security

Network Protocol and Load Testers
Network Taps
Bypass Switches
Network Packet Brokers
Security Test and Threat Prevention
Performance Monitoring and Optimization
Cloud Test Solutions

Meters:

Digital Multimeters (DMMs)
Power Meters and Power Sensors
Frequency Counters
LCR Meters and Impedance Measurement Products
Picoammeters, Electrometers

Power:

AC Power Supplies and Analyzers
DC Power Supplies and Analyzers
Electronic Loads
Source/Measure Units (SMUs)
EV/HEV Charging Test Solutions

Design and Test Software:

Electronic Design Automation (EDA) Software
Application-Specific Instrument Software
Programming & Automation Software
Data Analytics Software
PathWave Solution Development Software

Wireless:

Wireless Network Emulators
Channel Emulators
Network Coverage / Drive Test Solutions
Wireless Network Performance Monitoring
Over-The-Air (OTA) Test Solutions

Generators and Sources:

Signal Generators (Signal Sources)
Arbitrary Waveform Generators (AWGs)
Function Generators
Pulse Generators
Data Generators
Noise Sources

Additional Products:

In-Circuit Test (ICT) Systems
Semiconductor Parametric Test Solutions
Photonic Test and Measurement Products
Laser Interferometers and Calibration Systems
Materials Test Instruments
Microwave and Millimeter Wave Devices
Test and Measurement Accessories
Custom Test Systems

Services:

KeysightCare Service and Support
Calibration
Repair
Technology Refresh
Refurbished Equipment
Test Asset Management and Optimization
Training
Consulting and Test as a Service (TaaS)

•
Industry-Leading Commitment to Product Quality and Reliability. Keysight has a reputation in the industry for high-quality and high-reliability electronic measurement instrumentation and software. Ensuring quality and reliability is an integral part of our new product development processes.

•
Sales Channel with Global Reach. We have a comprehensive sales channel. We have experienced management teams and highly technical sales and application engineers in all parts of the world, including a strong local presence in emerging markets. As a part of our sales channel strategy, we have increased our direct sales capacity by more than 50% since the beginning of fiscal 2017. This global direct channel is focused on selling high performance products and industry solutions to global and geographic accounts. Approximately 75 percent of our business comes from customer interactions with our direct sales organization. In countries with low sales volumes, sales are made through various representatives and channel partners. To ensure broad geographic coverage and further drive growth, we maintain a network of over 650 channel partners to complement our direct sales force.

•
Large Installed Base. We have a large worldwide installed base of equipment because of the breadth of our solutions portfolio and our long history of producing high-performance and high-quality solutions. This installed base enables a strong and growing services solutions portfolio, which provides a wide range of calibration and repair services, on both a per incident and contract basis, and provides opportunities as loyal customers refresh or upgrade their equipment.

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
Customer Success is the heart of everything we do, embodying our relentless drive to deeply understand our customers challenges and help them achieve positive, sustained outcomes through the application of new insights and the use of Keysight solutions.

•
Market Insight is enabled by our deep customer relationships and focuses our product and solution roadmaps, informs our merger and acquisition ("M&A") priorities, and factors into our hiring priorities and talent development plans. Our market insight allows us to move with speed and focus delivering first-to-market solutions that enable customers to address their engineering challenges.

•
Capital Allocation is how we direct our financial and human capital to business opportunities, projects and processes that align with our strategy to generate financial returns, which create value for the company, shareholders and employees. The threshold for our capital allocation is an expected return on invested capital that is above our cost to procure that capital.

•
First-to-Market Solutions is what we strive to deliver to our customers across the industries we serve. By being first-to-market with the right solutions we enable our customers to also be first-to-market with their products.

•
Operational Excellence across all functions is a relentless focus. It allows us to accelerate R&D by developing common technology platforms, maximize margins through cost reductions and supply optimization, implement LEAN+ processes for continuous improvement and leverage general and administrative spend as the company grows. We believe this focus drives long-term competitive advantage and growth, while building customer loyalty.

•
Employee Growth is enabled in a dynamic work environment where employees are encouraged to be innovative and act with speed. This environment supports employees throughout their careers, with the goal of connecting their passions to business results.

•
Keysight Values of speed and courage, uncompromising integrity, high performance and social responsibility foster a dynamic and inspiring environment conducive to innovation and experimentation. Our values help us attract and retain top talent and guide how we work with each other and engage with our customers, suppliers and communities.

More information on the KLM can be found at https://about.keysight.com/en/companyinfo/leadership.shtml.
Operating Segments
In 2019 we completed an organizational change to align our services business with our customer-solutions-oriented, go-to-market strategy as reflected by our Keysight Leadership Model ("KLM"). This change was made to fully reflect our services delivery within the markets served and further enable the growth of our services solutions portfolio. Prior period segment results were revised to conform to the presentation. As a result, Keysight has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The organizational structure continues to include centralized enterprise functions that provide support across the groups.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense and government end markets. The group provides electronic design and test software, instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. This business generated revenue of $2.7 billion in fiscal 2019, $2.4 billion in fiscal 2018 and $2.1 billion in fiscal 2017.
Communications Solutions Group Markets
Our Communications Solutions Group serves the following two markets:
Commercial Communications Market
We market our electronic design and test solutions to chipset providers, network equipment manufacturers (“NEMs”), wireless device providers and component providers within the supply chain for these customers and communications service providers. Growth in mobile data traffic and increasing complexity in semiconductors and components are driving test demand across the communications market. We provide end-to-end solutions for mobile chipsets, connected smart sensors/devices (IoT), wireless base stations, networks, data centers and cloud. Our leading-edge solutions enable new technology waves, including 5G wireless, Wi-Fi 6, 400G+ telecom and optical test and PCIe Gen5 high speed digital. Our ability to design and deliver first-to-market solutions is enabled by our technical expertise as well as our strategic engagements with market-leading customers across the commercial communications ecosystem.
NEMs and chipset providers, design and manufacture products to enable the transmission of voice, data and video traffic. The NEMs’ customers are communications service providers that deploy and operate the networks and deliver services, as well as distribute end‑user subscriber devices, including wireless smart phones, tablets and other connected devices. To meet their customers’ demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each optical, electrical and wireless network technology.
Wireless device providers require design and test solutions for the design, development, manufacture and repair of a variety of mobile and connected devices, including both smart phones and tablets. These mobile devices are used for voice, data and video delivery to individuals who connect wirelessly to the service provider’s network. The device manufacturers’ customers are large and small service providers, enterprises and consumers who purchase directly from retailers. Wireless device manufacturers require design and test solutions that enable technology development that conforms to the latest standards.
Component providers design, develop and manufacture electronic and optical components and modules used in network equipment and mobile devices. The component providers require test and measurement products to verify that the performance of their components and modules meets the specifications of their customers.
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
Aerospace, Defense and Government Market
We market our electronic design and test solutions to manufacturers and research laboratories within the aerospace and defense industries. This market includes commercial and government customers and their contracted suppliers. Electronic warfare, digital transformation and modernization of satellites, radars and surveillance systems worldwide are the drivers of test demand within the aerospace and defense market.
Government customers include departments or ministries of defense and related agencies around the world. Prime contractors, sub-contractors and component manufacturers support the government customers by providing design and manufacturing capabilities for a variety of programs. Commercial customers include aerospace and satellite equipment manufacturers and related component suppliers.
Customers use our electronic design and test solutions to develop and manufacture a wide variety of electronic components and systems used in aerospace and defense industries, including commercial and military aircraft, space, satellite, electronic warfare, radar, signal monitoring and public safety. Customers test the electrical parameters of a broad spectrum of components and assemblies and final products and often require large systems containing multiple electronic instruments.
Communications Solutions Group Solutions
Our software-driven electronic design and test solutions include software design tools, software-driven RF and microwave (“uW”) instruments, digital instruments and various other general purpose test instruments and targeted test solutions. Our technical breadth and expertise enables leading-edge solutions across commercial and government communications.
Electronic Design Automation (EDA) Software
Our EDA software models, simulates and analyzes product designs at the circuit and system levels, across RF/uW, high-speed digital, power electronics and semiconductor markets. R&D engineers use the software to predict the behavior of designs prior to building a prototype. They identify and correct issues with the design and optimize performance in a virtual environment, thus reducing the number of design iterations, reducing both time to market and cost.
RF and Microwave Solutions
Our software-driven RF and microwave test solutions and related software tools are used mainly in commercial, wireless and aerospace and defense applications. These solutions are required for the design and production of wireless network products, communications links, mobile devices and base stations. RF and microwave test instruments include signal analyzers, signal generators, network analyzers, network emulation tools and power meters. Our measurement application software is an integrated extension of our hardware solutions and enables a wide range of measurement capability used across all end markets to design and manufacture next-generation electronic components and products. Software tools are used to design and test the software portion of wireless devices and test the performance of networks.
Digital Solutions
Our software-driven digital test solutions are used by research and development engineers across a broad range of customers to validate the function and performance of their digital product and system designs. These designs include a wide range of products from simple digital control circuits to complex high-speed systems such as computer servers. The test solutions offered include oscilloscopes, logic and serial protocol analyzers, logic‑signal sources, arbitrary waveform generators and bit error rate testers. Our customers also use our high‑frequency EDA software tools to model signal integrity problems in digital design applications as digital speeds continue to increase.
Other Measurement Solutions
Our suite of fiber optic test solutions measures and analyzes a wide variety of critical optical and electrical parameters in fiber optic networks and their components. Components that can be tested with our solutions include source lasers, optical amplifiers, filters and other passive components. Test solutions include optical modulation analyzers, optical component analyzers, optical power meters and optical laser source solutions.
Service Solutions
Our services solutions include repair, calibration and consulting services, and resale of refurbished used Keysight equipment. Customer demand is fulfilled by trained technicians and engineers through regional service centers, located in close proximity to customers at more than 70 Keysight service locations in 34 countries. Our global presence, with localized service proximity, is an important factor in sustaining our customers’ equipment uptime and utilization requirements. In addition to providing repair and calibration support for Keysight equipment, we repair and calibrate non-Keysight equipment. We also provide industry-specific services to deliver complete Keysight solutions and help customers reduce their total cost of ownership for their design and test equipment. Services solutions include the following general types of solutions and services:

•	Accredited Product Support Services. Comprehensive support services that include repair, parts, and accredited calibrations of Keysight and non-Keysight test equipment.

•	Professional Services. Training and engineering services to optimize equipment adoption, utilization, and design and test processes.

•	KeysightCare. Beyond the basic warranty, KeysightCare is a for-pay service that provides dedicated, proactive support through a single point of contact for instruments, software, and solutions.

•	Re-manufactured Equipment. Refurbished used equipment, including Keysight Premium Used, that ensures the same high quality as our new equipment.
Communications Solutions Group Customers
Our customers include commercial companies and government agencies around the world. We have customers across the product lifecycle that design, develop, manufacture, install and monitor a variety of commercial and government communications equipment. Commercial customers include original equipment and contract manufacturers of chipsets, wireless devices, network equipment, electronic components and semiconductors as well as network service providers that implement, maintain and manage communication networks and services. Other communications customers include defense contractors and sub-contractors. Government customers include departments or ministries of defense, government agencies and related research institutes. Our customers use our solutions to conduct research and development to manufacture, and to install and maintain radio frequency, microwave frequency, digital, semiconductor and optical products and systems.
No single customer represented 10 percent or more of the group's net revenue.
Communications Solutions Group Competition
The market for electronic design and test solutions is highly competitive across our targeted markets. In the commercial communications market, our primary competitors are Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Fortive Corporation, Teledyne Technologies, National Instruments Corporation, Teradyne, Inc. and VIAVI Solutions Inc. In the aerospace, defense and government market, our primary competitors are Rohde & Schwarz GmbH & Co. KG, Teledyne Technologies, Fortive Corporation and VIAVI Solutions Inc.
We offer complete solutions that include a wide range of products, related software and services that compete primarily on the basis of differentiated capability, first-to-market leading-edge technology, product quality and long-term value to our customers.

Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic design and test software, instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. This business generated revenue of $1,135 million in fiscal 2019, $1,071 million in fiscal 2018 and $929 million in fiscal 2017.
Electronic Industrial Solutions Group Markets
We market our electronic design and test solutions to customers incorporating significant electronic content in their products across a broad set of electronic industrial end markets. These customers design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and automotive electronics. The components, printed circuit assemblies and functional devices for these products may be designed, developed and manufactured by electronic components companies, original equipment manufacturers ("OEMs") or contract manufacturers, all of whom are potential customers for Keysight. Other industrial applications for our electronic industrial solutions include power, energy, automotive, medical, and university research and teaching labs.
Customers use our test solutions in developing, manufacturing and operating a wide variety of electronic components and systems. Customer requirements include testing the electrical parameters of digital, radio frequency, and microwave frequency semiconductors, components and assemblies; testing multiple parameters of the printed circuit boards used in almost every electronic device; testing of the final product; and testing of systems containing multiple electronic devices.
Electronic Industrial Solutions Group Solutions
Our software-driven electronic industrial solutions include design and design verification tools, a broad range of electronic test and measurement instruments, comprehensive manufacturing test systems, material analysis and education solutions to teach and train the next generation of engineers and scientists and solutions to enable scientific discovery in university research labs in a variety of fields.
Design tools include design-for-test (“DFT”) software for printed circuit assemblies and automotive radar, and EDA software for the design and simulation of wireless and wired communication links in industrial, automotive and power semiconductor devices.
Design verification solutions include physical signal characterization and protocol compliance, notably for those communication links used in industrial, energy and automotive devices and products. Major automotive and battery manufacturers are electrifying transportation and changing how electrical energy is generated, stored and controlled. Examples of verification solutions include those that help design engineers qualify and characterize power semiconductor devices, photo-voltaic/electrical vehicle/storage inverters, AC power analysis, DC battery cells/modules and automotive body/safety/engine electronic modules. High-precision and higher-bandwidth power analysis products address the increased power efficiency required with the proliferation of battery-powered and energy-efficient devices. We also provide the solutions required to test the components in the electrified drive train.
We offer a broad portfolio of general-purpose precision measurement solutions in the market, from handheld test tools to bench measurement instruments and measurement solutions. Many of these products are designed for demanding industrial environments and provide high performance capabilities and include Digital Multimeters, Function Generators, Frequency Counters, Data Acquisition Systems, Audio Analyzers, LCR Meters, Thermal Imagers, precision SMU (“Source Measure Units”), ultra-high precision device current analyzers, test executive software platforms and a wide variety of power supplies ranging from bench to highly scalable AC/DC modular supplies and electronically programmable loads. These instruments are increasingly integrated with solution-specific software that enables our customers to dramatically accelerate and improve the effectiveness of their product design, design validation, manufacturing and support activities. Our solutions also support fundamental measurement science for voltage, current, frequency, signal pulse width, sub-nanometer distance and other complex electronic measurements. This enables industry and government customers to measure fundamental electrical parameters.
Comprehensive manufacturing test systems include: printed-circuit-board-assembly testers that ensure complex boards and components are assembled properly, Integrated Circuit (“IC”) parametric testers that ensure semiconductor wafers are processed consistently with high-precision and sub-nano-meter positioning sub-assemblies for semiconductor wafer manufacturing. We provide effective and efficient manufacturing test solutions for complex transportation electronic control/safety systems that include radar, autonomous driving capability, and state-of-the-art wired and wireless components that enable advanced communications capability. Our flexible and scalable manufacturing systems offer the best-in-class value to enable our manufacturing customers to deliver outstanding yield, quality and productivity resulting in lower overall cost of test.
Our highly regarded test and measurement products and software have a long history of broad adoption and use in universities and research centers that teach the next generation of engineers and scientists and enable basic research to flourish. Increasing global competition in education is driving the need for efficient and timely education solutions, and we are making those available in areas such as the Internet of Things ("IoT"), 5G communications technology and smart devices.
Service Solutions
Our services solutions include repair, calibration and consulting services, and resale of refurbished used Keysight equipment. Customer demand is fulfilled by trained technicians and engineers through regional service centers, located in close proximity to customers at more than 70 Keysight service locations in 34 countries. Our global presence, with localized service proximity, is an important factor in sustaining our customers’ equipment uptime and utilization requirements. In addition to providing repair and calibration support for Keysight equipment, we repair and calibrate non-Keysight equipment. We also provide industry-specific services to deliver complete Keysight solutions and help customers reduce their total cost of ownership for their design and test equipment. Services solutions include the following general types of solutions and services:

•	Accredited Product Support Services. Comprehensive support services that include repair, parts, and accredited calibrations of Keysight and non-Keysight test equipment.

•	Professional Services. Training and engineering services to optimize equipment adoption, utilization, and design and test processes.

•	KeysightCare. Beyond the basic warranty, KeysightCare is a for pay service which provides dedicated, proactive support through a single point of contact for instruments, software, and solutions.

•	Re-manufactured Equipment. Refurbished used equipment, including Keysight Premium Used, which ensures the same high quality as our new equipment.
Electronic Industrial Solutions Group Customers
Our customers include semiconductor and component manufacturers, original equipment manufacturers and contract manufacturers of electronic industrial products and services. These customers use our solutions to perform research and development and to design, manufacture and support their products and services. Customer products include semiconductor equipment and devices, printed circuit assemblies, electronic modules and systems that go into a wide range of electronic industrial products such as electric/autonomous vehicles, connected consumer and industrial devices and digital healthcare in the IoT domain. Our customers range from the largest multi-national global companies to the smallest start-ups and include universities and government agencies around the world. Our automotive customers use Keysight's solutions to develop, test and manufacture the electrified drive train, battery management systems, e-mobility and advanced vehicle-to-everything ("V2X") communications that will enable electric and hybrid-electric vehicles to be fully autonomous.
In order to address the growing needs of customers involved in the design and development of the latest automotive electronic technologies, we have opened four automotive application centers in Boeblingen, Germany; Novi, Michigan, United States; Shanghai, China; and Nagoya, Japan. These centers enable us to collaborate with and serve customers on a local basis and in close proximity to the world’s major automotive development ecosystems.  They include electronic test and measurement labs, technical experts, and state-of-the-art design and test software and hardware, as well as a customer training facility for hands-on workshops and seminars. These centers address the next-generation technology needs of the automotive industry, including OEMs, electronic components suppliers, semiconductor chipset manufacturers, battery and charging infrastructure providers and compliance labs, where we provide solutions across the entire ecosystem for the connected “smart” vehicle.
No single customer represented 10 percent or more of the group's net revenue.
Electronic Industrial Solutions Group Competition
The market for electronic industrial design and test solutions is highly competitive across our targeted markets. In the electronic industrial test market, our primary competitors are Rohde & Schwarz GmbH & Co. KG, Ametek, Inc., Fortive Corporation,Teledyne Technologies, National Instruments Corporation, and Teradyne, Inc.
Our electronic industrial design and test solutions offer a wide range of products and related software, and these compete primarily on the basis of differentiated capability, first-to-market leading edge technology, product quality and long-term value to our customers.

Ixia Solutions Group
The Ixia Solutions Group helps customers design, validate and optimize the performance and security resilience of their networks and associated components and applications both pre and post go live. Network test, network visibility and security solutions help organizations and their customers strengthen their physical and virtual networks. The group’s solutions consist of software applications and services, including warranty and maintenance offerings, and high-performance hardware platforms. This business generated revenue of $489 million in 2019, $451 million in fiscal 2018 and $256 million in fiscal 2017. The Ixia Solutions Group revenues in fiscal 2019 and 2018 are not comparable with fiscal 2017, which only includes activity from the date of acquisition, April 18, 2017, through October 31, 2017.
Ixia Solutions Group Markets
Our Ixia Solutions Group serves the network test and network visibility markets.
Network Test
We market our network test solutions and services to network equipment manufacturers, service providers, enterprises and governments worldwide. Our network test customers use our solutions to evaluate the performance of their equipment and networks primarily during the design, manufacturing and pre-deployment stages.
We offer a comprehensive suite of solutions consisting of software applications in conjunction with our network test hardware platforms that provide customers with the ability to perform a broad range of testing for layers 2-7 of the network stack. These solutions measure and analyze the performance, functionality, interoperability, service quality and conformance of network equipment and networks as well as applications and services that run on these networks. Our technology-specific application test solutions are targeted at a wide range of critical performance and conformance requirements across various protocols, interfaces and types of devices. These include data center, routing and switching, Software Defined Networking ("SDN"), security, encryption and applications, services like voice, video and wireless technologies including 4G and 5G as well as Wi-Fi. Our data center test solution includes the world’s first 400 Gigabit Ethernet test products that enable the roll-out of next generation data centers. For security, our security solutions enable the testing of new technologies like Transport Layer Security as well as providing a comprehensive suite of tools to test and detect malware and Distributed Denial of Service. Our wireless test solutions include 5G and 4G as well as IoT and Wi-Fi 802.11ax. These test solutions are both hardware-based and virtual. For the hardware-based solutions, our purpose-built hardware allows us to provide the industry’s best precision, performance and scale. Our virtual solutions offer a comprehensive feature set as well as the flexibility to operate in various virtual environments.
Network Visibility
We market our network visibility solutions to network equipment manufacturers, service providers, enterprises and governments worldwide. Our network visibility solutions improve the way our customers manage their data centers, save valuable IT time and maximize return on IT investments.
Keysight's network visibility solutions provide real-time, end-to-end visibility, insight and security into physical, virtual, SDN and Network Functions Virtualization networks, delivering the control, coverage, intelligence and performance customers need in a seamless fashion to protect and improve crucial networking, data center and cloud business assets. Our comprehensive network visibility platform ranges from network test access points to high-density, high-availability, cutting edge solutions designed for large and complex data centers and networks. Our proprietary software includes patented filtering and content handling technology that ensures each monitoring tool gets exactly the right data needed for analysis, all powered by an easy to use, drag-and-drop management system. Our advanced processing technologies enable additional intelligence and functionality, including de-duplication, packet slicing, time-stamping, real-time application and threat data, network flow, and session aware mobility load balancing.
Ixia Solutions Group Customers
Our customers include NEMs, service providers, enterprises and governments. These customers seek to optimize networks and data centers in order to accelerate, secure and scale the delivery of their services. NEMs, including chipset providers, deliver voice, video, and data and service infrastructure equipment to customer network operators, service providers and network users. Such users require high standards of functionality, performance, security and reliability and must ensure the quality of their products during development and manufacturing (prior to deployment). Service providers seek to deliver a growing variety of high quality, advanced network services ranging from traditional telecommunications and internet services to social networking, cloud storage and entertainment streaming. Enterprise and government organizations depend on their networks and data centers to get business done, and they devote significant resources to ensure applications and services run optimally and securely. These enterprise and government customers rely on our solutions to help evaluate equipment during selection, optimize and harden their network designs in labs prior to roll-out, and once rolled out, continuously monitor the production network to ensure optimal performance and security of the contents flowing through it. Our security solutions are also used by major organizations to address the new generation of cyber warfare and defend against massive cyber-attacks.
No single customer represented 10 percent or more of the group’s net revenue.
Ixia Solutions Group Competition
The market for providing network test and monitoring systems is highly competitive. We currently compete with network test and monitoring solution vendors such as Spirent Communications, Gigamon and NetScout. We also compete either directly or indirectly with large Ethernet switch vendors and network management, analysis, compliance and test tool vendors that offer point solutions that address a subset of the issues that we solve. Additionally, some of our significant customers have developed or may develop competitive in-house products for their own use or for sale to others.
Within our network test and visibility solutions, we offer a wide range of products and related software. We compete with these solutions primarily on the basis of differentiated capability, first-to-market leading-edge technology, product quality and long-term value to our customers.
The following discussions of Research and Development, Sales, Manufacturing, Marketing, Backlog, Intellectual Property, Materials, Environmental and Acquisition of Material Assets include information common to each of our businesses.
Research and Development
We are committed to investing in research and development ("R&D") and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position the company for growth. Our R&D efforts focus on development of first-to-market solutions with differentiated technology to support new software and hardware product introductions and improvements to existing software and hardware products to provide complete customer solutions aligned to our industry. We conduct R&D in four principal areas: enabling technologies, system design, simulation and measurement. Our R&D seeks to improve on various technical competencies in software and hardware systems, electronics and solution delivery. R&D investments are focused on delivering technology and first-to-market solutions, as well as building a strong foundation for future solutions over a longer time horizon. Our primary technology development centers are in California, Colorado, Georgia and Texas in the United States and in China, Finland, Germany, India, Italy, Japan, Malaysia, Romania, Singapore, Spain and U.K. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, customer solutions, products and services.
Sales
Our direct sales force focuses on addressing the needs of our global and regional customers by selling Keysight products, systems, solutions and services. Keysight’s direct sales force consists of sales and application engineers who have in‑depth knowledge of the customers’ business and technology needs. Our direct sellers concentrate on providing more complex, end-to-end solutions where customers require strategic consultation. Our application engineers bring deep solution and application expertise to provide a combination of consulting, systems integration and software engineering services that span all stages of the sale, deployment and support of our complex systems and solutions. Our direct sales organizations serve customers globally across the commercial communications, aerospace, defense and government, automotive and energy, semiconductor, general electronics, network test and network visibility markets.
To complement our direct sales force, we have an extensive network of channel partners around the world. These channel partners include resellers, manufacturer’s representatives and distributors. They serve thousands of customers across a wide range of end-user markets. They are expected to provide the same level of service and support as our direct sales force for the products they sell and generate new sales opportunities to extend our reach. Electronic commerce and tele‑sales channels are also in place for transactional, lower-touch sales.
For certain verticals such as network monitoring and performance management, our go-to-market solution strategy is based on strategic relationships with technical partners to provide the customer with a complete solution. In these cases, we work with technical partners in two main ways: (i) through customer referrals and recommendations and (ii) through automation integration/interoperability that provides a differentiated solution for our customers.

Manufacturing
To maximize our productivity and our ability to respond to market conditions, we have significant in-house manufacturing capabilities that are supplemented by contract manufacturers. Our in-house manufacturing efforts are focused on the highest value added, more complex and highly technical aspects of production, and we use contract manufacturers for assembly, printed circuit board production, metal die-casting and plastic moulding. Our largest manufacturing facility in Penang, Malaysia focuses on the final assembly of our most sophisticated instruments and, on final tuning, calibration and test of instruments across the broader portfolio. We also operate three technology centers in Santa Rosa, California; Colorado Springs, Colorado; and Boeblingen, Germany that collectively provide key components and sub‑systems for our instruments, including microwave monolithic integrated circuits, thick and thin film circuits, optical components, high-speed probes and precision machining. Our technology centers provide a competitive advantage by developing and manufacturing differentiated technology components with performance levels that are not available commercially.
We have manufacturing facilities in California and Colorado in the United States. Outside of the United States, we have manufacturing centralized in Malaysia with other manufacturing facilities in China, Germany, Japan and Finland.
We generally manufacture products after we have received firm orders for delivery and do not generally hold large stocks of finished inventory.
Marketing
We have several ongoing programs to support the sale and distribution of our solutions and to inform existing and potential customers, partners and distributors about the capabilities and benefits of our expansive solutions and services portfolio. We are modernizing our marketing platforms to increase focus on lead generation for top growth segments, including broad territory customers. We continue to invest in improving the Keysight brand recognition in strategic industries, such as automotive and commercial communications, and geographies, including the greater San Francisco area, Germany, Shanghai, and Nagoya. Our marketing efforts promote the Keysight business through participating in industry trade shows and technical conferences, sponsoring technical seminars and webinars that highlight our solutions, and advertising in digital media publications and physical locations. Additionally, we write and distribute various forms of marketing collateral including brochures, white papers, application notes, solutions briefs and articles for online and print journals. Finally, we communicate to our existing and potential customers through our corporate website and various social media outlets, such as LinkedIn, Facebook, Twitter and our corporate blog.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers and/or completion of a commitment to a customer.
At October 31, 2019, our unfilled backlog was approximately $1,380 million, as compared to approximately $1,311 million at October 31, 2018. Our unfilled backlog as of October 31, 2019 reflects the impact of the deferred revenue adjustment related to the adoption of Accounting Standards Update 2014-09, Revenue From Contracts With Customers ("ASC 606"). See Note 2, "New Accounting Pronouncements," to the consolidated financial statements for additional information. Consistent with our strategy, we are seeing an increase in solution sales, which have a longer order-to-revenue conversion cycle; however, we expect that the majority of unfilled backlog will be recognized as revenue within six months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.
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
Materials
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials, such as plastic resins and sheet metal. We purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. To address the potential disruption in, and other risks related to, our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of solutions for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Some of our properties are undergoing remediation by HP Inc. ("HP") for subsurface contaminations that were known at the time of Agilent’s separation from HP in 1999. In connection with Agilent’s separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to Keysight in our separation from Agilent on November 1, 2014 (the "Separation"). As a result, HP has access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the Separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
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

Executive Officers of the Registrant
The names of our executive officers and their ages, titles and biographies as of December 1, 2019 appear below:
Ronald S. Nersesian, 60, has served as President and Chief Executive Officer of Keysight since December 2013 and, prior to the Separation, served as Executive Vice President of Agilent. Mr. Nersesian served as President of Agilent from November 2012 to September 2013 and as Chief Operating Officer, Agilent from November 2011 to September 2013. From November 2011 to November 2012, Mr. Nersesian served as Agilent’s Executive Vice President and Chief Operating Officer. Mr. Nersesian serves on the Board of Directors of Trimble Inc. Mr. Nersesian has served as a Director on our Board of Directors since our separation from Agilent, and as Chairman of our Board of Directors since November 2019.
Neil Dougherty, 50, has served as Senior Vice President and Chief Financial Officer of Keysight since December 2013 and, prior to the Separation, served as Vice President and Treasurer of Agilent since 2012. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer.
Jay Alexander, 56, has served as Senior Vice President and Chief Technology Officer of Keysight since May 2014. Prior to the Separation, he served as Vice President and General Manager for the Oscilloscope and Protocol Division of Agilent since October 2009.
Satish Dhanasekaran, 47, has served as Senior Vice President and President of the Communications Solutions Group since July 2017. Previously, he served as Keysight's Vice President and General Manager, Wireless Devices and Operators business segment, as well as a variety of customer-facing leadership positions.
Ingrid Estrada, 55, has served as Senior Vice President, Chief People & Administrative Officer and Chief of Staff since August 2017. Previously, she served as Keysight’s Senior Vice President, Human Resources from December 2013 until August 2017. Prior to the Separation, she served as Vice President and General Manager of Global Sourcing of Agilent from 2011.
Soon Chai Gooi, 58, has served as Senior Vice President and President of the Electronic Industrial Solutions Group since November 2015. From December 2013 to November 2015, Mr. Gooi served as Senior Vice President of Order Fulfillment and Infrastructure for Keysight. Prior to the Separation, Mr. Gooi served as President, from November 2012 to September 2013, and as Senior Vice President, from December 2011 to November 2012, of Agilent's Order Fulfillment and Supply Chain.
Jeffrey Li, 50, has served as Senior Vice President, General Counsel, and Secretary since July 2019. Before that, Mr. Li served as Vice President, Assistant General Counsel, and Assistant Secretary, and prior to the Separation, as Senior Counsel of Agilent since 2011.
John Page, 55, has served as Senior Vice President and President of Global Services since November 2015 and most recently served as Vice President of business finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010 to 2014.
John Skinner, 57, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since December 2013, and prior to the Separation, Mr. Skinner served as Vice President, Agilent and Controller of Global Infrastructure and Enterprise Financial Planning and Analysis from April 2012 to December 2013.
Mark Wallace, 54, has served as Senior Vice President of Worldwide Sales since November 2016. From November 2014 to November 2016, Mr. Wallace served as Vice President and General Manager of Americas Field Operations and, prior to the Separation, as Americas Field Operations Vice President of Agilent's Electronic Measurement Group since November 2011.
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

A decreased demand for our customers’ products or trade restrictions could adversely affect our results of operations.
Our business depends on our customers’ ability to manufacture, design, and sell their products in the marketplace. International trade disputes affecting our customers could adversely affect our business. Tariffs on imports to or from China could increase the cost of our customers’ components and raw materials, which could make our customers’ products and services more expensive and could reduce demand for our customers’ products. Protectionist and retaliatory trade measures by either China or the United States could limit our customers’ ability to sell their products and services and could reduce demand of our customers’ products. Our customers and other entities in our customer chain could decide to take actions in response to international trade disputes that we could not foresee. A decrease in demand or significant change in operations from our customers due to international trade disputes could adversely affect our operating results and financial condition.
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

Our acquisitions, strategic alliances, joint ventures, internal reorganizations and divestitures may result in financial results that are different than expected.
In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Additionally, we occasionally make changes to our internal structure to align business products, services and solutions with market demands and to obtain cost synergies and operational efficiencies. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions or reorganizations. Further, such third-party transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team, employees and business infrastructure into our existing operations without impacting the business operations of the newly acquired company. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances performance and expands the markets of the newly acquired company. The acquired company may not enhance the performance of our businesses or product lines such that we do not realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including but not limited to:

•	the achievement of anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired company;

•	the scalability of production, manufacturing and marketing of products of a newly acquired company to broader adjacent markets;

•	the ability to cohesively integrate operations, product definitions, price lists, delivery, and technical support for products and solutions of a newly acquired company into our existing operations;

•	the compatibility of our infrastructure, operations, policies and organizations with those of the acquired company;

•	the retention of key employees and/or customers;

•	the management of facilities and employees in different geographic areas; and

•	the management of relationships with our strategic partners, suppliers, and customer base.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease a total of approximately 134 operating facilities located throughout the world that handle manufacturing production, research and development, administration, assembly, sales, quality, assurance testing, distribution and packaging of our products. These facilities are primarily located in the following countries: United States, Malaysia, Japan, China, Germany, India, United Kingdom, Taiwan, Romania, Spain and Singapore. As of October 31, 2019, we own or lease approximately 6.2 million square feet of space worldwide, of which we own approximately 4.1 million square feet and lease 2.1 million square feet. Our sales facilities occupy a total of approximately 0.3 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupy approximately 5.9 million square feet. All of these facilities are well maintained and suitable for the operations conducted in them.
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
There were 19,924 shareholders of record of Keysight common stock as of December 16, 2019.
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
The information required by this item with respect to equity compensation plans will be included under the caption Equity Compensation Plans in our proxy statement for the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2019. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2019 is 2,093,570 shares.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

August 1, 2019 through August 31, 2019	51,900	$95.67	51,900	$435,049,814
September 1, 2019 through September 30, 2019	151,000	$98.83	151,000	$420,126,205
October 1, 2019 through October 31, 2019	100,250	$98.79	100,250	$410,222,249
Total	303,150		303,150

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

Item 6. Selected Financial Data (Unaudited)
The following table presents the selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2019 and for each of the fiscal years in the three-year period ended October 31, 2019 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data as of October 31, 2016 and October 31, 2015 from audited consolidated financial statements that are not included in this Form 10-K.

	Years Ended October 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Consolidated Statement of Operations Data:(a)
Net revenue	$4,303	$3,878	$3,189	$2,918	$2,856
Income (loss) before taxes	$715	$(411)	$179	$366	$388
Net income	$621	$165	$102	$335	$513
Net income per share
Basic	$3.31	$0.88	$0.57	$1.97	$3.04
Diluted	$3.25	$0.86	$0.56	$1.95	$3.00
Weighted average shares used in computing net income per share:
Basic	188	187	180	170	169
Diluted	191	191	182	172	171
(a) Fiscal years 2019, 2018 and 2017 financial data includes our acquisition of Ixia on April 18, 2017.

	October 31,
	2019	2018	2017	2016	2015
	(in millions)
Consolidated Balance Sheet Data:(a)
Cash and cash equivalents	$1,598	$913	$818	$783	$483
Working capital	$2,212	$916	$1,358	$1,210	$893
Total assets	$6,623	$5,824	$5,933	$3,796	$3,501
Long-term debt	$1,788	$1,291	$2,038	$1,093	$1,092
Stockholders' equity	$3,004	$2,433	$2,310	$1,513	$1,302
(a) Fiscal years 2019, 2018 and 2017 financial data reflect the impact of our acquisition of Ixia on April 18, 2017.

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
Overview and Executive Summary
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
In 2019 we completed an organizational change to align our services business with our customer-solutions-oriented, go-to-market strategy as reflected by our Keysight Leadership Model ("KLM"). This change enables us to provide our customers with complete solutions that incorporate both leading product capabilities and the appropriate services and support. Our services delivery is now fully reflected within the markets served, which is a further catalyst of the growth of our services solutions portfolio. Prior period segment results were revised to conform to the presentation. As a result, Keysight has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The organizational structure continues to include centralized enterprise functions that provide support across the groups.
To more effectively and efficiently address customer solution needs across the communications ecosystem as the network transforms, in the first quarter of fiscal 2020, we completed an organizational change to manage our Ixia Solutions Group within our Communications Solutions Group. We believe this realignment will create improved go-to-market and product development alignment, as well as accelerate solution synergies in 5G as this new technology is deployed globally. As a result, beginning with our first quarter of fiscal 2020, we will have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”).
Years ended October 31, 2019, 2018 and 2017
Total orders for the year ended October 31, 2019 were $4,441 million, an increase of 9 percent when compared to 2018. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year comparison. Orders associated with acquisitions and divestitures had a net neutral impact on the order growth for the year ended October 31, 2019 when compared to 2018. Order growth in Asia Pacific and the Americas was partially offset by a decline in Europe. Total orders for the year ended October 31, 2018 were $4,082 million, an increase of 20 percent when compared to 2017. Foreign currency movements had a favorable impact of 1 percentage point on the year-over-year comparison. Orders associated with acquisitions accounted for 7 percentage points of order growth for the year ended October 31, 2018 when compared to 2017. Orders grew across all regions.
Net revenue of $4,303 million for the year ended October 31, 2019 increased 11 percent when compared to 2018. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year comparison. Revenue associated with acquisitions and divestitures had a net neutral impact on the revenue growth for the year ended October 31, 2019 when compared to 2018. The Communications Solutions Group led overall revenue growth with strong growth in the commercial communications market, complemented by growth in the Ixia Solutions Group and the Electronic Industrial Solutions Group. Revenue from the Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group represented approximately 63 percent, 26 percent and 11 percent respectively, of the total revenue for the year ended October 31, 2019. Net revenue of $3,878 million for the year ended October 31, 2018 increased 22 percent when compared to 2017. Foreign currency movements had a favorable impact of 2 percentage points on the year-over-year comparison. Revenue associated with acquisitions accounted for 6 percentage points of revenue growth for the year ended October 31, 2018 when compared to 2017. For the same period, revenue excluding acquisitions and foreign currency movements grew 14% year over year, with growth in all our operating segments and across all our markets. Revenue from the Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group represented approximately 62 percent, 27 percent and 11 percent, respectively, of the total revenue for the year ended October 31, 2018 and approximately 65 percent, 29 percent and 6 percent, respectively, of the total revenue for the year ended October 31, 2017. Ixia Solutions Group revenue for 2017 included activity from the date of acquisition, April 18, 2017, through October 31, 2017.
Net income was $621 million in 2019 compared to net income of $165 million and $102 million in 2018 and 2017, respectively. The increase in net income for the year ended October 31, 2019 when compared to 2018 was driven by a significant non-recurring goodwill impairment charge in 2018, higher revenue volume, highly differentiated solutions, favorable mix, and lower acquisition and integration costs, partially offset by a favorable income tax benefit in the prior period from new U.S. tax legislation and higher research and development investments in leading-edge technologies and key growth opportunities in our end markets. The increase in net income for the year ended October 31, 2018 when compared to 2017 was driven by higher revenue volume and a favorable tax impact from the new U.S. tax legislation and Singapore tax incentives, partially offset by an unfavorable impact from a goodwill impairment charge and increases in variable people-related costs. In 2019, 2018 and 2017, we generated operating cash flows of $998 million, $555 million and $328 million, respectively.
Impact of Northern California Wildfires
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. While direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Keysight is insured for the damage caused by the fire.
In 2019, 2018 and 2017, we recognized operating expenses of $3 million, $97 million and $18 million, respectively, offset by income of $3 million, $90 million and $2 million, respectively, for expected insurance recoveries. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.
In 2019 and 2018, we received insurance proceeds of $22 million and $68 million, respectively, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured retention amount. At October 31, 2019, we had a receivable of $5 million for losses and expenses for which insurance reimbursement is probable. The receivable is included in other current assets in the consolidated balance sheet.
In addition, in 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $7 million and $27 million, respectively, that are expected to be covered by insurance.
Subsequent to October 31, 2019, we received $37 million of insurance proceeds primarily related to replacement of capital and recovery of fire-related expenses. These proceeds will result in an other operating gain of approximately $32 million in the first quarter of fiscal 2020. No additional insurance proceeds or material expenses related to the 2017 northern California wildfires are expected.
Outlook
Our strategy of bringing solutions to market that help customers develop new technologies and accelerate innovation provides a platform for long-term growth. We expect to continue to see our customers make R&D investments in certain next-generation technologies. We are still in the early market stages for these emerging technologies, such as 5G, next-generation automotive, internet of things ("IoT") and defense modernization and expect technology investments to continue. Internally, we are working to improve operational efficiency across all functions. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies. We have complied and will continue to comply with recent U.S. Department of Commerce export control regulations regarding China. While short-term uncertainties exist, we remain confident in our strategy and believe we are well-positioned to capture future growth opportunities.

Currency Exchange Rate Exposure
Our revenues, expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our consolidated statement of operations. We experience some fluctuations within individual lines of the consolidated balance sheet and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis of up to twelve months in advance. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Results from Operations - Years ended October 31, 2019, 2018 and 2017
Net Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Cancellations are recorded in the period received from the customer and historically have not been material.

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
	(in millions)
Net revenue:
Products	$3,554	$3,229	$2,664	10%	21%
Services and other	749	649	525	15%	24%
Total net revenue	$4,303	$3,878	$3,189	11%	22%

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
% of total net revenue:
Products	83%	83%	84%	—	(1) ppt
Services and other	17%	17%	16%	—	1 ppt
Total	100%	100%	100%
The following table provides the percent change in revenue for the years ended October 31, 2019 and 2018 by geographic region, including and excluding the impact of foreign currency movements, as compared to the respective prior year.

	Year over Year % Change
	2019 over 2018		2018 over 2017
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	12%	12%	28%	28%
Europe	(2)%	1%	29%	25%
Asia Pacific	16%	17%	13%	12%
Total revenue	11%	12%	22%	20%
Net revenue for the year ended October 31, 2019 was $4,303 million, an increase of 11 percent when compared to 2018. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year comparison. Revenue associated with acquisitions and divestitures had a net neutral impact on revenue growth for the year ended October 31, 2019 when compared to 2018. Currency had an unfavorable impact of 3 percentage points and 1 percentage point on revenue growth in Europe and Asia Pacific, respectively, for the year ended October 31, 2019.
Net revenue for the year ended October 31, 2018 was $3,878 million, an increase of 22 percent when compared to 2017. Foreign currency movements had a favorable impact of 2 percentage points on the year-over-year comparison. Revenue associated with acquisitions accounted for 6 percentage points of revenue growth for the year ended October 31, 2018 when compared to

2017. Currency had a favorable impact of 4 percentage points and 1 percentage point on revenue growth in Europe and Asia Pacific, respectively, for the year ended October 31, 2018.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers and/or completion of a commitment to a customer.
At October 31, 2019, our unfilled backlog was approximately $1,380 million as compared to approximately $1,311 million at October 31, 2018. Our unfilled backlog as of October 31, 2019 reflects the impact of the deferred revenue adjustment related to the adoption of Accounting Standards Update 2014-09, Revenue From Contracts With Customers ("ASC 606"). See Note 2, "New Accounting Pronouncements," for additional information. Consistent with our strategy, we are seeing an increase in solution sales, which have a longer order-to-revenue conversion cycle; however, we expect that the majority of unfilled backlog will be recognized as revenue within six months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.
Costs and Expenses

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
Gross margin on products	59.5%	55.1%	54.6%	4 ppts	—
Gross margin on services and other	56.0%	51.1%	46.3%	5 ppts	5 ppts
Total gross margin	58.9%	54.4%	53.2%	5 ppts	1 ppt
Operating margin	16.5%	(10.2)%	4.6%	27 ppts	(15) ppts

(in millions)
Research and development	$688	$624	$507	10%	23%
Selling, general and administrative	$1,155	$1,205	$1,058	(4)%	14%
Goodwill impairment	$—	$709	$—	—	—
Other operating expense (income), net	$(20)	$(33)	$(16)	(40)%	105%
Gross margin increased 5 percentage points in 2019 compared to 2018, primarily driven by higher revenue volume, highly differentiated solutions, favorable mix and a decline in warranty costs. Gross margin increased 1 percentage point in 2018 compared to 2017, primarily driven by gains related to revenue volume and favorable mix, partially offset by increases in variable people-related costs and amortization of acquisition-related balances.
Excess and obsolete inventory charges were $27 million in 2019, $25 million in 2018 and $16 million in 2017. Sales of previously written-down inventory were $2 million in 2019, $2 million in 2018 and $1 million in 2017.
Research and development expense increased 10 percent in 2019 compared to 2018, primarily driven by greater investment in key growth opportunities in our end markets, leading-edge technologies, people and infrastructure. Research and development expense increased 23 percent in 2018 compared to 2017, primarily driven by the addition of acquired companies to our cost structure, an increase in variable people-related costs and our continued investment in research and development programs, partially offset by non-recurring acquisition-related compensation expense in 2017. Research and development expenses as a percent of total revenue were 16 percent in each of the three years 2019, 2018 and 2017.
Selling, general and administrative expenses decreased 4 percent in 2019 compared to 2018, primarily driven by a decline in litigation and restructuring costs and acquisition and integration costs, partially offset by an increase in people- related costs. Selling, general and administrative expenses increased 14 percent for 2018 compared to 2017, primarily driven by the addition of acquired companies to our cost structure and increases in variable people-related, litigation and restructuring costs, partially offset by the elimination of non-recurring acquisition-related compensation expense, separation and related costs, acquisition and integration costs and the unfavorable impact from northern California wildfire-related costs.
In 2018 we recorded a goodwill impairment charge of $709 million for the Ixia Solutions Group based on the results of our annual impairment test of goodwill. See Note 11, "Goodwill and Other Intangible Assets," to our consolidated financial statements for additional information.

Other operating expense (income), net primarily includes property rental income and was income of $20 million, $33 million and $16 million for 2019, 2018 and 2017, respectively. Other operating expense (income), net for 2018 also includes income from business divestitures.
Operating margin increased 27 percentage points in 2019 when compared to 2018, primarily driven by a non-recurring goodwill impairment charge in 2018, higher revenue volume, highly differentiated solutions, favorable mix, lower acquisition and integration costs, and lower litigation and restructuring-related costs, partially offset by an increase in people-related costs. Operating margin decreased 15 percentage points in 2018 when compared to 2017, primarily driven by goodwill impairment and an increase in variable people-related costs, partially offset by gains related to revenue volume and favorable mix.
Our headcount was approximately 13,600 at October 31, 2019 compared to 12,900 at October 31, 2018.
Interest Income and Expense
Interest income for the years ended October 31, 2019, 2018 and 2017 was $23 million, $12 million and $7 million, respectively, and primarily relates to interest earned on our cash balances. Interest expense for the years ended October 31, 2019, 2018 and 2017 was $80 million, $83 million and $80 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the years ended October 31, 2019, 2018 and 2017 was income of $61 million, $54 million and $104 million, respectively, and primarily includes income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits) and the change in fair value of our equity investments. Other income for 2017 also includes a $68 million gain from a settlement related to our Japan pension fund.
Income Taxes

	Year Ended October 31,
	2019	2018	2017
	(in millions)
Provision (benefit) for income taxes	$94	$(576)	$77
For 2019, the effective tax rate was 13 percent, which is lower than the U.S. statutory rate primarily due to a higher percentage of earnings in the non-U.S. jurisdictions taxed at lower statutory tax rates.
For 2018, the effective tax rate was 140 percent, which is higher than the U.S. statutory rate primarily due to the net impact of U.S. tax law changes, the Singapore restructuring and tax incentive modifications completed in 2018 in response to Singapore tax law changes, and the tax impact of goodwill impairment.
For 2017, the effective tax rate was 43 percent, which is higher than the U.S. statutory rate primarily due to the payment of a prior year Malaysia tax assessment of $68 million, including tax and penalties, which we are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia.
We benefit from tax incentives in several different jurisdictions, most significantly in Singapore, that have granted tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require various thresholds of investment and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2024 and 2025. The impact of the tax incentives decreased income taxes by $47 million, $567 million and $49 million in 2019, 2018 and 2017, respectively. The decrease in the tax benefit from 2018 to 2019 is primarily due to the one-time impacts of the Singapore restructuring and tax incentive modifications that were completed in 2018 in response to Singapore tax law changes.
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. The ultimate resolution of tax uncertainties may differ from what is currently estimated, which could result in a material impact on income tax expense. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If the payment of these additional amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
The open tax years for the IRS and most states are from November 1, 2015 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2014 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
The company is being audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our separation from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights, although we are currently in the process of appealing to the SCIT in Malaysia. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
Segment Overview
In 2019 we completed an organizational change to align our services business with our customer-solutions-oriented, go-to-market strategy as reflected by our Keysight Leadership Model ("KLM"). This change was made to fully reflect our services delivery within the markets served and further enable the growth of our services solutions portfolio. Prior period segment results were revised to conform to the presentation. As a result, Keysight has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The organizational structure continues to include centralized enterprise functions that provide support across the groups. The Communications Solutions Group provides electronic design and test software, instruments, systems, services and solutions that span both the global commercial communications and aerospace, defense and government end markets. The Electronic Industrial Solutions Group provides electronic design and test software, instruments, systems, services and solutions across a broad range of electronic industrial end markets, which include automotive and energy, semiconductor, general electronics and education markets. The Ixia Solutions Group provides network testing, visibility and security solutions, strengthening applications across physical and virtual networks for enterprises, service providers, network equipment manufacturers and governments.
The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring and related costs, amortization of acquisition-related balances, acquisition and integration costs, acquisition-related compensation expense, separation and related costs, pension curtailment and settlement loss (gain), northern California wildfire-related costs, goodwill impairment, legal settlement, gain on divestitures, interest income, interest expense and other items.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense and government end markets. The group provides electronic design and test software, instruments, systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
Net Revenue

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
	(in millions)
Total net revenue	$2,688	$2,392	$2,064	12%	16%
The Communications Solutions Group's revenue in 2019 increased 12 percent when compared to 2018, primarily driven by strong growth in the commercial communications market, while the aerospace, defense and government market was flat. Revenue growth in the Asia Pacific and the Americas was partially offset by a decline in Europe. The Communications Solutions Group's revenue in 2018 increased 16 percent when compared to 2017, primarily driven by strong growth in the commercial communications and the aerospace, defense and government markets. Revenue grew across all geographies and all markets.
Revenue from the commercial communications market represented approximately 64 percent of total Communications Solutions Group revenue in 2019 and increased 21 percent year over year, with growth across all geographies. This revenue growth was primarily driven by increased 5G investment across the wireless ecosystem and growth in data-center-related next-generation 400 gigabit Ethernet and higher digital test. Revenue from the commercial communications market represented approximately 59 percent of total Communications Solutions Group revenue in 2018 and increased 17 percent compared to 2017, growing across all geographies. In 2018 the revenue growth was primarily driven by growth in our 5G-related solutions across the wireless ecosystem, with strong demand for network access applications and steady investments in the network and data center markets.
Revenue from the aerospace, defense and government market represented approximately 36 percent of total Communications Solutions Group revenue in 2019 and was flat when compared to 2018. In 2019 revenue grew in the Americas and Asia Pacific, partially offset by a decline in Europe. Revenue from the aerospace, defense and government market represented approximately 41 percent of total Communications Solutions Group revenue in 2018 and increased 15 percent compared to 2017, growing across all geographies. The growth was primarily driven by higher global defense spending and overall improvement in the global economy.
Gross Margin and Operating Margin
The following table provides Communications Solutions Group margins, expenses and income from operations for 2019 versus 2018, and 2018 versus 2017.

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
Total gross margin	62.6%	58.5%	58.1%	4 ppts	—
Operating margin	26.6%	19.8%	16.8%	7 ppts	3 ppts

(in millions)
Research and development	$385	$345	$310	12%	11%
Selling, general and administrative	$592	$590	$551	—	7%
Other operating expense (income), net	$(9)	$(9)	$(9)	(3)%	5%
Income from operations	$714	$474	$347	51%	36%
Gross margin for the Communications Solutions Group in 2019 increased 4 percentage points compared to 2018, primarily driven by higher revenue volume, highly differentiated solutions, favorable mix, and lower warranty costs. Gross margin for the Communications Solutions Group in 2018 was flat compared to 2017, as gains from higher revenue volume were offset by an increase in people-related costs.
Research and development expense in 2019 and 2018 increased 12 percent and 11 percent, respectively when compared to 2018 and 2017, primarily driven by greater investment in key growth opportunities in our end markets, leading-edge technologies, people and infrastructure.
Selling, general and administrative expense in 2019 was flat when compared to 2018, as higher marketing-related investments were offset by declines in selling costs and infrastructure-related costs. Selling, general and administrative expense in 2018 increased 7 percent when compared to 2017, primarily driven by higher infrastructure-related costs, variable people-related costs and investment in sales resources.
Other operating expense (income), net primarily includes property rental income and was income of $9 million in 2019, 2018 and 2017.
Income from Operations
Income from operations for 2019 increased $240 million on corresponding revenue growth of $296 million. Income from operations for 2018 increased $127 million on corresponding revenue growth of $328 million.
Operating margin in 2019 increased 7 percentage points when compared to 2018 driven by higher revenue volume, highly differentiated solutions and favorable mix, while selling, general and administrative expense was flat. Operating margin in 2018 increased 3 percentage points when compared to 2017 as gains from revenue growth were partially offset by increases in variable people-related costs, infrastructure-related costs and investments in sales resources.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic design and test software, instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

Net Revenue

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
	(in millions)
Total net revenue	$1,135	$1,071	$929	6%	15%
The Electronic Industrial Solutions Group's revenue in 2019 increased 6 percent when compared to 2018, driven by strong growth in general electronics solutions and automotive and energy, while semiconductor measurement solutions remained flat when compared to 2018. Revenue grew across all regions. The Electronic Industrial Solutions Group's revenue in 2018 increased 15 percent when compared to 2017, driven by strong growth in general electronics, automotive and energy and semiconductor solutions. Revenue associated with acquisitions accounted for 3 percentage points of revenue growth for the year ended October 31, 2018 when compared to 2017. Revenue grew across all regions.
Gross Margin and Operating Margin
The following table provides Electronic Industrial Solutions Group margins, expenses and income from operations for 2019 versus 2018, and 2018 versus 2017.

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
Total gross margin	61.1%	58.9%	59.0%	2 ppts	—
Operating margin	25.9%	22.9%	22.5%	3 ppts	—

(in millions)
Research and development	$159	$145	$123	10%	17%
Selling, general and administrative	$244	$245	$219	—	11%
Other operating expense (income), net	$(4)	$(4)	$(4)	(11)%	5%
Income from operations	$294	$245	$209	20%	18%
Gross margin in 2019 increased 2 percentage points as compared to 2018, primarily driven by higher revenue volume, highly differentiated solutions, favorable mix and lower warranty costs. Gross margin in 2018 was flat when compared to 2017 as gains from higher revenue were offset by unfavorable revenue mix.
Research and development expense in 2019 increased 10 percent when compared to 2018, primarily driven by continued investments in key growth opportunities in our end markets, leading-edge technologies and infrastructure. Research and development expense in 2018 increased 17 percent when compared to 2017, primarily driven by increased investments in key growth opportunities in our end markets and leading-edge technologies, the addition of an acquired company and higher variable people-related costs.
Selling, general and administrative expense in 2019 was flat when compared to 2018, primarily driven by increases in marketing-related investments and selling costs, offset by a decrease in infrastructure-related costs. Selling, general and administrative expense in 2018 increased 11 percent when compared to 2017, primarily driven by the addition of an acquired company and higher infrastructure-related costs, investments in sales resources and variable people-related costs.
Other operating expense (income), net primarily includes property rental income and was income of $4 million in 2019, 2018 and 2017.
Income from Operations
Income from operations for 2019 increased $49 million on corresponding revenue growth of $64 million. Income from operations for 2018 increased $36 million on corresponding revenue growth of $142 million.
Operating margin increased 3 percentage points in 2019 compared to 2018, driven by higher revenue volume, highly differentiated solutions and favorable mix, while the selling general and administrative expenses remained flat. Operating margin was flat in 2018 compared to 2017 as gains from higher revenue were offset by increases in infrastructure-related costs, investments in sales resources and variable people-related costs.

Ixia Solutions Group
The Ixia Solutions Group helps customers design, validate and optimize the performance and security resilience of their networks and associated components and applications both pre and post go live. Network test, network visibility and security solutions help organizations and their customers strengthen their physical and virtual networks. The group’s solutions consist of software applications and services, including warranty and maintenance offerings, and high-performance hardware platforms.
Net Revenue

	Year Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
	(in millions)
Total net revenue	$489	$451	$256	9%	n/a
The Ixia Solutions Group's revenue in 2019 increased 9 percent when compared to 2018, driven by strong growth in both visibility network and network test solutions. Revenue growth in Asia Pacific and the Americas was partially offset by a decline in Europe. The Ixia Solutions Group's operating results in 2019 and 2018 are not comparable with 2017, which only includes activity from the date of acquisition, April 18, 2017, through October 31, 2017.
The following table provides Ixia Solutions Group margins, expenses and income from operations for 2019 versus 2018, and 2018 versus 2017. The Ixia Solutions Group's operating results in 2019 and 2018 are not comparable with 2017, which only includes activity from the date of acquisition.

	Years Ended October 31,			2019 over 2018 % Change	2018 over 2017 % Change
	2019	2018	2017
Total gross margin	71.7%	74.2%	76.5%	(3) ppts	n/a
Operating margin	5.9%	3.6%	16.3%	2 ppts	n/a

(in millions)
Research and development	$126	$119	$51	6%	n/a
Selling, general and administrative	$198	$199	$103	—	n/a
Other operating expense (income), net	$(2)	$—	$—	—	n/a
Income from operations	$29	$16	$42	75%	n/a
Gross margin in 2019 decreased 3 percentage points as compared to 2018, primarily due to a higher allocation of company infrastructure-related costs after integration.
Research and development expense in 2019 increased 6 percent when compared to 2018, primarily driven by higher people-related costs and continued investments in leading-edge technologies and key growth opportunities in our end markets.
Selling, general and administrative expense in 2019 was flat when compared to 2018, primarily driven by declines in selling and marketing-related costs and synergies derived from integration, offset by an increase in infrastructure-related costs.
Other operating expense (income), net primarily includes property rental income and was income of $2 million in 2019 and zero in both 2018 and 2017.
Income from Operations
Income from operations for 2019 increased $13 million on a corresponding revenue increase of $38 million.
Operating margin increased 2 percentage points in 2019 compared to 2018, driven by higher revenue volume and cost synergies resulting from integration, partially offset by higher allocation of company infrastructure-related costs after integration.
Financial Condition
Liquidity and Capital Resources
Our financial position as of October 31, 2019 consisted of cash, cash equivalents and restricted cash of $1,600 million as compared to $917 million as of October 31, 2018.
As of October 31, 2019, approximately $1,108 million of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
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
Net cash provided by operating activities was $998 million for the year ended October 31, 2019 as compared to $555 million provided in 2018 and $328 million provided in 2017.

•
Net income in 2019 increased by $456 million as compared to 2018. Non-cash adjustments in 2019 increased $102 million compared to 2018, driven by a $787 million decrease in the adjustment for deferred tax benefits due to the 2018 impact of U.S. and Singapore tax law changes and the tax impact of goodwill impairment, a $23 million increase in share-based compensation expense, a $19 million reduction in the gain on sales of assets and divestitures and a $5 million increase in amortization expense, partially offset by a $709 million reduction in the goodwill impairment, a $7 million decrease in depreciation expense and a $16 million decrease from other miscellaneous non-cash activities.

Net income in 2018 increased by $63 million as compared to 2017. Non-cash adjustments in 2018 increased $111 million compared to 2017 due to a $709 million goodwill impairment, a $74 million increase in amortization expense, a $70 million increase from a prior-period pension curtailment and settlement gain, an $11 million increase in depreciation expense and $1 million from other miscellaneous non-cash activities, partially offset by a $742 million increase in the adjustment for deferred tax benefits due to the 2018 impact of U.S. and Singapore tax law changes and the tax impact of goodwill impairment, and a $12 million gain on the sale of assets and divestitures.

•
The aggregate of accounts receivable, inventory and accounts payable used net cash of $105 million during 2019, compared to net cash used of $128 million in 2018 and zero in 2017. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends on the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income taxes payable, deferred revenue, and other assets and liabilities provided net operating cash of $107 million during 2019 as compared to net cash provided of $335 million and $42 million in 2018 and 2017, respectively. The difference between 2019 and 2018 activities is primarily driven by an increase in income taxes payable due to the establishment of a long-term transition tax liability resulting from new U.S. tax legislation that was enacted in 2018 and higher variable compensation payments, partially offset by lower cash outflow for fire-related recovery. In 2019 and 2018, we received insurance proceeds of $37 million and $94 million, respectively, associated with recovery from the northern California wildfires and a 2016 Singapore warehouse fire.

•
Net cash used for retirement and post-retirement benefits was $37 million, $127 million and $15 million in 2019, 2018 and 2017, respectively. In 2019 we made no contributions to our U.S. Defined Benefit Plans as compared to an accelerated contribution of $85 million in 2018 to secure tax deductibility prior to new tax legislation taking effect and no contributions in 2017. We contributed $26 million to our non-U.S. defined benefit plans during 2019 compared to $33 million in 2018 and $34 million in 2017. We did not contribute to the U.S. Post-Retirement Benefit Plan in 2019, 2018 and 2017.

Net Cash Used in Investing Activities
Net cash used in investing activities was $196 million, $108 million and $1,722 million in 2019, 2018 and 2017, respectively. Investments in property, plant and equipment were $120 million, $132 million and $72 million in 2019, 2018 and 2017, respectively. Capital spending in 2019 and 2018 includes $7 million and $27 million, respectively, related to recovery from the northern California wildfires.

In 2019 we paid $88 million, net of $56 million of cash acquired, for the acquisition of Prisma Telecom Testing, a global provider of radio access network test solutions. We also received $7 million of proceeds from the sale of investments and $2 million from divestitures. In 2018 we paid $5 million for acquisitions and received proceeds of $29 million from divestitures. In 2017 we paid $1,622 million, net of $72 million of cash acquired, for the acquisition of Ixia, $60 million, net of $2 million of cash acquired for the acquisition of ScienLab, and $20 million, net, for other acquisition activity. We also received $8 million of proceeds from the sale of land and $45 million of proceeds from the sale of investments in 2017.
Net Cash Used in Financing Activities
Net cash used in financing activities was $122 million in 2019 compared to $341 million used in 2018 and $1,425 million provided in 2017.
In 2019 we used net cash of $122 million, primarily for a $500 million repayment of short-term debt, $159 million for treasury stock purchases and $26 million of tax payments related to net share settlement of equity awards, partially offset by proceeds from issuance of long-term debt of $496 million, net of issuance costs, and $67 million from issuance of common stock under employee stock plans.
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock, replacing a previously approved 2018 program authorizing the purchase of up to $350 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Item 5 for additional information.
In 2018 we used $341 million for financing activities, primarily for a $260 million repayment of term loan borrowings, $120 million for treasury stock purchases, $18 million of tax payments related to net share settlement of equity awards and $6 million for acquisition-related contingent consideration, partially offset by proceeds of $64 million from issuance of common stock under employee stock plans.
In 2017 net cash provided by financing activities was $1,425 million primarily due to proceeds used to fund the acquisition of Ixia, including the issuance of long-term debt of $1,069 million, short-term borrowings of $212 million, and the issuance of common stock under public offering of $444 million, net of issuance costs. We repaid $323 million of the borrowings in 2017, including $182 million of the revolving facility, $140 million of the term loan and a $1 million short-term loan acquired with the acquisition of ScienLab. In addition, during 2017, we issued common stock under employee stock plans of $51 million and made $12 million of tax payments related to net share settlement of equity awards.
Short-term debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.10%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2019. During fiscal 2018, we borrowed and repaid $40 million under the Revolving Credit Facility.
Bridge Facility
On January 30, 2017, we entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $1.684 billion (“the Bridge Facility”) for the purpose of providing the financing to support Keysight's acquisition of Ixia. Under the terms of the commitment letter, the Bridge Facility was automatically terminated upon the acquisition of Ixia on April 18, 2017. For the year ended October 31, 2017, we incurred costs in connection with the Bridge Facility of $9 million that were amortized to interest expense.
2019 Senior Notes
In October 2014, the company issued an aggregate principal amount of $500 million in senior notes ("2019 Senior Notes"). These notes matured on October 30, 2019, and were fully repaid.

Long-term debt
The below senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.
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
2027 Senior Notes
In April 2017, the company issued an aggregate principal amount of $700 million in senior notes ("2027 Senior Notes"). The 2027 Senior Notes were issued at 99.873 percent of their principal amount. The notes will mature on April 6, 2027 and bear interest at a fixed rate of 4.60 percent per annum. The interest is payable semi-annually on April 6 and October 6 of each year, commencing on October 6, 2017. We incurred issuance costs of $6 million in connection with the 2027 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
2029 Senior Notes
In October 2019, the company issued an aggregate principal amount of $500 million in unsecured senior notes ("2029 Senior Notes"). The 2029 Senior Notes were issued at 99.914 percent of their principal amount. The notes will mature on October 30, 2029 and bear interest at a fixed rate of 3.00 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2020. We incurred issuance costs of $4 million in connection with the 2029 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provided for a three-year $400 million senior unsecured term loan that bore interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. On February 27, 2018, we fully repaid the borrowings outstanding under the term loan of $260 million and terminated the term credit agreement. We had previously repaid $140 million of the term loan during the year ended October 31, 2017.
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

The following table summarizes our total contractual obligations at October 31, 2019. The amounts presented in the table do not reflect $130 million of liabilities for uncertain tax positions as of October 31, 2019. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.

	Total	Less than one year	One to three years	Three to five years	More than five years
	(in millions)
Senior notes obligations	$1,800	$—	$—	$600	$1,200
Interest payments on senior notes	526	75	149	149	153
Operating lease commitments	196	48	71	31	46
Capital lease commitments	4	—	1	2	1
Commitments to contract manufacturers and suppliers	410	408	2	—	—
Retirement plans	11	11	—	—	—
US transition tax liability	68	—	9	20	39
Other purchase commitments	69	69	—	—	—
Total	$3,084	$611	$232	$802	$1,439
Interest on senior notes.  We have contractual obligations for interest payments on our senior notes. Interest rates and payment dates are detailed above under "Short-term debt" and "Long-term debt".
Operating leases.  Commitments under operating leases relate primarily to leasehold property. See Note 17, "Commitments and Contingencies."
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
In addition to the commitments to contract manufacturers and suppliers referenced above, we record a liability for firm, non-cancellable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2019, the liability for our excess firm, non-cancellable and unconditional purchase commitments was $21 million, compared to $17 million as of October 31, 2018. These amounts are included in other accrued liabilities in our consolidated balance sheet.
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
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. We can typically cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we disclose the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of October 31, 2019, our contractual obligations with these suppliers was approximately $69 million within the next fiscal year, as compared to approximately $59 million as of October 31, 2018.
We had no material off-balance sheet arrangements as of October 31, 2019 or October 31, 2018.
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
Revenue recognition.  In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which became effective for us beginning November 1, 2018. For additional information on the new revenue recognition guidance and the impact of adoption, see Note 1, “Overview, Basis of Presentation and Summary of Significant Accounting Policies,” Note 2, “New Accounting Pronouncements,” and Note 4, “Revenue” to the consolidated financial statements.
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We primarily generate revenue from the sale of products (hardware and/or software), services, or a combination thereof. We enter into contracts that may involve multiple performance obligations, and we allocate the transaction price between each performance obligation on the basis of relative standalone selling price (“SSP”). We recognize revenue following the five-step model.

1.
Identify the contract with a customer: Generally, we consider customer purchase orders which, in some cases are governed by master sales or other purchase agreements, to be the customer contract. All of the following criteria must be met before we consider an agreement to qualify as a contract with a customer under the revenue standard: (i) it must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the agreement has commercial substance; and, (v) the customer has the ability and intent to pay and collection of substantially all of the consideration is probable. We exercise reasonable judgment to determine the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or credit and financial information and credit risk management measures that we implement.

2.
Identify the performance obligations in the contract: We assess whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and, (ii) our promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract.

3.
Determine the transaction price: Transaction price reflects the amount of consideration to which we expect to be entitled in exchange for transferring goods or services. Our contracts may include terms that could cause variability in the transaction price including rebates, rights of return, trade-in credits, and discounts. Variable consideration is generally accounted for at the portfolio level and estimated based on historical information.

4.
Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of our contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. For contracts with multiple performance obligations, we allocate the total transaction value to each distinct performance obligation based on relative SSP. Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when we sell that good or service separately under similar circumstances to similar customers. Since most contracts contain multiple performance obligations, we use information that may include market conditions and other observable inputs to estimate SSP when we don’t have standalone transactions.

5.
Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and custom solutions or in instances where products are sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. For fixed-price support and extended warranty contracts, or certain software arrangements which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as we perform the services and the customers receive and/or consume the benefits.
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
Share-based compensation.  We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Awards granted under the Keysight Technologies, Inc. Long-Term Performance ("LTP") Program are based on a variety of targets, such as total shareholder return ("TSR") or financial metrics such as operating margin, cost synergies and others. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards in 2019, 2018 and 2017.
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
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates as of October 31, 2019 and 2018 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates as of October 31, 2019 and 2018 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. If we changed our discount rate by 1 percent, the impact would be $6 million on U.S. net periodic benefit cost and $11 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
The company uses alternate methods of amortization, as allowed by the authoritative guidance, that amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. plans, gains and losses are amortized over the average future working lifetime. For most non-U.S. plans and U.S. post-retirement benefit plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $7 million on U.S. net periodic benefit cost and $14 million on non-U.S. net periodic benefit cost.
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

The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. We determine the fair value of a reporting unit using the results derived using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted accordingly. The income approach is estimated through the discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, revenue growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal forecasts and external market forecasts. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method which is based on revenue and earnings multiples from comparable companies. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit's fair value up to a maximum amount of the goodwill balance for the reporting unit.
In 2019 we performed our annual impairment test for all our reporting units. Based on the results of our testing, the fair value of each of our reporting units exceeded the carrying value. In 2018 we recorded impairment losses of $709 million for our Ixia Solutions Group. See Note 11, "Goodwill and Other Intangible Assets," to the consolidated financial statements for additional information. There was no impairment of goodwill during the year ended October 31, 2017.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and backlog and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 10 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of purchased intangible assets were recorded during the years ended October 31, 2019, 2018 and 2017.
We review indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2019, 2018 and 2017, we assessed impairment by performing a qualitative test. No impairment of indefinite-lived intangible assets was recorded in 2019. In 2018 and 2017, we recorded impairment charges of $5 million and $7 million, respectively, related to cancellations of IPR&D projects.
Warranty. Keysight warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.
We also sell extended warranties that provide warranty coverage beyond the standard warranty term. Revenue associated with extended warranties is deferred and recognized over the extended coverage period.
Loss Contingencies. As discussed in Note 16 and 17 to the consolidated financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors. Changes in these factors could materially impact our financial position or our results of operation.
Restructuring.  The main component of our restructuring plan is related to workforce reductions and site restructuring. Workforce reduction charges are accrued when payment of benefits becomes probable and the amounts can be estimated. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2019, the company maintains a valuation allowance mainly related to capital losses in the U.K., net operating losses in the Netherlands and U.K., and California research credits. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support their reversal.
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
Our operations generate non-functional currency cash flows such as revenue, third-party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into such foreign exchange contracts as described above to substantially mitigate our currency risk. In 2019, 2018 and 2017, approximately 74 percent, 76 percent and 71 percent of our revenues were generated in U.S. dollars.
We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2019 and 2018, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest rate risk
As of October 31, 2019, we had $1.8 billion in principal amount of senior debt outstanding. The carrying amount of the fixed-rate senior notes was $1.8 billion, and the related fair value based on quoted prices was $1.9 billion. A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
As of October 31, 2019, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate long-term debt by approximately $33 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Keysight Technologies, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Keysight Technologies, Inc. and its subsidiaries (the “Company”) as of October 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2019, including the related notes and financial statement schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for pension costs and the manner in which it accounts for revenues from contracts with customers in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment - Ixia Solutions Group (“ISG”) Reporting Unit

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,209 million as of October 31, 2019, and the goodwill associated with the ISG reportable segment, which only includes the ISG reporting unit, was $407 million. Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter, as of September 30, or more frequently when events or circumstances occur indicating that the recorded goodwill may be impaired. The impairment test compares the fair value of a reporting unit with its carrying value, with an impairment charge recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value up to a maximum amount of the goodwill balance for the reporting unit. Management determined the fair value of the ISG reporting unit based on the income and market approaches, weighted at 60 and 40 percent, respectively. With respect to the income approach, the discounted cash flow method was used, which included an eight year future cash flow projection and an estimated terminal value.  As disclosed by management, determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, revenue growth rates, and the amount and timing of expected future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the ISG reporting unit is a critical audit matter are there was significant judgment by management when determining the fair value measurement of the ISG reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s cash flow projections and significant assumptions related to the revenue growth rates and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the income approach, (iii) testing the completeness, accuracy, and relevance of underlying data used in the income approach, and (iv) evaluating the significant assumptions used by management, including the revenue growth rates and the discount rate. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and certain significant assumptions, including the discount rate.
Income Tax Reserves - Unrecognized Tax Benefits

As described in Note 6 to the consolidated financial statements, as of October 31, 2019, the total amount of gross unrecognized tax benefits was $226 million. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Potential liabilities for anticipated tax audit issues are recognized based on management’s estimate of whether, and the extent to which, additional taxes and interest will be due, and management applies significant judgment in determining whether an uncertain tax position has met the recognition and measurement thresholds.
The principal considerations for our determination that performing procedures relating to unrecognized tax benefits is a critical audit matter are there was significant judgment by management when determining the uncertain tax positions that met the recognition and measurement thresholds, including a high degree of estimation uncertainty relative to the complex tax law and regulations in a multitude of jurisdictions, and the potential for significant adjustments as a result of tax audits. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s assessment of the identified uncertain tax positions that met the recognition and measurement thresholds.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to recognition of unrecognized tax benefits. These procedures also included, among others, (i) testing the information used in the calculation of the liability for unrecognized tax benefits, (ii) testing the calculation of the liability for unrecognized tax benefits by jurisdiction, including management’s assessment of the technical merits of uncertain tax positions, (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position, and (iv) evaluating the status and results of tax audits with the relevant tax authorities. Procedures were also performed to evaluate the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
December 18, 2019
We have served as the Company’s auditor since 2013.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2019	2018	2017
Net revenue:
Products	$3,554	$3,229	$2,664
Services and other	749	649	525
Total net revenue	4,303	3,878	3,189
Costs and expenses:
Cost of products	1,439	1,449	1,210
Cost of services and other	330	318	282
Total costs	1,769	1,767	1,492
Research and development	688	624	507
Selling, general and administrative	1,155	1,205	1,058
Goodwill impairment	—	709	—
Other operating expense (income), net	(20)	(33)	(16)
Total costs and expenses	3,592	4,272	3,041
Income (loss) from operations	711	(394)	148
Interest income	23	12	7
Interest expense	(80)	(83)	(80)
Other income (expense), net	61	54	104
Income (loss) before taxes	715	(411)	179
Provision (benefit) for income taxes	94	(576)	77
Net income	$621	$165	$102

Net income per share:
Basic	$3.31	$0.88	$0.57
Diluted	$3.25	$0.86	$0.56

Weighted average shares used in computing net income per share:
Basic	188	187	180
Diluted	191	191	182

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended October 31,
	2019	2018	2017
Net income	$621	$165	$102
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit (expense) of zero, $3 and $(1)	—	(14)	4
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $1, zero and $(2)	(4)	—	4
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero, $1 and $(1)	3	(3)	—
Foreign currency translation, net of tax benefit (expense) of zero	17	(21)	(10)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax benefit (expense) of $28, $(7) and $(68)	(91)	23	178
Change in net prior service credit, net of tax benefit of $4, $6 and $9	(15)	(16)	(15)
Other comprehensive income (loss)	(90)	(31)	161
Total comprehensive income	$531	$134	$263

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$913
Accounts receivable, net	668	624
Inventory	705	619
Other current assets	244	222
Total current assets	3,215	2,378
Property, plant and equipment, net	576	555
Goodwill	1,209	1,171
Other intangible assets, net	490	645
Long-term investments	46	46
Long-term deferred tax assets	755	750
Other assets	332	279
Total assets	$6,623	$5,824
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$499
Accounts payable	253	242
Employee compensation and benefits	278	276
Deferred revenue	334	334
Income and other taxes payable	55	42
Other accrued liabilities	83	69
Total current liabilities	1,003	1,462
Long-term debt	1,788	1,291
Retirement and post-retirement benefits	357	224
Long-term deferred revenue	176	127
Other long-term liabilities	295	287
Total liabilities	3,619	3,391
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 194 million shares at October 31, 2019, and 191 million shares at October 31, 2018 issued	2	2
Treasury stock at cost; 6.5 million shares at October 31, 2019 and 4.4 million shares at October 31, 2018	(342)	(182)
Additional paid-in-capital	2,013	1,889
Retained earnings	1,909	1,212
Accumulated other comprehensive loss	(578)	(488)
Total stockholders' equity	3,004	2,433
Total liabilities and equity	$6,623	$5,824
   The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$621	$165	$102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	103	92
Amortization	212	207	133
Share-based compensation	82	59	56
Debt issuance expense	—	—	9
Deferred tax benefit	(2)	(789)	(47)
Excess and obsolete inventory related charges	27	25	16
Gain on sale of assets and divestitures	(1)	(20)	(8)
Goodwill impairment	—	709	—
Pension curtailment and settlement loss (gain)	2	1	(69)
Other non-cash expenses, net	(4)	15	17
Changes in assets and liabilities:
Accounts receivable	(26)	(89)	(11)
Inventory	(92)	(61)	(4)
Accounts payable	13	22	15
Employee compensation and benefits	—	63	(1)
Deferred revenue	112	75	90
Income taxes payable	(16)	181	3
Retirement and post-retirement benefits	(37)	(127)	(15)
Other assets and liabilities	11	16	(50)
Net cash provided by operating activities	998	555	328

Cash flows from investing activities:
Purchases of property, plant and equipment	(120)	(132)	(72)
Proceeds from the sale of assets and divestitures	2	29	8
Acquisitions of businesses and intangible assets, net of cash acquired	(88)	(5)	(1,702)
Proceeds from the sale of investments	7	—	45
Other investing activities	3	—	(1)
Net cash used in investing activities	(196)	(108)	(1,722)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	67	64	51
Issuance of common stock under public offering	—	—	444
Payment of taxes related to net share settlement of equity awards	(26)	(18)	(12)
Treasury stock repurchases	(159)	(120)	—
Proceeds from issuance of long-term debt	500	—	1,069
Debt issuance costs	(4)	—	(16)
Proceeds from short-term borrowings	—	40	212
Repayment of debt and credit facility	(500)	(300)	(323)
Payment of acquisition-related contingent consideration	—	(6)	—
Other financing activities	—	(1)	—
Net cash provided by/(used in) financing activities	(122)	(341)	1,425
Effect of exchange rate movements	3	(9)	4
Net increase in cash, cash equivalents, and restricted cash	683	97	35
Cash, cash equivalents, and restricted cash at beginning of year	917	820	785
Cash, cash equivalents, and restricted cash at end of year	$1,600	$917	$820
   The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance as of October 31, 2016	172,287	$2	$1,242	(2,289)	$(62)	$949	$(618)	$1,513
Adjustment due to adoption of new accounting standards	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	102	—	102
Other comprehensive income, net of tax	—	—	—	—	—	—	161	161
Issuance of common stock	2,880	—	41	—	—	—	—	41
Public offering of common stock	13,143	—	444	—	—	—	—	444
Share-based compensation	—	—	56	—	—	—	—	56
Tax benefits from share-based awards issued	—	—	3	—	—	—	—	3
Balance as of October 31, 2017	188,310	2	1,786	(2,289)	(62)	1,041	(457)	2,310
Adjustment due to adoption of new accounting standards	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	165	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Issuance of common stock	2,894	—	44	—	—	—	—	44
Share-based compensation	—	—	59	—	—	—	—	59
Repurchase of common stock	—	—	—	(2,075)	(120)	—	—	(120)
Balance as of October 31, 2018	191,204	2	1,889	(4,364)	(182)	1,212	(488)	2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	621	—	621
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90)	(90)
Issuance of common stock	2,565	—	42		—	—	—	42
Share-based compensation	—	—	82		—	—	—	82
Repurchase of common stock	—	—	—	(2,094)	(160)	—	—	(160)
Balance as of October 31, 2019	193,769	$2	$2,013	(6,458)	$(342)	$1,909	$(578)	$3,004
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview.  Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
Basis of Presentation.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
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
Revenue recognition. We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers on November 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2019 reflect the application of ASC 606 while the reported results for 2018 and 2017 were prepared under the guidance of ASC 605, Revenue Recognition. For additional information on the new revenue recognition guidance and the impact of adoption, see Note 2, "New Accounting Pronouncements."
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
Nature of Goods and Services
Product revenues are generated predominantly from the sale of various types of design and test software and hardware. Products consist of standalone software and hardware, generally with installed software applications that are licensed on a perpetual and term basis. Our hardware products generally do not have any substantive acceptance terms that would otherwise preclude the transfer of control. Performance obligations related to our software licenses, including the license portion of our software subscriptions, grant the customer the right to use our software via electronic delivery.

Service revenues consist of repair and calibration services, extended warranties, technical support for hardware and software, when-and-if available software updates and upgrades, and professional services, including installation and implementation, consulting, and training. Services include both hardware and software services. Repair and calibration services for hardware products are sold both as per-incident customer services and as customer agreements to provide such services over the contractual period. Extended warranties are optional to the customer and provide warranty on hardware products for additional years beyond the standard one-year warranty. Technical support for software and when-and-if available software updates and upgrades are sold either together with our software licenses and software subscriptions, or separately as part of our customer support programs. These are considered stand-ready performance obligations where customers benefit from the services evenly throughout the license or service period. These performance obligations provide the customer access evenly over the contract period. Our professional services may be sold on a time and material basis (e.g., consulting) or on a fixed-fee basis (e.g., non-recurring engineering).
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

Our typical performance obligations include the following:

Performance obligation	When performance obligation is typically satisfied	When payment is typically due	How standalone selling price is typically determined
Product Revenues
Hardware	When customer obtains control of the product, typically at delivery (point in time)	Within 30-90 days of shipment	Estimated based on established pricing practices or observable based on standalone sales for certain hardware products
Software licenses	Upon electronic delivery of the software, and the applicable license period has begun (point in time)	Within 30-90 days of the beginning of license period	Estimated based on established pricing practices or observable based on standalone sales for certain software products
Threat intelligence solutions	Ratably over the subscription period (over time)	Within 30-90 days of the beginning of subscription period	Estimated based on established pricing practices
Service Revenues
Calibration contracts	Ratably over the service contract period (over time)	Within 30-90 days of the beginning of service contract period	Estimated based on established pricing practices
Repair and calibration (per- incident)	As services are performed (point in time)	Within 30-90 days of invoicing for services rendered	Estimated based on established pricing practices
Extended hardware warranty	Ratably over the warranty period (over time)	Within 30-90 days of invoicing	Estimated based on established pricing practices or observable based on standalone sales of certain hardware warranty contracts
Technical support and when-and-if-available software updates	Ratably over the license service contract period (over time)	Within 30-90 days of the beginning of license or service contract period	Estimated based on established pricing practices or observable based on standalone sales for certain support contracts
Professional services	As services are performed based on measures of progress (over time) or at a point in time	Within 30-90 days of invoicing for services rendered	Estimated based on established pricing practices
Custom Solutions
Custom solutions (milestone-based)	As milestones are achieved based on transfer of control to customer (over time)	Within 30-90 days of milestone achievement	Transaction price, as pricing is custom and can vary significantly from contract to contract
Custom solutions (point in time)	When customer obtains control of the solution, typically at delivery (point in time)	Within 30-90 days of delivery of solution	Transaction price, as pricing is custom and can vary significantly from contract to contract
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
Deferred revenue.  We recognize contract liabilities in our consolidated balance sheet as deferred revenue which represents the amount of service and software revenue deferred and recognized over the contractual period or as services are rendered and accepted by the customer. In addition, it includes the amount allocated to undelivered performance obligations.
Accounts receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts was approximately $3 million and $2 million as of October 31, 2019 and 2018, respectively. We do not have any off-balance-sheet credit exposure related to our customers. Prior to November 1, 2018, accounts receivable were also recorded net of estimated product returns. Effective November 1, 2018, we reclassified our allowance for sales returns from accounts receivable, net to other accrued liabilities due to the adoption of ASC 606.
Share-based compensation.  We account for share-based awards made to our employees and directors, including restricted stock units, employee stock purchases made under Keysight's Employee Stock Purchase Plan ("Keysight's ESPP"), employee stock option awards, and performance share awards under Keysight Technologies, Inc. Long-Term Performance ("Keysight's LTP") Program, using the estimated grant date fair value method of accounting. We recorded compensation expense for all share-based awards of $82 million in 2019, $59 million in 2018 and $56 million in 2017.
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
Warranty. Keysight warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. See Note 16, "Guarantees."
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
Goodwill and other intangible assets.  Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter, as of September 30, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The impairment test compares the fair value of a reporting unit with its carrying amount, with an impairment charge recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value up to a maximum amount of the goodwill balance for the reporting unit. We determine fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted appropriately. Valuations using the market approach are derived from metrics of publicly traded comparable companies. The selections of comparable businesses are based on the markets in which our reporting units operate, giving consideration to risk profiles, size, geography and diversity of products and services. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business.
As defined in the authoritative guidance, a reporting unit is an operating segment or one level below an operating segment. During the fourth quarter of 2019, we performed our annual impairment test for all our reporting units. Based on the results of our testing, the fair value of each of our reporting units exceeded the carrying value. We recorded an impairment loss of $709 million for the ISG reporting unit for the year ended October 31, 2018. There were no impairments of goodwill during the years ended October 31, 2019 and 2017. Refer to Note 3, “Acquisitions,” and Note 11, “Goodwill and Other Intangible Assets,” for additional information about our goodwill and other intangible assets.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and acquired backlog and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 10 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of purchased intangible assets were recorded during the years ended October 31, 2019, 2018 and 2017.
The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2019 we assessed impairment by performing a qualitative test and concluded that no impairment of indefinite-lived intangible assets was required. As a result of the cancellations of IPR&D projects in 2018 and 2017, we recorded impairment charges of $5 million and $7 million, respectively.
Advertising. Advertising costs are expensed as incurred and were $22 million in 2019, $21 million in 2018 and $22 million in 2017.
Research and development.  Costs related to the research, design and development of our products are charged to research and development expense as they are incurred.
Sales taxes.  Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.
Investments. Investments with readily determinable fair values and trading securities are reported at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments. Gains or losses resulting from changes in fair value are recognized currently in earnings. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. There was no impairment recognized in 2019, 2018 and 2017.
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
Cash, cash equivalents and short-term investments.  We classify investments as cash equivalents if their original maturity or remaining maturity at the time of purchase is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
As of October 31, 2019, approximately $1.1 billion of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.
Fair value of financial instruments.  The carrying values of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the equity method or measurement alternative, the carrying value approximates estimated fair value. The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value by approximately $139 million and $3 million as of October 31, 2019 and 2018, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies, are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements," for additional information on the fair value of financial instruments.
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
Credit risk is mitigated through collateral, such as letters of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2019 or 2018.
Derivative instruments.  We are exposed to global foreign currency exchange rate risk in the normal course of business. We enter into foreign exchange hedging contracts, primarily forward contracts to manage financial exposures resulting from changes in foreign currency exchange rates. Foreign currency exposures include committed and anticipated revenue and expense transactions (cash flow exposure) and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary (balance sheet exposure). For cash flow hedges, contracts are designed at inception as hedges of the related foreign currency exposures. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions at the inception of the hedge. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items. Our foreign exchange hedging contracts generally mature within fourteen months. We do not use derivative financial instruments for speculative trading purposes.
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
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger, and the resulting gain or loss is reflected in the consolidated statement of operations. Buildings and improvements are depreciated over the lesser of their useful lives or the remaining term of the lease and machinery and equipment, which is generally over three years to ten years. We use the straight-line method to depreciate assets.
Leases.  We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one year to twelve years. Certain leases contain renewal options for periods up to ten years.
Impairment of long-lived assets.  We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.
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
Employee compensation and benefits.  Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are reported within employee compensation and benefits in the consolidated balance sheet. The total amount of accrued vacation benefit was $92 million and $80 million as of October 31, 2019 and 2018, respectively.
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
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates that approximate average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in net income. Net gains or losses resulting from foreign currency transactions are reported in other income (expense) and were a $2 million loss in 2019, a $4 million gain in 2018 and a $1 million gain in 2017.
Retirement plans and post-retirement benefit plan assumptions.  Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and investment portfolio composition. We evaluate these assumptions at least annually. See Note 15, "Retirement Plans and Post-Retirement Benefit Plans."

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
The cumulative effect of initially applying the new revenue standard to all open contracts as of November 1, 2018 was as follows:

	October 31, 2018	Adjustments Due to ASC 606	November 1, 2018
	(in millions)
Assets:
Accounts receivable, net	$624	$7	$631
Inventory	619	—	619
Other current assets	222	28	250
Long-term deferred tax assets	750	(15)	735
Other assets	279	3	282
Liabilities:
Deferred revenue	$334	$(53)	$281
Income and other taxes payable	42	1	43
Other accrued liabilities	69	7	76
Long-term deferred revenue	127	(11)	116
Other long-term liabilities	287	3	290
Stockholders' equity:
Retained earnings	$1,212	$76	$1,288

The following tables summarize the impact of ASC 606 on our condensed consolidated financial statements:

	Year ended
	October 31, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Net revenue:
Products	$3,554	$3,528	$26
Services and other	749	755	(6)
Total net revenue	4,303	4,283	20
Costs and expenses:
Cost of products	1,439	1,435	4
Cost of services and other	330	330	—
Total costs	1,769	1,765	4
Research and development	688	688	—
Selling, general and administrative	1,155	1,153	2
Other operating expense (income), net	(20)	(20)	—
Total costs and expenses	3,592	3,586	6
Income from operations	711	697	14
Interest income	23	23	—
Interest expense	(80)	(80)	—
Other income (expense), net	61	61	—
Income before taxes	715	701	14
Provision for income taxes	94	93	1
Net income	$621	$608	$13

Net income per share:
Basic	$3.31	$3.24	$0.07
Diluted	$3.25	$3.18	$0.07

	October 31, 2019
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(in millions)
Assets:
Accounts receivable, net	$668	$642	$26
Inventory	705	709	(4)
Other current assets	244	217	27
Long-term deferred tax assets	755	772	(17)
Other assets	332	328	4
Liabilities:
Deferred revenue	$334	$389	$(55)
Income and other taxes payable	55	53	2
Other accrued liabilities	83	73	10
Long-term deferred revenue	176	188	(12)
Other long-term liabilities	295	293	2
Stockholders' equity:
Retained earnings	$1,909	$1,820	$89

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
ASU 2016-02, Leases. In February 2016, the FASB issued guidance that will require substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We expect our leases designated as operating leases in Note 17 will be reported in the consolidated balance sheet upon adoption. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We will adopt the new standard effective November 1, 2019 using the modified retrospective approach provided by ASU 2018-11, Leases: Targeted Improvements, that allows for a cumulative effect adjustment in the period of adoption. We expect to recognize right-of-use assets and corresponding lease obligations of approximately $145 million to $165 million. We elected the transition package of practical expedients, which among other things, allows us to carry forward the historical lease classification. We will not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The company has implemented a leasing software solution and is finalizing changes to our business processes, systems, and controls to support adoption of the new standard.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance that adds or clarifies guidance on eight cash flow classification issues that had been creating diversity in practice. We adopted this guidance during the first quarter of 2019 retrospectively to all periods presented, which resulted in the following change to our previously reported condensed consolidated statement of cash flows for the years ended October 31, 2018 and 2017 related to the classification of acquisition-related contingent consideration.

	Year Ended October 31,
	2018			2017
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in millions)
Net cash provided by operating activities	$555	$555	$—	$328	$328	$—
Net cash used in investing activities	$(116)	$(110)	$6	$(1,722)	$(1,722)	$—
Net cash provided by/(used in) financing activities	$(335)	$(341)	$(6)	$1,425	$1,425	$—
ASU 2016-18, Restricted Cash. In November 2016, the FASB issued guidance that requires an entity to include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. We adopted this guidance during the first quarter of 2019 retrospectively to all periods presented. See Note 8, "Supplemental Cash Flow Information."
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

We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in our retirement plans and post-retirement benefit plans note as the basis for applying retrospective presentation for comparative periods as it is impractical to determine the disaggregation of the components for amounts capitalized and reclassified in those periods. On a prospective basis, the service cost component of net periodic pension and post-retirement benefit cost is presented with other current compensation costs in operating income. The remaining components are included in other income (expense) and will not be included in amounts capitalized in inventory or property, plant, and equipment. The effect of the retrospective presentation change related to the retirement plans and post-retirement benefit plans to our previously reported consolidated statement of operations for the years ended October 31, 2018 and 2017 was as follows:

	Year Ended October 31,
	2018			2017
	As Originally Reported	As Adjusted	Effect of Change Higher/(Lower)	As Originally Reported	As Adjusted	Effect of Change Higher/(Lower)
	(in millions)
Cost of products	$1,440	$1,449	$9	$1,206	$1,210	$4
Cost of services and other	316	318	2	281	282	1
Research and development	607	624	17	498	507	9
Selling, general and administrative	1,185	1,205	20	1,049	1,058	9
Other operating expense (income), net	(33)	(33)	—	(84)	(16)	68
Other income (expense), net	6	54	48	13	104	91
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
Acquisition of Prisma
During the third quarter of fiscal 2019, we acquired Prisma Telecom Testing ("Prisma") for $88 million, net of $56 million cash acquired, and recognized additions to goodwill and other intangible assets of $30 million and $56 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Prisma is a global provider of radio access network test solutions that is expected to expand Keysight’s comprehensive end-to-end 5G test portfolio for the commercial communications ecosystem. The identified intangible assets primarily consisted of developed technology of $42 million, with an estimated useful life of 4 years.

Acquisition of Ixia
On April 18, 2017, pursuant to the terms of an Agreement and Plan of Merger dated January 30, 2017 between Keysight and Ixia (the "Merger Agreement"), we acquired all of the outstanding common stock of Ixia for $1,622 million, net of $72 million of cash acquired, pursuant to an exchange offer for $19.65 per share (the "Merger Consideration"). Pursuant to the Merger Agreement, any outstanding and unexercised Ixia stock options with an exercise price below the Merger Consideration and any outstanding Ixia restricted stock awards were cancelled and converted into the right to receive a cash payment equal to the merger consideration of $19.65 per share (minus the exercise price for the Ixia stock options). The vested portion of the awards associated with prior service of Ixia employees represented approximately $47 million of the total consideration. We funded the acquisition with a combination of cash and proceeds from debt and equity financings. As a result of the acquisition, Ixia has become a wholly-owned subsidiary of Keysight. Accordingly, the results of Ixia are included in Keysight's consolidated financial statements from the date of the acquisition and are reported in the Ixia Solutions Group operating segment.
The Ixia acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Keysight at their estimated fair values. Keysight determined the estimated fair values with the assistance of appraisals or valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. At the time of acquisition, we expected to leverage and expand the existing sales channels and product development resources and utilize the assembled workforce. The acquisition also offered opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Ixia's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
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
Acquisition of ScienLab
On August 31, 2017, we acquired all of the outstanding common stock of ScienLab for $60 million, net of $2 million of cash acquired, and recognized additions to goodwill and other intangible assets of $23 million and $40 million, respectively. ScienLab is a Germany-based company that provides test solutions to automotive original equipment manufacturers and Tier 1 suppliers in the automotive and energy markets. This acquisition complements our solutions portfolio, allowing end-to-end solutions for hybrid electric vehicles, electric vehicles, and battery test solutions that address e-mobility market needs. The identified intangible assets preliminary consisted of developed technology of $33 million, with an estimated useful life of 6 years.
Supplemental Pro Forma Information (Unaudited)
The following represents pro forma operating results as if Ixia had been included in the company's consolidated statements of operations as of the beginning of fiscal 2017 (in millions, except per share amounts):

Year Ended
October 31,
2017
Net revenue	$3,462
Net income	$116
Net income per share - Basic	$0.63
Net income per share - Diluted	$0.62

The unaudited pro forma financial information for the year ended October 31, 2017 combine the historical results of Keysight and Ixia for the year ended October 31, 2017, assuming that the companies were combined as of November 1, 2016. The unaudited pro forma financial information includes business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets, property plant and equipment, interest expense on the financing transactions used to fund the Ixia acquisition and acquisition-related transaction costs and tax-related effects. Pro forma results of operations for Prisma and ScienLab have not been presented because the effects of the acquisition were not material to the company’s financial results.
The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017 for Ixia.

4.	REVENUE
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

	Year Ended October 31, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Region
Americas	$1,185	$250	$289	$1,724
Europe	385	257	71	713
Asia Pacific	1,118	628	120	1,866
Total net revenue	$2,688	$1,135	$480	$4,303

End Market
Aerospace, Defense & Government	$975	$—	$—	$975
Commercial Communications	1,713	—	—	1,713
Electronic Industrial	—	1,135	—	1,135
Ixia	—	—	480	480
Total net revenue	$2,688	$1,135	$480	$4,303

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,452	$1,037	$296	$3,785
Revenue recognized over time	236	98	184	518
Total net revenue	$2,688	$1,135	$480	$4,303

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets - Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $34 million and $6 million at October 31, 2019 and November 1, 2018, respectively, and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
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

The following table provides a roll-forward of our capitalized contract costs, current and non-current:

Year Ended
October 31, 2019
(in millions)
Balance at October 31, 2018	$—
Costs capitalized on November 1, 2018 due to ASC 606 adoption	29
Costs capitalized during the period	63
Costs amortized during the period	(64)
Balance at October 31, 2019	$28

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
Changes in contract liabilities, current and non-current, during 2019 were as follows:

Year Ended
October 31, 2019
(in millions)
Balance at October 31, 2018	$461
Impact of adopting new revenue standard	(64)
Balance at November 1, 2018	397
Deferred revenue arising out of acquisitions	1
Deferral of revenue billed in current period, net of recognition	386
Revenue recognized that was deferred as of the beginning of the period	(274)
Balance at October 31, 2019	$510

Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $321 million as of October 31, 2019, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of October 31, 2019, we expect to recognize approximately 45% of the revenue related to these unsatisfied performance obligations during 2020, 29% in 2021 and 26% thereafter.
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
Description of Keysight’s Share-Based Plans
Incentive compensation plans.  The 2014 Equity and Incentive Compensation Plan (the "2014 Stock Plan") was originally adopted by the Board of Directors ("the Board") on July 16, 2014, subsequently amended and restated by the Board on September 29, 2014 and on January 22, 2015 and became effective as of November 1, 2014 (the “Effective Date”). The Board initially reserved 25 million shares of company common stock that may be issued under the 2014 Stock Plan, plus any shares forfeited or cancelled under the 2014 Stock Plan and subsequently reduced the number to 17 million shares. The Plan was further amended and restated by the Board on November 16, 2017 to increase the maximum aggregate number of shares that may be issued under the Plan to 21.8 million shares. The 2014 Stock Plan provides for the grant of awards in the form of stock options, SARs, restricted stock, RSUs, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2019, approximately 8 million shares were available for future awards under the 2014 Stock Plan.
Stock options granted under the 2014 Stock Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options were granted prior to November 1, 2016 and generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.
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
Under our ESPP, employees purchased 810,172 shares for $48 million in 2019, 885,110 shares for $36 million in 2018 and 1,085,382 shares for $32 million in 2017. As of October 31, 2019, common stock authorized and available for issuance under our ESPP was 20,491,958 shares, which includes shares issued in November 2019 to participants in consideration of the aggregate contribution of $26 million as of October 31, 2019.
Impact of Share-based Compensation Awards
Share-based compensation expense has been recognized using a straight-line amortization method. The impact of share-based compensation expense on our consolidated statement of operations was as follows:

	Year Ended October 31,
	2019	2018	2017
	(in millions)
Cost of products and services	$14	$11	$11
Research and development	16	10	9
Selling, general and administrative	52	38	36
Total share-based compensation expense	$82	$59	$56

The expense for the year ended October 31, 2019 includes a mark-to-market adjustment of $8 million for financial metrics-based performance awards. At October 31, 2019 and 2018, there was no share-based compensation expense capitalized within inventory. The income tax benefit (deficiency) realized from exercised stock options and similar awards recognized was $9 million in 2019 and $5 million in 2018 recorded as a component of income tax expense and $3 million in 2017 recorded as a component of equity.
Valuation Assumptions
The following assumptions were used to estimate the fair value of TSR-based performance awards.

	Year Ended October 31,
	2019	2018	2017
Volatility of Keysight shares	25%	25%	27%
Volatility of index/peer group	12%	14%	15%
Price-wise correlation with selected peers	57%	57%	57%

The TSR-based performance awards were valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The estimated fair value of restricted stock awards and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflect the cost of awards that are probable to vest at the end of the performance period.
Share-based Payment Award Activity
Employee Stock Options: The following table summarizes 2019 activity related to stock option awarded to our employees and directors:

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2018	1,306	$27
Granted	—	$—
Exercised	(747)	$27
Forfeited and expired	—	$—
Outstanding at October 31, 2019	559	$28
There were no forfeited or expired options in 2019.

The options outstanding and exercisable at October 31, 2019 were as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$0 - 25	154	2.7	$20	$12,479
$25.01 - 30	164	4.1	$30	11,652
$30.01 - 40	241	5.0	$31	16,830
	559	4.1	$28	$40,961

The aggregate intrinsic value provided above represents the total pre-tax intrinsic value, based on Keysight's closing stock price of $100.91 at October 31, 2019, that would have been received had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2019 was approximately 0.6 million.
The following table summarizes the aggregate intrinsic value of options exercised in 2019, 2018 and 2017:

	Aggregate Intrinsic Value	Weighted Average Exercise Price
	(in thousands)
Options exercised in fiscal 2017	$16,385	$20
Options exercised in fiscal 2018	$28,985	$26
Options exercised in fiscal 2019	$39,094	$27

As of October 31, 2019, the unrecognized share-based compensation costs for outstanding stock option awards was zero. See Note 6, "Income Taxes," for the tax impact on share-based award exercises.
Non-vested Awards
The following table summarizes non-vested award activity in 2019 for our LTP Program and restricted stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at October 31, 2018	3,359	$36
Granted	1,116	$60
Vested	(1,439)	$38
Forfeited	(53)	$46
LTP Program incremental	298	$36
Non-vested at October 31, 2019	3,281	$48

As of October 31, 2019, the unrecognized share-based compensation cost for non-vested stock awards was approximately $57 million, which is expected to be amortized over a weighted average period of 2.3 years. The total fair value of stock awards vested was $89 million for 2019, $55 million for 2018 and $43 million for 2017.

6.	INCOME TAXES
The domestic and foreign components of income (loss) before taxes are:

	Year Ended October 31,
	2019	2018	2017
	(in millions)
U.S. operations	$20	$(532)	$(147)
Non-U.S. operations	695	121	326
Total income (loss) before taxes	$715	$(411)	$179

The provision (benefit) for income taxes is comprised of:

	Year Ended October 31,
	2019	2018	2017
	(in millions)
U.S. federal taxes:
Current	$10	$131	$21
Deferred	(8)	46	(56)
Non-U.S. taxes:
Current	91	75	101
Deferred	14	(832)	9
State taxes, net of federal benefit:
Current	(5)	7	2
Deferred	(8)	(3)	—
Total provision (benefit) for income taxes	$94	$(576)	$77

Due to the adoption of ASU 2016-09, excess tax benefits and deductions associated with our various share-based award plans are included as components of income tax expense for fiscal years 2019 and 2018. The income tax provision for fiscal year 2017 does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.
The significant components of deferred tax assets and deferred tax liabilities included in the consolidated balance sheet are:

	October 31,
	2019		2018
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$10	$(2)	$14	$—
Intangibles	630	(38)	664	(66)
Property, plant and equipment	17	(24)	14	(23)
Warranty reserves	9	(1)	11	(1)
Pension benefits	86	(76)	47	(67)
Employee benefits, other than retirement	29	(1)	27	(1)
Net operating loss, capital loss, and credit carryforwards	116	—	120	—
Unremitted earnings of foreign subsidiaries	—	(12)	—	(5)
Share-based compensation	15	—	14	—
Deferred revenue	25	(5)	37	(1)
Other	14	(12)	11	(1)
Subtotal	951	(171)	959	(165)
Tax valuation allowance	(73)	—	(79)	—
Total deferred tax assets or deferred tax liabilities	$878	$(171)	$880	$(165)

The decrease in deferred tax assets in 2019 as compared to 2018 primarily relates to a decrease in intangible assets in Singapore due to amortization, partially offset by an increase in future pension liabilities in the U.S. and Germany. The increase in deferred tax liabilities in 2019 as compared to 2018 primarily relates an increase in future tax liabilities in Italy from a restructuring and a decrease in future pension liabilities in the U.K. and Japan, partially offset by a decrease in intangible assets in the U.S. due to amortization and a decrease in Germany due to a restructuring.
As of October 31, 2019, there was a deferred tax liability of $12 million for the tax liability expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. As of October 31, 2019, the cumulative amount of undistributed earnings considered indefinitely reinvested was $88 million. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to indefinitely reinvest those earnings in the company’s foreign operations. The amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $4 million.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
The $73 million valuation allowance as of October 31, 2019 is mainly related to capital losses in the U.K., net operating losses in the Netherlands and U.K., and California research credits. The $79 million valuation allowance as of October 31, 2018 was mainly related to California research credits, capital losses in the U.K., and net operating losses in the U.K. and Netherlands. The decrease in valuation allowance from October 31, 2018 to October 31, 2019 is primarily due to a reversal of valuation allowance on a portion of the California research credits. We will maintain a valuation allowance until sufficient positive evidence exists to support reversal.
At October 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $8 million, acquired in the Ixia acquisition, and U.S. state net operating loss carryforwards, primarily acquired in the Ixia acquisition, of approximately $68 million. The U.S. federal net operating losses will expire in years beginning 2026 through 2029, if not utilized. The U.S. state net operating loss carryforwards will begin to expire in 2025, if not utilized. At October 31, 2019, we had California research credit carryforwards of approximately $20 million. The California research credits can be carried forward indefinitely. The U.S. federal and state net operating losses and tax credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2019, we also had foreign net operating loss carryforwards of approximately $305 million. Of this amount, $116 million will expire in years beginning 2023 through 2029 if not utilized. The remaining $189 million has an indefinite life. At October 31, 2019, we had foreign capital loss carryforwards of approximately $145 million, primarily acquired in the Anite acquisition, with an indefinite life and $3 million of tax credits in foreign jurisdictions with an indefinite life. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2019	2018	2017
	(in millions)
Profit(loss) before tax times statutory rate	$150	$(96)	$63
State income taxes, net of federal benefit	(6)	2	1
US tax on non-US entity income	48	210	5
US benefit on foreign sales	(13)	—	—
U.S. research credits	(12)	(10)	(7)
Non-US income taxed at different rates	(70)	16	(83)
Change in unrecognized tax benefits	(12)	86	23
Share-based compensation	(5)	(1)	7
Singapore tax incentive and amortization	—	(591)	—
Reversal of deferred taxes on foreign earnings not considered indefinitely reinvested	—	(304)	—
Goodwill impairment	—	99	—
U.S. federal statutory tax rate change	—	10	—
Malaysia tax assessment	—	—	68
Other, net	14	3	—
Provision (benefit) for income taxes	$94	$(576)	$77
Effective tax rate	13%	140%	43%

We benefit from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The tax incentives are due for renewal between 2024 and 2025. The impact of the tax incentives decreased income taxes by $47 million, $567 million and $49 million in 2019, 2018 and 2017, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.25, $2.97 and $0.27 in 2019, 2018 and 2017, respectively. The decrease in the tax benefit from 2018 to 2019 is primarily due to the one-time impacts included in 2018 of the Singapore restructuring and tax incentive modifications that were completed in that year in response to Singapore tax law changes. Of the $2.97 benefit from the tax incentives on net income per share (diluted) in 2018, $2.75 relates to one-time items resulting from the Singapore restructuring.
For 2019, the effective tax rate was 13 percent, which is lower than the U.S. statutory rate primarily due a higher percentage of earnings in the non-US jurisdictions taxed at lower statutory rates.
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
The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2019 and 2018:

	October 31,
	2019	2018
	(in millions)
Current income tax assets (included within other current assets)	$40	$32
Current income tax liabilities (included within income and other taxes payable)	(35)	(18)
Long-term income tax assets (included within other assets)	—	—
Long-term income tax liabilities (included within other long-term liabilities)	(198)	(205)
Total	$(193)	$(191)

The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. The ultimate resolution of tax uncertainties may differ from what is currently estimated, which could result in a material impact on income tax expense. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If the payment of these additional amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2019	2018	2017
	(in millions)
Gross Balance, beginning of year	$234	$146	$51
Additions due to acquisition	9	—	22
Additions for tax positions related to the current year	18	100	31
Additions for tax positions from prior years	—	2	52
Reductions for tax positions from prior years	(32)	(1)	(9)
Settlements with taxing authorities	—	(12)	—
Statute of limitations expirations	(3)	(1)	(1)
Gross Balance, end of year	$226	$234	$146

As of October 31, 2019, the total amount of gross unrecognized tax benefits was $226 million, that, if recognized, $216 million would impact our effective tax rate. However, approximately $9 million of the unrecognized tax benefits were related to acquisitions, which if recognized within certain agreed upon time periods, would be offset due to an indemnification asset recognized. As of October 31, 2018, the total amount of gross unrecognized tax benefits was $234 million, that, if recognized, $227 million would impact our effective tax rate.
We recognized tax expense of $2 million, $2 million, and $18 million of interest and penalties related to unrecognized tax benefits in 2019, 2018 and 2017, respectively. We recorded an additional $4 million of interest and penalties related to unrecognized tax benefits in 2019 through purchase accounting related to acquisitions. Cumulatively, interest and penalties accrued as of the end of October 31, 2019, 2018 and 2017 were $28 million, $22 million and $20 million, respectively.
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

7.	NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations.

	Year Ended October 31,
	2019	2018	2017
	(in millions)
Numerator:
Net income	$621	$165	$102
Denominator:
Basic weighted-average shares	188	187	180
Potential common shares— stock options and other employee stock plans	3	4	2
Diluted weighted-average shares	191	191	182

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are collectively assumed to be used to repurchase hypothetical shares. The increase in diluted weighted average shares for the year ended October 31, 2018 includes 5 million shares attributed to the weighted impact of 13 million shares of common stock issued in March 2017.
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the years ended 2019, 2018 and 2017, we excluded zero shares from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. The impact was immaterial in 2019, 2018 and 2017.

8.	SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $103 million in 2019, $27 million in 2018 and $121 million in 2017. Higher tax payments in 2019 were primarily due to increased net income and payments on the tax liability established in 2018 related to new U.S. tax legislation. The 2017 payments include $68 million paid to the Malaysia tax authority associated with a tax assessment on gains related to intellectual property transfers that we are currently in the process of appealing to the Special Commissioners of Income Tax in Malaysia.
Cash paid for interest was $76 million in 2019, $79 million in 2018 and $64 million in 2017. In 2017 we also paid fees of $9 million in connection with a bridge loan facility that were amortized to interest expense and classified as a financing activity in our consolidated statement of cash flows.

The following table summarizes our non-cash investing activities that are not reflected in the consolidated statement of cash flows:

	Year Ended October 31,
	2019	2018	2017
	(in millions)
Non-cash investing activities:
Increase (decrease) in unpaid capital expenditures in accounts payable	$(3)	$10	$(4)
Increase in capital lease liabilities	—	—	4
	$(3)	$10	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	October 31, 2019	October 31, 2018
	(in millions)
Cash and cash equivalents	$1,598	$913
Restricted cash included in other current assets	—	2
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,600	$917
Restricted cash consisted primarily of deposits held as collateral against bank guarantees.

9.	INVENTORY

	October 31,
	2019	2018
	(in millions)
Finished goods	$317	$283
Purchased parts and fabricated assemblies	388	336
Total inventory	$705	$619

Inventory-related excess and obsolescence charges recorded in total cost of products were $27 million in 2019, $25 million in 2018 and $16 million in 2017. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.

10.	PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2019	2018
	(in millions)
Land	$65	$63
Buildings and leasehold improvements	721	695
Machinery and equipment	1,137	1,074
Total property, plant and equipment	1,923	1,832
Accumulated depreciation and amortization	(1,347)	(1,277)
Property, plant and equipment, net	$576	$555

Asset impairments were zero in 2019, 2018 and 2017. Depreciation expense was $96 million in 2019, $103 million in 2018 and $92 million in 2017. Buildings and leasehold improvements include assets held under capital lease of $4 million and $4 million at October 31, 2019 and 2018, respectively.
In 2014 we entered into a binding contract to sell land in the United Kingdom that resulted in the transfers of three separate land tracts from 2014 through 2017 totaling approximately $34 million. In 2017 we recognized a gain of $8 million on the sale of the land tracts in other operating expense (income).

11.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of October 31, 2019, 2018 and 2017 and the movements in 2019 and 2018 for each of our reportable segments were as follows:

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total
	(in millions)
Goodwill at October 31, 2017	$497	$268	$1,117	$1,882
Foreign currency translation impact	(2)	(2)	(1)	(5)
Goodwill arising from acquisitions	4	2	—	6
Impairment losses	—	—	(709)	(709)
Divestitures	(2)	(1)	—	(3)
Goodwill at October 31, 2018	497	267	407	1,171
Foreign currency translation impact	8	—	—	8
Goodwill arising from acquisitions	30	—	—	30
Goodwill at October 31, 2019	$535	$267	$407	$1,209

Goodwill	$535	$267	$1,116	$1,918
Accumulated impairment losses	—	—	(709)	(709)
Goodwill at October 31, 2019	$535	$267	$407	$1,209

Other intangible assets as of October 31, 2019 and 2018 consisted of the following:

	Other Intangible Assets as of October 31, 2019			Other Intangible Assets as of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$876	$578	$298	$835	$415	$420
Backlog	13	13	—	13	13	—
Trademark/Tradename	34	21	13	33	14	19
Customer relationships	316	139	177	304	100	204
Non-compete agreements	1	1	—	1	—	1
Total amortizable intangible assets	1,240	752	488	1,186	542	644
In-Process R&D	2	—	2	1	—	1
Total	$1,242	$752	$490	$1,187	$542	$645

In 2019 we recorded additions to goodwill and other intangible assets of $30 million and $56 million, respectively, due to the acquisition of Prisma. For additional information on the acquisition of Prisma, see Note 3, "Acquisitions."
In 2018 we recorded additions to goodwill of $6 million due to an acquisition and a $3 million reduction due to divestiture-related activity. In 2018 we transferred $23 million from in-process R&D to developed technology as projects were successfully completed. In 2018 we recorded an impairment charge of $5 million related to the cancellation of an in-process R&D project.
There was a $1 million foreign exchange translation impact to other intangible assets in 2019 and 2018.
Amortization of other intangible assets was $210 million in 2019, $204 million in 2018 and $131 million in 2017. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2020	$211
2021	143
2022	67
2023	49
2024	17
Thereafter	1

We test goodwill for impairment annually in the fourth quarter of each year, after the annual update to our long-term financial forecasts during our strategic planning cycle, using data as of September 30 of that year. The impairment test compares the fair value of a reporting unit with its carrying amount, with an impairment charge recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value up to a maximum amount of the goodwill balance for the reporting unit. We determine fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted accordingly.
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
In 2018 we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach, except for our Ixia Solutions Group ("ISG") reporting unit, which is the only reporting unit in the ISG reportable segment, for which the test was performed using a quantitative approach since their revenue and earnings had not been consistent with originally projected results, thus requiring a reduction of our long-term financial forecasts included in our revised strategic plan. The income and market approaches were used to determine the fair value of the ISG reporting unit. With respect to the income approach, the discounted cash flow method was used, which included an eight-year future cash flow projection and an estimated terminal value. The market approach used revenue and EBITDA multiples to develop an estimate of fair value. A weighting of 60 percent and 40 percent was applied to the income and market approaches, respectively, to determine the fair value of the ISG reporting unit. The income approach was given a larger weighting based on the underlying detailed financial projections prepared during the strategic planning cycle which reflect the financial and operational facts and circumstances specific to ISG as of the valuation date. Based on the results of our testing, the fair value of our ISG reporting unit did not exceed the carrying value. The primary factors contributing to a reduction in fair value of ISG were weaker-than-expected market growth rates since acquisition and significant integration efforts in 2018 resulting in lower revenue and profitability trends included in our long-term financial forecasts. As a result, we recorded an impairment loss of $709 million for ISG in 2018.
During the fourth quarter of 2019, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach, except for our ISG reporting unit, which is the only reporting unit in the ISG reportable segment, for which the test was performed using a quantitative approach. The income and market approaches were used to determine the fair value of the ISG reporting unit. With respect to the income approach, the discounted cash flow method was used, which included an eight-year future cash flow projection and an estimated terminal value. The market approach used revenue and EBITDA multiples to develop an estimate of fair value. A weighting of 60 percent and 40 percent was applied to the income and market approaches, respectively, to determine the fair value of the ISG reporting unit. The income approach was given a larger weighting based on the underlying detailed financial projections prepared during the strategic planning cycle that reflect the financial and operational facts and circumstances specific to ISG as of the valuation date. Based on the results of our annual impairment tests, the fair value of each of our reporting units exceeded the carrying value.
As of October 31, 2019, we determined that no goodwill impairment exists, and that the remaining goodwill is recoverable for all of our reporting units; however, there can be no assurance that additional goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that the judgments and estimates described above could change in future periods.
We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We performed an impairment test of ISG's intangible assets in 2019 and 2018 and concluded that no impairment charge was required.

12.	INVESTMENTS
The net book value of investments as of October 31, 2019 and 2018 was as follows:

	October 31,
	2019	2018
	(in millions)
Long-Term
Equity investments	$37	$30
Equity investments - other	9	16
Total	$46	$46

Equity investments are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Equity investments without readily determinable fair values that are measured at cost adjusted for observable changes in price or impairments are presented as "Equity investments - other" in the table above.
All of our investments are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. There was no impairment recognized in 2019, 2018 and 2017. Realized gains and losses from the sale of investments are recorded in earnings.
Net recognized gains (losses) on equity investments were as follows:

	Year Ended October 31,
	2019	2018	2017
	(in millions)
Net realized gains on investments sold	$1	$—	$—
Net unrealized gains on investments still held	6	—	2

Prior to adoption of ASU 2016-01 effective November 1, 2018 using a modified retrospective approach, the unrealized gain or loss resulting from a change in the fair value of our equity investments was recognized in accumulated other comprehensive income and was a loss of $17 million for 2018 and a gain of $5 million for 2017. During the year ended October 31, 2019, we received proceeds of $7 million from the sale of an investment, classified as “Equity investments – other,” which was sold at cost.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 and 2018 were as follows:

	Fair Value Measurements as of October 31, 2019					Fair Value Measurements as of October 31, 2018
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$932	$932	$—	$—	$—	$484	$484	$—	$—	$—
Derivative instruments (foreign exchange contracts)	2	—	2	—	—	6	—	6	—	—
Long-term										16
Equity investments	37	37	—	—	—	30	30	—	—	—
Equity investments - other	9	—	—	—	9	16	—	—	—	16
Total assets measured at fair value	$980	$969	$2	$—	$9	$536	$514	$6	$—	$16
Liabilities:										—
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—	$—	$6	$—	$6	$—	$—
Long-term										—
Deferred compensation liability	14	—	14	—	—	13	—	13	—	—
Total liabilities measured at fair value	$20	$—	$20	$—	$—	$19	$—	$19	$—	$—

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
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis consisted of goodwill and intangible assets for our Ixia Solutions Group reporting unit. Refer to Note 11, "Goodwill and Other Intangible Assets" for more information.
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
Intangible Assets
We utilized an income approach for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets is considered a Level 3 fair value measurement.

14.	DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and fourteen months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the derivative instrument included in the assessment of effectiveness are recognized in accumulated other comprehensive income and reclassified into earnings when the forecasted transaction occurs in the same financial statement line item in the consolidated statement of operations where the earnings effect of the hedged item is presented. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified into earnings in the current period. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized immediately in earnings and are presented in the same financial statement line of the consolidated statement of operations where the earnings effect of the hedged item is presented.
Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense), net, in the consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
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
There were 201 and 60 foreign exchange forward contracts, designated as "cash flow hedges" and "not designated as hedging instruments", respectively, open as of October 31, 2019. The aggregated notional amounts by currency and designation as of October 31, 2019 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$11	$28
British Pound	—	(62)
Singapore Dollar	16	2
Malaysian Ringgit	87	8
Japanese Yen	(86)	(32)
Other currencies	(21)	8
	$7	$(48)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of October 31, 2019 and 2018 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2019	October 31, 2018	Balance Sheet Location	October 31, 2019	October 31, 2018
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$1	$5	Other accrued liabilities	$2	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	4	2
Total derivatives	$2	$6		$6	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations was as follows:

	2019	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$(5)	$—	$6
Gain (loss) reclassified from accumulated other comprehensive income into earnings:
Cost of products	(1)	4	(1)
Selling, general and administrative	(2)	—	—
Gain (loss) excluded from effectiveness testing recognized in earnings based on changes in fair value:
Cost of products	3	—	—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(5)	$4	$6

The estimated amount at October 31, 2019 expected to be reclassified from accumulated other comprehensive income to earnings within the next twelve months is a loss of $2 million.

15.	RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
General. The majority of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. We provide U.S. employees, who meet eligibility criteria under the Keysight Technologies, Inc. Retirement Plan ("RP"), defined benefits which are based on an employee's base or target pay during the years of employment and on length of service. For eligible employees' service through October 31, 1993, the benefit payable under the RP is reduced by any amounts due to the eligible employees' service under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993. Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the Keysight Technologies, Inc. Health Plan for Retirees ("U.S. Post-Retirement Benefit Plan").
In addition, in the U.S. we maintain the Supplemental Benefits Retirement Plan ("SBRP"), a supplemental unfunded non-qualified defined benefit plan to provide benefits that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans."

As of October 31, 2019, the fair value of plan assets of the DPSP for U.S. employees was $266 million. The obligation for the DPSP eligible employees equals the fair value of the DPSP assets due to the benefit payable under the RP being the greater of the RP and DPSP.
Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans ("Non-U.S. Plans") based on factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.
401(k) defined contribution plan.  Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. We provide matching contributions to these employees, and the 401(k) Plan employer expense included in income from operations was $25 million in 2019, $23 million in 2018 and $16 million in 2017.
Post-retirement medical benefit plans.  In addition to receiving retirement benefits, U.S. employees who meet eligibility requirements as of their termination date may participate in the U.S. Post-Retirement Benefit Plan.
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
On January 1, 2019, we transferred a portion of the assets and liabilities of our Switzerland defined benefit plan to an insurance company, resulting in the recognition of a settlement loss of $2 million, which is included in other income (expense) in the consolidated statement of operations.
On December 15, 2016, we transferred a portion of the assets and obligations of our Japanese Employees’ Pension Fund ("EPF") to the Japanese government. The remaining portion of the EPF was transferred to a new Keysight Japan corporate defined benefit pension plan. The difference between the obligations settled with the government of $142 million and the assets transferred to the government of $51 million resulted in an increase in the funded status of the new defined benefit pension plan of $91 million. The settlement resulted in a gain of $68 million which is included in other operating expense (income) in the consolidated statement of operations for 2017.

For the years ended October 31, 2019, 2018 and 2017, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income were comprised of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$20	$24	$22	$14	$14	$18	$1	$1	$1
Interest cost on benefit obligation	28	25	21	23	23	23	8	7	7
Expected return on plan assets	(41)	(37)	(33)	(77)	(85)	(74)	(13)	(13)	(11)
Amortization:
Net actuarial loss	10	12	15	27	25	33	9	16	21
Prior service credit	(4)	(7)	(8)	(1)	(1)	(1)	(14)	(14)	(15)
Net periodic benefit cost (benefit)	13	17	17	(14)	(24)	(1)	(9)	(3)	3
Curtailments and settlements	—	—	—	2	1	(69)	—	—	—
Net periodic benefit cost (benefit)	$13	$17	$17	$(12)	$(23)	$(70)	$(9)	$(3)	$3
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial loss (gain)	$77	$(11)	$4	$78	$41	$(145)	$11	$(1)	$(16)
Amortization:
Net actuarial loss	(10)	(12)	(15)	(27)	(25)	(33)	(9)	(16)	(21)
Prior service credit	4	7	8	1	1	1	14	14	15
Settlement	—	—	—	(2)	(1)	(24)	—	—	—
Curtailment	—	—	—	—	—	1	—	—	—
Foreign currency	—	—	—	(1)	(5)	1	—	—	—
Total recognized in other comprehensive (income) loss	$71	$(16)	$(3)	$49	$11	$(199)	$16	$(3)	$(22)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$84	$1	$14	$37	$(12)	$(269)	$7	$(6)	$(19)

We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs. We record the non-service components of net periodic benefit cost (benefit), such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, within other income (expense) in the consolidated statement of operations.

Funded status.  As of October 31, 2019 and 2018, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$575	$515	$1,392	$1,440	$172	$182
Actual return on plan assets	64	6	167	2	18	3
Employer contributions	—	85	26	33	—	—
Settlements	—	—	(25)	(6)	—	—
Benefits paid	(24)	(31)	(43)	(42)	(14)	(13)
Other	—	—	(4)	—	—	—
Currency impact	—	—	25	(35)	—	—
Fair value — end of year	$615	$575	$1,538	$1,392	$176	$172
Change in benefit obligation:
Benefit obligation — beginning of year	$650	$675	$1,249	$1,338	$190	$207
Service cost	20	24	14	14	1	1
Interest cost	28	25	23	23	8	7
Settlements	—	—	(25)	(6)	—	—
Curtailments	—	—	—	—	—	—
Actuarial loss (gain)	101	(43)	169	(43)	17	(12)
Benefits paid	(25)	(31)	(43)	(42)	(14)	(13)
Other	—	—	(8)	—	—	—
Currency impact	—	—	14	(35)	—	—
Benefit obligation — end of year	$774	$650	$1,393	$1,249	$202	$190
Overfunded (Underfunded) status of PBO	$(159)	$(75)	$145	$143	$(26)	$(18)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$297	$257	$—	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(158)	(74)	(152)	(114)	(26)	(18)
Net asset (liability)(a)	$(159)	$(75)	$145	$143	$(26)	$(18)
Amounts recognized in accumulated other comprehensive income (loss):
Actuarial losses	$179	$112	$444	$396	$29	$28
Prior service credits	—	(4)	—	(1)	(13)	(28)
Total	$179	$108	$444	$395	$16	$—

(a) Certain of our immaterial defined benefit plans are not included in these disclosures.
The amounts in accumulated other comprehensive income expected to be amortized into net periodic benefit cost (benefit) during 2020 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
Amortization of net prior service credit	$—	$—	$(11)
Amortization of actuarial net loss	$19	$34	$10

Investment policies and strategies as of October 31, 2019.  In the U.S., our RP and U.S. Post-Retirement Benefit Plan target asset allocations are approximately 70 percent to equities and approximately 30 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the

U.S., our target asset allocation is from 10 to 60 percent to equities, from 40 to 90 percent to fixed income investments, and from zero to 11 percent to cash and other, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in capital markets, our actual allocations of plan assets as of October 31, 2019, differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.
Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds. Investments in commingled funds are valued using the net asset value (“NAV”) method as a practical expedient. Investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of our pension and post-retirement benefit plans recorded in the financial statements.
Fair Value.  The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 13, "Fair Value Measurements."
Cash and Cash Equivalents - Cash and cash equivalents consist of short-term investment funds that are invested in short-term domestic fixed income securities and other securities with debt-like characteristics, emphasizing short-term maturities and quality. Cash and cash equivalents are generally classified as Level 2 investments except when the cash and cash equivalents are held in commingled funds, which have a daily NAV derived from quoted prices for the underlying securities in active markets; these are classified as assets measured at NAV.
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
The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2019 and 2018:

		Fair Value Measurement as of October 31, 2019 Using
	October 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(b)
	(in millions)
Cash and cash equivalents	$14	$—	$14	$—	$—
Equity	428	130	1	—	297
Fixed income	173	14	101	—	58
Other investments	—	—	—	—	—
Total assets measured at fair value	$615	$144	$116	$—	$355
(b) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(b)
	(in millions)
Cash and cash equivalents	$4	$—	$4	$—	$—
Equity	392	120	1	—	271
Fixed income	179	14	94	—	71
Other investments	—	—	—	—	—
Total assets measured at fair value	$575	$134	$99	$—	$342
(b) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2019 and 2018.
The following tables present the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2019 and 2018:

		Fair Value Measurement as of October 31, 2019 Using
	October 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(b)
	(in millions)
Cash and cash equivalents	$5	$—	$5	$—	$—
Equity	121	37	—	—	84
Fixed income	50	4	29	—	17
Other investments	—	—	—	—	—
Total assets measured at fair value	$176	$41	$34	$—	$101
(b) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(b)
	(in millions)
Cash and cash equivalents	$1	$—	$1	$—	$—
Equity	120	37	—	—	83
Fixed income	51	4	27	—	20
Other investments	—	—	—	—	—
Total assets measured at fair value	$172	$41	$28	$—	$103
(b) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2019 and 2018.

The following tables present the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2019 and 2018:

		Fair Value Measurement as of October 31, 2019 Using
	October 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(b)
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—
Equity	659	153	—	—	506
Fixed income	879	—	202	—	677
Other investments	—	—	—	—	—
Total assets measured at fair value	$1,538	$153	$202	$—	$1,183
(b) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(b)
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—
Equity	791	135	—	—	656
Fixed income	595	—	208	—	387
Other investments	6	—	—	3	3
Total assets measured at fair value	$1,392	$135	$208	$3	$1,046

(b) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2019 and 2018:

	Year Ended
	October 31,
	2019	2018
	(in millions)
Balance, beginning of year	$3	$3
Realized gains	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	(3)	—
Transfers in (out)	—	—
Balance, end of year	$—	$3

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2019 and 2018:

	2019		2018
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$774	$615	$650	$575
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$774	$615	$650	$575
Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$396	$244	$363	$249
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	997	1,294	886	1,143
Total	$1,393	$1,538	$1,249	$1,392

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$720	$615	$609	$575
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—
Total	$720	$615	$609	$575
Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$383	$244	$351	$249
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	991	1,294	879	1,143
Total	$1,374	$1,538	$1,230	$1,392
Contributions and estimated future benefit payments. In 2018 we made an accelerated contribution of $85 million to our U.S. Defined Benefit Plans to secure tax deductibility prior to new tax legislation taking effect. During 2020, we do not expect to contribute to the U.S. Defined Benefit Plans or the U.S. Post-Retirement Benefit Plan, and we expect to contribute $11 million to the Non-U.S. Defined Benefit Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2020	$51	$31	$17
2021	$50	$34	$18
2022	$54	$36	$17
2023	$56	$39	$16
2024	$57	$42	$15
2025 - 2029	$286	$222	$72
Assumptions.  The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios, consisting of a mixture of equities, fixed income and other investments, in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans, which is October 31. The U.S. discount rates as of October 31, 2019 and 2018 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates as of October 31, 2019 and 2018 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The range of assumptions that were used for the Non-U.S. Defined Benefit Plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic benefit cost (benefit) were as follows:

	Year ended October 31,
	2019	2018
U.S. Defined Benefit Plans:
Discount rate	4.50%	3.75%
Average increase in compensation levels	3.00%	3.00%
Expected long-term return on assets	7.50%	7.50%
Non-U.S. Defined Benefit Plans:
Discount rate	0.54-2.83%	0.59-2.52%
Average increase in compensation levels	2.50-3.00%	2.50-3.25%
Expected long-term return on assets	4.00-6.50%	4.00-6.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	4.25%	3.50%
Expected long-term return on assets	7.50%	7.50%
Current medical cost trend rate	6.00%	6.00%
Ultimate medical cost trend rate	4.00%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029
Assumptions used to calculate the benefit obligation as of October 31, 2019 and 2018 were as follows:

	Year ended October 31,
	2019	2018
U.S. Defined Benefit Plans:
Discount rate	3.25%	4.50%
Average increase in compensation levels	3.00%	3.00%
Non-U.S. Defined Benefit Plans:
Discount rate	0.79-1.89%	0.83-2.83%
Average increase in compensation levels	2.50-3.00%	2.50-3.00%
U.S. Post-Retirement Benefits Plan:
Discount rate	3.00%	4.25%
Current medical cost trend rate	6.25%	6.00%
Ultimate medical cost trend rate	4.50%	4.00%
Medical cost trend rate decreases to ultimate rate in year	2027	2029
Health care trend rates did not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2019 and 2018.

16.	GUARANTEES
Standard Warranty
Keysight warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our consolidated balance sheet, is as follows:

	Year Ended October 31,
	2019	2018
	(in millions)
Beginning balance	$45	$45
Accruals for warranties, including change in estimates	28	36
Settlements made during the period	(35)	(36)
Ending balance	$38	$45

Accruals for warranties due within one year	$23	$25
Accruals for warranties due after one year	15	20
Ending balance	$38	$45

Indemnification Obligations Related to Transactions
In connection with acquisitions, divestitures, mergers, spin-offs and other transactions, we have agreed to indemnify certain parties for damages, losses, expenses and liabilities arising in the future but which were incurred prior to or are related to such transactions. The liabilities covered by these indemnifications include but are not limited to tax, employment, benefits, intellectual property, environmental, and other liabilities. In our opinion, the fair value of these indemnification obligations is not material as of October 31, 2019.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight which provide for indemnification under similar and additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2019.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of such liabilities was not material as of October 31, 2019.

17.	COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments.  We lease certain real and personal property from unrelated third parties under non-cancellable operating leases. Future minimum lease payments under operating leases as of October 31, 2019 were $48 million in 2020, $40 million in 2021, $31 million in 2022, $19 million in 2023, $12 million in 2024 and $46 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $70 million in 2019, $60 million in 2018 and $51 million in 2017.
Capital Lease Commitments. We had capital lease obligations of $4 million as of October 31, 2019 and $4 million as of October 31, 2018. The current portion of the total obligation is included in other accrued liabilities and the remaining long-term portion is included in other long-term liabilities on the consolidated balance sheet. Assets held under capital leases are included in net property, plant, and equipment on the consolidated balance sheet.
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

18.	DEBT
The following table summarizes the components of our long-term debt:

	October 31,
	2019	2018
	(in millions)

2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $3 and $3)	$597	$597
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $5 and $6)	695	694
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4)	496	—
	$1,788	$1,291

Short-Term Debt
Revolving Credit Facility
On February 15, 2017, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that replaced our existing $450 million unsecured credit facility dated September 15, 2014. The Revolving Credit Facility provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022 and bears interest at an annual rate of LIBOR + 1.10%. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2019.
2019 Senior Notes
In October 2014, the company issued an aggregate principal amount of $500 million in unsecured senior notes ("2019 Senior Notes"). These notes matured on October 30, 2019 and were fully repaid.
Long-Term Debt
The below senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.
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
2027 Senior Notes
In April 2017, the company issued an aggregate principal amount of $700 million in unsecured senior notes ("2027 Senior Notes"). The 2027 Senior Notes were issued at 99.873 percent of their principal amount. The notes will mature on April 6, 2027 and bear interest at a fixed rate of 4.60 percent per annum. The interest is payable semi-annually on April 6 and October 6 of each year, commencing on October 6, 2017. We incurred issuance costs of $6 million in connection with the 2027 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.

2029 Senior Notes
In October 2019, the company issued an aggregate principal amount of $500 million in unsecured senior notes ("2029 Senior Notes"). The 2029 Senior Notes were issued at 99.914 percent of their principal amount. The notes will mature on October 30, 2029 and bear interest at a fixed rate of 3.00 percent per annum. The interest is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2020. We incurred issuance costs of $4 million in connection with the 2029 Senior Notes that, along with the debt discount are being amortized to interest expense over the term of the senior notes.
Senior Unsecured Term Loan
On February 15, 2017, we entered into a term credit agreement that provided for a three-year $400 million senior unsecured term loan that bore interest at an annual rate of LIBOR + 1.50%. The term loan was drawn upon the closing of the Ixia acquisition. On February 27, 2018, we fully repaid the borrowings outstanding under the term loan of $260 million and terminated the credit agreement. We had previously repaid $140 million of the term loan during the year ended October 31, 2017.
Letters of Credit
As of October 31, 2019 and October 31, 2018, we had $37 million and $31 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.

19.	STOCKHOLDERS' EQUITY
Stock Repurchase Program
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock, replacing a previously approved 2018 program authorizing the purchase of up to $350 million of the company's common stock, of which $160 million remained. Under the new program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.
In 2019 we repurchased 2,093,570 shares of common stock for $160 million. In 2018 we repurchased 2,075,460 shares of common stock for $120 million. In 2017 we did not repurchase any shares of common stock under the stock repurchase program. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
Accumulated other comprehensive loss
The following table summarizes the components of our accumulated other comprehensive loss as of October 31, 2019 and 2018, net of tax effect:

	October 31,
	2019	2018
	(in millions)
Unrealized gain on equity securities, net of tax (expense) of zero and $(2)	$—	$—
Foreign currency translation, net of tax (expense) of $(63) and $(63)	(43)	(60)
Unrealized losses on defined benefit plans, net of tax benefit of $113 and $81	(532)	(426)
Unrealized losses on derivative instruments, net of tax (expense) of zero and $(1)	(3)	(2)
Total accumulated other comprehensive loss	$(578)	$(488)

Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2019 and 2018 were as follows:

			Net defined benefit pension cost and post retirement plan costs:
	Unrealized gain (loss) on equity securities	Foreign currency translation	Actuarial Losses	Prior service credits	Unrealized gains (losses) on derivatives	Total
	(in millions)
At October 31, 2017	$14	$(39)	$(468)	$35	$1	$(457)
Other comprehensive income (loss) before reclassifications	(17)	(21)	(23)	—	—	(61)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	53	(22)	(4)	27
Tax (expense) benefit	3	—	(7)	6	1	3
Other comprehensive income (loss) for the twelve months ended October 31, 2018	(14)	(21)	23	(16)	(3)	(31)
At October 31, 2018	—	(60)	(445)	19	(2)	(488)
Other comprehensive income (loss) before reclassifications	—	17	(168)	—	(5)	(156)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	49	(19)	3	33
Tax (expense) benefit	—	—	28	4	1	33
Other comprehensive income (loss) for the twelve months ended October 31, 2019	—	17	(91)	(15)	(1)	(90)
At October 31, 2019	$—	$(43)	$(536)	$4	$(3)	$(578)

Reclassifications out of accumulated other comprehensive loss for the years ended October 31, 2019 and 2018 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended October 31,
	2019	2018
	(in millions)
Unrealized gains (losses) on derivatives	$(1)	$4	Cost of products
	(2)	—	Selling, general and administrative
	—	(1)	Provision for income tax
	(3)	3	Net of Income Tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial losses	(49)	(53)
Prior service credits	19	22
	(30)	(31)	Total before income tax
	7	9	Provision for income tax
	(23)	(22)	Net of income tax

Total reclassifications for the period	$(26)	$(19)

An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive income.
Reclassifications of prior service credits and net actuarial losses in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 15, "Retirement Plans and Post Retirement Pension Plans").

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
In 2019 we completed an organizational change to align our services business with our customer-solutions-oriented, go-to-market strategy as reflected by our Keysight Leadership Model ("KLM"). This change was made to fully reflect our services delivery within the markets served and further enable the growth of our services solutions portfolio. Prior period segment results were revised to conform to the presentation. As a result, Keysight has three segments: Communications Solutions Group, Electronic Industrial Solutions Group and Ixia Solutions Group. The organizational structure continues to include centralized enterprise functions that provide support across the groups.
To more effectively and efficiently address customer solution needs across the communications ecosystem as the network transforms, in the first quarter of fiscal 2020, we completed an organizational change to manage our Ixia Solutions Group within our Communications Solutions Group. We believe this realignment will create improved go-to-market and product development alignment, as well as accelerate solution synergies in 5G as this new technology is deployed globally. As a result, beginning with our first quarter of fiscal 2020, we will have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”).
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
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic design and test software, instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
The Ixia Solutions Group helps customers design, validate and optimize the performance and security resilience of their networks and associated components and applications. Network test, network visibility and security solutions help organizations and their customers strengthen their physical and virtual networks. The group’s solutions consist of software applications and services, including warranty and maintenance offerings, and high-performance hardware platforms.
A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.
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

The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring and related costs, amortization of acquisition-related balances, acquisition and integration costs, acquisition-related compensation expense, separation and related costs, pension curtailment and settlement loss (gain), northern California wildfire-related costs, goodwill impairment, legal settlement, gain on divestitures, interest income, interest expense and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
Year ended October 31, 2019:
Total net revenue	$2,688	$1,135	$480	$4,303
Amortization of acquisition-related balances	—	—	9	9
Total segment revenue	$2,688	$1,135	$489	$4,312
Segment income from operations	$714	$294	$29	$1,037
Depreciation expense	$55	$22	$19	$96
Year ended October 31, 2018:
Total net revenue	$2,391	$1,071	$416	$3,878
Amortization of acquisition-related balances	1	—	35	36
Total segment revenue	$2,392	$1,071	$451	$3,914
Segment income from operations	$474	$245	$16	$735
Depreciation expense	$64	$23	$16	$103
Year ended October 31, 2017:
Total net revenue	$2,063	$929	$197	$3,189
Amortization of acquisition-related balances	1	—	$59	60
Total segment revenue	$2,064	$929	$256	$3,249
Segment income from operations	$347	$209	$42	$598
Depreciation expense	$62	$23	$7	$92

The following table reconciles reportable segments' income from operations to our total enterprise income before taxes:

	Year Ended October 31,
	2019	2018	2017
	(in millions)
Total reportable segments' income from operations	$1,037	$735	$598
Share-based compensation expense	(82)	(59)	(56)
Restructuring and related costs	(9)	(17)	(11)
Amortization of acquisition-related balances	(224)	(265)	(256)
Acquisition and integration costs	(9)	(49)	(57)
Acquisition-related compensation expense	—	—	(28)
Separation and related costs	—	(2)	(20)
Northern California wildfire-related costs	—	(7)	(16)
Goodwill impairment	—	(709)	—
Legal settlement	—	(25)	—
Gain on divestitures	1	20	—
Other	(3)	(16)	(6)
Income (loss) from operations, as reported	711	(394)	148
Interest income	23	12	7
Interest expense	(80)	(83)	(80)
Other income (expense), net	61	54	104
Income (loss) before taxes, as reported	$715	$(411)	$179

Major customers.  No customer represented 10 percent or more of our total net revenue in 2019, 2018 or 2017.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, prepaid expenses, investments, long-term and other receivables and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Ixia Solutions Group	Total Segments
	(in millions)
As of and for the year ended October 31, 2019:
Assets	$2,267	$928	$1,404	$4,599
Capital expenditures	$71	$29	$20	$120
As of and for the year ended October 31, 2018:
Assets	$2,115	$888	$1,327	$4,330
Capital expenditures	$90	$32	$10	$132
The following table reconciles segment assets to our total assets:

	October 31,
	2019	2018
	(in millions)
Total reportable segments' assets	$4,599	$4,330
Cash and cash equivalents	1,598	913
Prepaid expenses	130	106
Other current assets	3	9
Investments	46	46
Long-term and other receivables	94	118
Other	153	302
Total assets	$6,623	$5,824

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

	United States	China	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2019	$1,584	$822	$389	$1,508	$4,303
Year ended October 31, 2018	$1,398	$710	$342	$1,428	$3,878
Year ended October 31, 2017	$1,054	$608	$338	$1,189	$3,189

	United States	Japan	Malaysia	UK	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2019	$314	$245	$75	$177	$129	$940
October 31, 2018	$310	$222	$72	$145	$121	$870

21.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
During the week of October 8, 2017, wildfires in northern California adversely impacted the Keysight corporate headquarters site in Santa Rosa, CA. While direct damage to our core facilities was limited, our buildings did experience some smoke and other fire-related impacts. Keysight is insured for the damage caused by the fire.
For the years ended October 31, 2019, 2018 and 2017, we recognized operating expenses of $3 million, $97 million and $18 million, respectively, offset by $3 million, $90 million and $2 million, respectively, of expected insurance recoveries. Expenses were primarily for cleaning and restoration activities, write-off of damaged fixed assets and other direct costs related to recovery from this event.
In 2019 and 2018, we received insurance proceeds of $22 million and $68 million, respectively, which has substantially covered our total fire-related expenses in excess of our $10 million self-insured retention amount. At October 31, 2019, we had a receivable of $5 million for losses and expenses for which insurance reimbursement is probable. The receivable is included in other current assets in the consolidated balance sheet.
In addition, in 2019 and 2018, we made investments in property, plant and equipment related to fire recovery of $7 million and $27 million, respectively, that are expected to be covered by insurance.
Subsequent to October 31, 2019, we received $37 million of insurance proceeds for replacement of capital and recovery of fire-related expenses. These proceeds will result in an other operating gain of approximately $32 million in the first quarter of fiscal 2020. No additional insurance proceeds or material expenses related to the 2017 northern California wildfires are expected.
QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2019
Net revenue	$1,006	$1,090	$1,087	$1,120
Gross profit	$578	$648	$643	$665
Income from operations	$121	$185	$197	$208
Net income	$114	$153	$159	$195
Net income per share:
Basic	$0.61	$0.81	$0.85	$1.04
Diluted	$0.60	$0.80	$0.83	$1.02
Weighted average shares used in computing net income per share:
Basic	187	188	188	187
Diluted	190	191	191	191

2018
Net revenue	$837	$990	$1,004	$1,047
Gross profit	$425	$539	$562	$585
Income (loss) from operations	$(17)	$86	$117	$(580)
Net income (loss)	$94	$64	$121	$(114)
Net income (loss) per share:
Basic	$0.50	$0.34	$0.64	$(0.61)
Diluted	$0.50	$0.34	$0.63	$(0.61)
Weighted average shares used in computing net income (loss) per share:
Basic	187	188	188	187
Diluted	189	190	191	187

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2019, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2019, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2019.
The effectiveness of our internal control over financial reporting as of October 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Effective November 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes and control activities related to revenue recognition, including changes to our information systems. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting during the year ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

In order for a stockholder proposal to be considered for inclusion in Keysight’s proxy statement for the 2020 annual meeting of stockholders, the written proposal must be received by Keysight no later than December 21, 2019 and should contain such information as is required under Keysight’s Bylaws. Such proposals will need to comply with the SEC’s regulations regarding the inclusion of stockholder proposals in Keysight sponsored proxy materials.
Compliance with Section 16(a) of the Exchange Act
Information about compliance with Section 16(a) of the Exchange Act appears under “Delinquent Section 16(a) Reports” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2019. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders (1)(2)(3)	7,612,225	$28	28,104,184
Equity compensation plans not approved by security holders	—	$—	—
Total	7,612,225		28,104,184

(1)
The number of securities remaining available for future issuance in column (c) includes 20,491,958 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Keysight or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares. The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under 423(b) plan totaling $26 million as of October 31, 2019.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2019
Tax valuation allowance	$79	$2	$(8)	$73
2018
Tax valuation allowance	$63	$18	$(2)	$79
2017
Tax valuation allowance	$38	$31	$(6)	$63
* Additions include current-year additions charged to expense and current-year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments and Other Comprehensive Income ("OCI") impact to deferred taxes.
** Deductions include current-year releases credited to expense and current-year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and OCI impact to deferred taxes.

3.	Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
2.2	Agreement and Plan of Merger, dated January 30, 2017, by and between Keysight Technologies, Inc. and Ixia	8-K	2/1/2017	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Second Supplemental Indenture, dated as of April 6, 2017, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	4/6/2017	4.2
4.4	Third Supplemental Indenture, dated as of October 22, 2019, to the Indenture dated as of October 15, 2014 between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/22/2019	4.2
10.1	Services Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.1
10.2	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.3	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.3
10.4	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.5	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.6	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.7	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.8	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.9	Form of Keysight Technologies, Inc. Global Stock Award Agreement (with deferral alternative)*	8-K	11/3/2014	10.2
10.10	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11

10.11	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.12	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.13	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.14	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.15	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.16	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.17	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.18	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.19	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.20	Keysight Technologies, Inc. Officer and Executive Severance Plan (Established Effective March18, 2015)*	8-K	3/24/2015	10.1
10.21	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2015	APPENDIX B
10.22	Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.27
10.23	Keysight Technologies, Inc. Deferred Profit-Sharing Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.28
10.24	Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2014)*	10-K	12/21/2015	10.29
10.25	First Amendment to the Keysight Technologies, Inc. 401(k) Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.30
10.26	First Amendment to the Keysight Technologies, Inc. Retirement Plan (Effective as of August 1, 2015)*	10-K	12/21/2015	10.31
10.27	Form of Keysight Technologies, Inc. Global Stock Award Agreement as Amended on November 15, 2016*	10-K	12/19/2016	10.32
10.28	Amended and Restated Credit Agreement, dated February 15, 2017, between Keysight Technologies, Inc. and the Lenders Party Thereto*	8-K	2/22/2017	10.1
10.29	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on November 16, 2017)*	DEF 14A	2/9/2018	APPENDIX A
13.1	Revised Item 1 (Business) of the Annual Report for the year ended October 31, 2018	8-K	6/25/2019	99.1
13.2	Revised Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Annual Report for the year ended October 31, 2018	8-K	6/25/2019	99.2
13.3	Revised Item 8 (Financial Statements and Supplementary Data) of the Annual Report for the year ended October 31, 2018	8-K	6/25/2019	99.3
13.4	Consent of Independent Registered Public Accounting Firm	8-K	6/25/2019	23.1
11.1	See Note 7, “Net Income Per Share,” to our Consolidated Financial Statements.				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Schema Document				X
101.CAL	XBRL Calculation Linkbase Document				X
101.LAB	XBRL Labels Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Definition Linkbase Document				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1

*	Indicates management contract or compensatory plan, contract or arrangement.

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
Neil Dougherty
Senior Vice President and Chief Financial Officer
Date: December 18, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey K. Li and JoAnn Juskie, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Chairman of the Board, President and Chief Executive Officer	December 18, 2019
Ronald S. Nersesian	(Principal Executive Officer)

/s/ NEIL DOUGHERTY	Senior Vice President and Chief Financial Officer	December 18, 2019
Neil Dougherty	(Principal Financial Officer)

/s/ JOHN C. SKINNER	Vice President and Corporate Controller	December 18, 2019
John C. Skinner	(Principal Accounting Officer)

/s/ PAUL N. CLARK	Director	December 18, 2019
Paul N. Clark

/s/ JAMES G. CULLEN	Director	December 18, 2019
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 18, 2019
Charles J. Dockendorff

/s/ JEAN M. HALLORAN	Director	December 18, 2019
Jean M. Halloran

/s/ RICHARD HAMADA	Director	December 18, 2019
Richard Hamada

/s/ PAUL LACOUTURE	Director	December 18, 2019
Paul Lacouture

/s/ JOANNE B. OLSEN	Director	December 18, 2019
Joanne B. Olsen

/s/ ROBERT A. RANGO	Director	December 18, 2019
Robert A. Rango