Form 10-Q
period 2020-01-31
Keysight Technologies, Inc.
filed 2020-03-05
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020
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
The number of shares of common stock outstanding at March 2, 2020 was 187,395,353.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	January 31,
	2020	2019
Net revenue:
Products	$902	$837
Services and other	193	169
Total net revenue	1,095	1,006
Costs and expenses:
Cost of products	359	347
Cost of services and other	81	81
Total costs	440	428
Research and development	187	173
Selling, general and administrative	300	288
Other operating expense (income), net	(35)	(4)
Total costs and expenses	892	885
Income from operations	203	121
Interest income	6	4
Interest expense	(19)	(20)
Other income (expense), net	12	15
Income before taxes	202	120
Provision for income taxes	39	6
Net income	$163	$114

Net income per share:
Basic	$0.87	$0.61
Diluted	$0.86	$0.60

Weighted average shares used in computing net income per share:
Basic	188	187
Diluted	191	190

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	January 31,
	2020	2019
Net income	$163	$114
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(1) and zero	1	(2)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	1	1
Foreign currency translation, net of tax benefit (expense) of zero	—	30
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of zero and $3	17	13
Change in net prior service credit, net of tax benefit of $1 and $1	(2)	(3)
Other comprehensive income	17	39
Total comprehensive income	$180	$153

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(unaudited)

	January 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,691	$1,598
Accounts receivable, net	670	668
Inventory	737	705
Other current assets	228	244
Total current assets	3,326	3,215
Property, plant and equipment, net	578	576
Operating lease right-of-use assets	155	—
Goodwill	1,215	1,209
Other intangible assets, net	435	490
Long-term investments	48	46
Long-term deferred tax assets	737	755
Other assets	347	332
Total assets	$6,841	$6,623
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$224	$253
Operating lease liabilities	36	—
Employee compensation and benefits	215	278
Deferred revenue	363	334
Income and other taxes payable	51	55
Other accrued liabilities	93	83
Total current liabilities	982	1,003
Long-term operating lease liabilities	128	—
Long-term debt	1,788	1,788
Retirement and post-retirement benefits	350	357
Long-term deferred revenue	176	176
Other long-term liabilities	290	295
Total liabilities	3,714	3,619
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 195 million shares at January 31, 2020 and 194 million shares at October 31, 2019 issued	2	2
Treasury stock at cost; 7.2 million shares at January 31, 2020 and 6.5 million shares at October 31, 2019	(417)	(342)
Additional paid-in-capital	2,031	2,013
Retained earnings	2,072	1,909
Accumulated other comprehensive loss	(561)	(578)
Total stockholders' equity	3,127	3,004
Total liabilities and equity	$6,841	$6,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	January 31,
	2020	2019
Cash flows from operating activities:
Net income	$163	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24	24
Amortization	56	52
Share-based compensation	39	27
Deferred tax expense (benefit)	18	(12)
Excess and obsolete inventory-related charges	7	7
Gain on insurance proceeds received for damage to property, plant and equipment	(32)	—
Other non-cash expense (income), net	1	(4)
Changes in assets and liabilities:
Accounts receivable	(3)	56
Inventory	(36)	(26)
Accounts payable	(26)	(10)
Employee compensation and benefits	(63)	(68)
Deferred revenue	29	43
Income taxes payable	10	10
Retirement and post-retirement benefits	(3)	(12)
Other assets and liabilities	13	39
Net cash provided by operating activities	197	240

Cash flows from investing activities:
Investments in property, plant and equipment	(32)	(31)
Insurance proceeds received for damage to property, plant and equipment	32	—
Acquisition of businesses and intangible assets, net of cash acquired	(5)	—
Proceeds from divestiture	—	2
Net cash used in investing activities	(5)	(29)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	26	30
Payment of taxes related to net share settlement of equity awards	(49)	(23)
Treasury stock repurchases	(76)	(40)
Net cash used in financing activities	(99)	(33)

Effect of exchange rate movements	—	7

Net increase in cash, cash equivalents, and restricted cash	93	185
Cash, cash equivalents, and restricted cash at beginning of period	1,600	917
Cash, cash equivalents, and restricted cash at end of period	$1,693	$1,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance as of October 31, 2019	193,769	$2	$2,013	(6,458)	$(342)	$1,909	$(578)	$3,004
Net income	—	—	—	—	—	163	—	163
Other comprehensive income, net of tax	—	—	—	—	—	—	17	17
Issuance of common stock	1,270	—	26	—	—	—	—	26
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	(49)
Share-based compensation	—	—	41	—	—	—	—	41
Repurchase of common stock	—	—	—	(732)	(75)	—	—	(75)
Balance as of January 31, 2020	195,039	$2	$2,031	(7,190)	$(417)	$2,072	$(561)	$3,127

Balance as of October 31, 2018	191,204	$2	$1,889	(4,364)	$(182)	$1,212	$(488)	$2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	114	—	114
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Issuance of common stock	1,597	—	30	—	—	—	—	30
Taxes related to net share settlement of equity awards	—	—	(22)	—	—	—	—	(22)
Share-based compensation	—	—	28	—	—	—	—	28
Repurchase of common stock	—	—	—	(686)	(40)	—	—	(40)
Balance as of January 31, 2019	192,801	$2	$1,925	(5,050)	$(222)	$1,402	$(449)	$2,658

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2020 and October 31, 2019, our results of operations for the three months ended January 31, 2020 and 2019 and cash flows for the three months ended January 31, 2020 and 2019.
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
Update to Significant Accounting Policies. Except as set forth in Note 2, "New Accounting Pronouncements," there have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

2.	NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 or Accounting Standards Codification Topic 842, Leases (“ASC 842”), that requires substantially all leases to be reported on the balance sheet as right-of-use (“ROU”) assets and lease obligations and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.
We adopted the standard on November 1, 2019, using the modified retrospective transition approach provided by ASU 2018-11, Leases: Targeted Improvements, with the cumulative effect of initially applying the standard recognized at the date of adoption. Under this method of adoption, comparative information has not been restated and continues to be reported under the standards in effect (ASC 840) for the prior periods presented. Adoption of the standard resulted in recording ROU assets and lease obligations for our operating leases of approximately $155 million and $164 million, respectively, but did not have a material impact on beginning retained earnings, the condensed consolidated statement of operations, cash flows, or earnings per share.
We elected the package of practical expedients for leases that commenced before the effective date of ASC 842, whereby we elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. In addition, we have lease agreements with lease and non-lease components, and we have elected the practical expedient for all underlying asset classes and account for them as a single lease component. Our finance lease and lessor arrangements are immaterial.

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
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of transfer of products and services to customers, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our reportable segments. Prior period amounts have been reclassified to conform to our organizational change as described in Note 17, "Segment Information."

	Three Months Ended January 31, 2020			Three Months Ended January 31, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Total	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)			(in millions)
Region
Americas	$386	$61	$447	$346	$57	$403
Europe	115	71	186	115	63	178
Asia Pacific	317	145	462	288	137	425
Total net revenue	$818	$277	$1,095	$749	$257	$1,006

End Market
Aerospace, Defense & Government	$245	$—	$245	$223	$—	$223
Commercial Communications	573	—	573	526	—	526
Electronic Industrial	—	277	277	—	257	257
Total net revenue	$818	$277	$1,095	$749	$257	$1,006

Timing of Revenue Recognition
Revenue recognized at a point in time	$701	$250	$951	$652	$235	$887
Revenue recognized over time	117	27	144	97	22	119
Total net revenue	$818	$277	$1,095	$749	$257	$1,006

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets - Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $48 million and $34 million at January 31, 2020 and October 31, 2019, respectively, and is included in "accounts receivables, net" in our condensed consolidated balance sheet.

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
The following table provides a roll-forward of our capitalized contract costs, current and non-current:

	Three Months Ended
	January 31, 2020	January 31, 2019
	(in millions)
Beginning balance	$28	$—
Costs capitalized on November 1, 2018 due to ASC 606 adoption	—	29
Costs capitalized during the period	16	17
Costs amortized during the period	(16)	(18)
Foreign currency translation impact	—	1
Ending balance	$28	$29

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
The following table provides a roll-forward of our contract liabilities, current and non-current:

	Three Months Ended
	January 31, 2020	January 31, 2019
	(in millions)
Balance at October 31	$510	$461
Impact of adopting new revenue standard	—	(64)
Balance at November 1	510	397
Deferral of revenue billed in current period, net of recognition	161	167
Revenue recognized that was deferred as of the beginning of the period	(132)	(124)
Foreign currency translation impact	—	3
Balance at January 31	$539	$443

Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $329 million as of January 31, 2020, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of January 31, 2020, we expect to recognize approximately 37% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 33% during 2021, and 30% thereafter.
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

The impact of share-based compensation on our results was as follows:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Cost of products and services	$5	$4
Research and development	8	6
Selling, general and administrative	26	17
Total share-based compensation expense	$39	$27
The increase in share-based compensation expense for the three months ended January 31, 2020 was primarily driven by an increase in the fair value of our financial metrics-based performance awards and accelerated expense for retirement eligible employees. Share-based compensation capitalized within inventory was $2 million at January 31, 2020 and $1 million at January 31, 2019.
The following assumptions were used to estimate the fair value of awards granted under the LTP Program that are based on total shareholder return ("TSR"):

	Three Months Ended
	January 31,
	2020	2019
Volatility of Keysight shares	28%	25%
Volatility of index/peer group	13%	12%
Price-wise correlation with selected peers	61%	57%

The TSR-based performance awards were valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The estimated fair value of restricted stock awards and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period. We did not grant option awards in the three months ended January 31, 2020 and 2019.
5.    INCOME TAXES
The company’s effective tax rate was 19.1 percent and 5.2 percent for the three months ended January 31, 2020 and 2019, respectively. The income tax expense was $39 million and $6 million for the three months ended January 31, 2020 and 2019, respectively. The income tax expense for the three months ended January 31, 2020 included a net discrete expense of $3 million. The income tax expense for the three months ended January 31, 2019 included a net discrete benefit of $23 million, primarily related to a change in tax reserves resulting from a change in judgment.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The impact of the tax incentives decreased the income tax provision by $15 million and $8 million for the three months ended January 31, 2020 and 2019, respectively, resulting in a benefit to net income per share (diluted) of approximately$0.08 and $0.04 for the three months ended January 31, 2020 and 2019, respectively. The majority of our tax incentives are due for renewal between 2024 and 2025. With regard to the incentive in Malaysia, a formal application must be filed during fiscal year 2020 to renew the tax incentive through 2025. Keysight intends to file the application timely and does not anticipate any impediments to the renewal process.
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
The company was audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our separation from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. We are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia. A decision from SCIT is expected during fiscal year 2020. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
6.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Numerator:
Net income	$163	$114
Denominator:
Basic weighted-average shares	188	187
Potential common shares— stock options and other employee stock plans	3	3
Diluted weighted-average shares	191	190

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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For both the three months ended January 31, 2020 and 2019, we excluded zero options from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. The impact was immaterial in each of the three months ended January 31, 2020 and 2019, respectively.
7.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $9 million and $1 million for the three months ended January 31, 2020 and 2019, respectively. Cash paid for interest was zero for both the three months ended January 31, 2020 and 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	January 31, 2020	October 31, 2019
	(in millions)
Cash and cash equivalents	$1,691	$1,598
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,693	$1,600
Restricted cash consisted primarily of deposits held as collateral against bank guarantees.

8.    INVENTORY

	January 31, 2020	October 31, 2019
	(in millions)
Finished goods	$342	$317
Purchased parts and fabricated assemblies	395	388
Total inventory	$737	$705

Inventory-related excess and obsolescence charges recorded in total cost of products were $7 million for the three months ended January 31, 2020 and 2019. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of January 31, 2020 and October 31, 2019 and the activity for the three months ended January 31, 2020 for each of our reportable operating segments were as follows. Prior period amounts have been reclassified to conform to our organizational change as described in Note 17, "Segment Information."

	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)
Balance as of October 31, 2019:
Goodwill	$1,651	$267	$1,918
Accumulated impairment losses	(709)	—	(709)
Goodwill as reported	942	267	1,209
Goodwill arising from acquisitions	8	—	8
Foreign currency translation impact	(2)	—	(2)
Balance as of January 31, 2020	$948	$267	$1,215

Components of goodwill as of January 31, 2020:
Goodwill	$1,657	$267	$1,924
Accumulated impairment losses	(709)	—	(709)
Goodwill as reported	$948	$267	$1,215
Goodwill was assessed for impairment upon the completion of the organizational change, and it was determined that it was more-likely-than-not that the fair value of the reporting unit was greater than its carrying value. The company has not identified any triggering events that indicate an impairment of goodwill in the three months ended January 31, 2020.
Other intangible assets as of January 31, 2020 and October 31, 2019 consisted of the following:

	Other Intangible Assets as of January 31, 2020			Other Intangible Assets as of October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$876	$621	$255	$876	$578	$298
Backlog	13	13	—	13	13	—
Trademark/Tradename	34	22	12	34	21	13
Customer relationships	316	150	166	316	139	177
Non-compete agreements	1	1	—	1	1	—
Total amortizable intangible assets	1,240	807	433	1,240	752	488
In-Process R&D	2	—	2	2	—	2
Total	$1,242	$807	$435	$1,242	$752	$490
During the three months ended January 31, 2020, there was no foreign exchange translation impact to other intangible assets. Amortization of other intangible assets was $55 million and $51 million for the three months ended January 31, 2020 and 2019, respectively.

Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2020 (remainder)	$156
2021	142
2022	66
2023	49
2024	18
Thereafter	2

10.	FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2020 and October 31, 2019 were as follows:

	Fair Value Measurements at
	January 31, 2020					October 31, 2019
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$969	$969	$—	$—	$—	$932	$932	$—	$—	$—
Derivative instruments (foreign exchange contracts)	5	—	5	—	—	2	—	2	—	—
Long-term
Equity investments	39	39	—	—	—	37	37	—	—	—
Equity investments - other	9	—	—	—	9	9	—	—	—	9
Total assets measured at fair value	$1,022	$1,008	$5	$—	$9	$980	$969	$2	$—	$9
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	16	—	16	—	—	14	—	14	—	—
Total liabilities measured at fair value	$18	$—	$18	$—	$—	$20	$—	$20	$—	$—
Net realized gains (losses) on sale of our equity investments was zero for both the three months ended January 31, 2020 and 2019. Net unrealized gains (losses) on our equity investments was zero and $5 million for the three months ended January 31, 2020 and 2019, respectively.
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
Equity investments, including securities that are earmarked to pay the deferred compensation liability, and the deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss).

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
Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense), net, in the condensed consolidated statement of operations in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
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
There were 201 and 64 open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments," respectively, as of January 31, 2020. The aggregated notional amounts by currency and designation as of January 31, 2020 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$13	$10
British Pound	—	(91)
Singapore Dollar	15	8
Malaysian Ringgit	84	7
Japanese Yen	(88)	(49)
Other currencies	(19)	(9)
Total	$5	$(124)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of January 31, 2020 and October 31, 2019 were as follows:

Fair Values of Derivative Instruments
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2020	October 31, 2019	Balance Sheet Location	January 31, 2020	October 31, 2019
	(in millions)			(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$3	$1	Other accrued liabilities	$1	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	1	Other accrued liabilities	1	4
Total derivatives	$5	$2		$2	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$2	$(2)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$(1)	$—
Selling, general and administrative	$—	$(1)
Gain (loss) excluded from effectiveness testing recognized in earnings based on changes in fair value:
Cost of products	$1	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$—	$(3)
The estimated amount at January 31, 2020 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $1 million.
12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2020 and 2019, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended January 31,
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$6	$5	$4	$3	$—	$—
Interest cost on benefit obligation	6	7	4	6	1	2
Expected return on plan assets	(11)	(11)	(21)	(19)	(3)	(3)
Amortization:
Net actuarial loss	4	3	8	7	3	2
Prior service credit	—	(1)	—	—	(3)	(3)
Settlement loss	—	—	—	2	—	—
Net periodic benefit cost (benefit)	$5	$3	$(5)	$(1)	$(2)	$(2)

We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs and the non-service components of net periodic benefit cost (benefit) such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses are reported within other income (expense), net in the condensed consolidated statement of operations.
We did not contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan during the three months ended January 31, 2020 and 2019. We contributed $2 million and $8 million to our Non-U.S. Defined Benefit Plans during the three months ended January 31, 2020 and 2019, respectively.
For the remainder of 2020, we do not expect to contribute to our U.S. Defined Benefit Plans, and we expect to contribute $6 million to our Non-U.S. Defined Benefit Plans.
On January 1, 2019, we transferred a portion of the assets and liabilities of our Switzerland defined benefit plan to an insurance company, resulting in the recognition of a settlement loss of $2 million, which is included in other income (expense), net in the condensed consolidated statement of operations.

13.	LEASES
We determine whether an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities (current and non-current) on our condensed consolidated balance sheet. Finance leases are included in property, plant and equipment, other accrued liabilities, and other long-term liabilities in our condensed consolidated balance sheet. Our finance lease and lessor arrangements are immaterial.
ROU assets and lease obligations are recognized based on their present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the lease term and economic environment, to discount lease obligations. ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. We initially measure payments based on an index by using the applicable rate at lease commencement. Variable payments that do not depend on an index are not included in the lease liability and are recognized as they are incurred.
We have operating leases for items including office space, order fulfillment, sales and service centers, R&D and certain equipment, primarily automobiles. Our leases have remaining terms of up to 12 years, some of which may include options to extend the leases for 3 to 5 years. We consider options to renew in our lease terms and measurement of ROU assets and lease liabilities if we determined they were reasonably certain to be exercised.
For the three months ended January 31, 2020, operating lease cost was $11 million and variable lease cost was $4 million. Short-term lease and finance lease costs were immaterial for the three months ended January 31, 2020.
Supplemental Information Related to our Leases
During the three months ended January 31, 2020, cash paid for operating leases included in operating cash flows was $11 million. ROU assets obtained in exchange for operating lease obligations was $12 million for the three months ended January 31, 2020. Amounts related to finance lease activities for the three months ended January 31, 2020, were not material.
As of January 31, 2020, the weighted average lease term of our operating leases was 6.3 years and the weighted average discount rate of our operating leases was 3%.
Maturity Analysis of Liabilities
The following table presents the maturity of our operating lease liabilities as of January 31, 2020:

Operating Leases
(in millions)
2020 (remainder)	$31
2021	38
2022	31
2023	21
2024	15
Thereafter	45
Total undiscounted lease liability	181
Imputed Interest	17
Total discounted lease liability	$164

As of October 31, 2019, future non-cancellable rent obligations as determined under ASC 840 were as follows:

Operating Leases
(in millions)
2020	$48
2021	40
2022	31
2023	19
2024	12
Thereafter	$46

Leases That Have Not Yet Commenced
As of January 31, 2020, we did not have material leases that had not yet commenced.
Lessor Disclosure
The rental income from leasing out excess facilities of $3 million for the three months ended January 31, 2020 is included in other operating expense (income), net. Other lessor arrangements were immaterial.

14.	WARRANTIES, COMMITMENTS AND CONTINGENCIES
Standard Warranty
Our warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized.
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Beginning balance	$38	$45
Accruals for warranties including change in estimate	5	8
Settlements made during the period	(8)	(9)
Ending balance	$35	$44

Accruals for warranties due within one year	$22	$25
Accruals for warranties due after one year	13	19
Ending balance	$35	$44
Commitments
During the three months ended January 31, 2020, there were no material changes to our contractual commitments reported in the company’s 2019 Annual Report on Form 10-K.
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

15.    DEBT
The following table summarizes the components of our long-term debt:

	January 31, 2020	October 31, 2019
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $3 and $3)	$597	$597
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $5 and $5)	695	695
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,788	$1,788

Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2020 and October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2020.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
As of January 31, 2020 and October 31, 2019, we had $38 million and $37 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value by approximately $175 million and $139 million as of January 31, 2020 and October 31, 2019, respectively.
16.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock. Shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.
For the three months ended January 31, 2020, we repurchased 731,918 shares of common stock for $75 million. For the three months ended January 31, 2019, we repurchased 686,398 shares of common stock for $40 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2020 and 2019 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial loss	Prior service credit
	(in millions)
As of October 31, 2019	$(43)	$(536)	$4	$(3)	$(578)
Other comprehensive income (loss) before reclassifications	—	—	—	2	2
Amounts reclassified out of accumulated other comprehensive loss	—	17	(3)	1	15
Tax (expense) benefit	—	—	1	(1)	—
Other comprehensive income (loss)	—	17	(2)	2	17
As of January 31, 2020	$(43)	$(519)	$2	$(1)	$(561)

As of October 31, 2018	$(60)	$(445)	$19	$(2)	$(488)
Other comprehensive income (loss) before reclassifications	30	4	—	(2)	32
Amounts reclassified out of accumulated other comprehensive loss	—	12	(4)	1	9
Tax (expense) benefit	—	(3)	1	—	(2)
Other comprehensive income (loss)	30	13	(3)	(1)	39
As of January 31, 2019	$(30)	$(432)	$16	$(3)	$(449)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2020 and 2019 were as follows:

Details about Accumulated Other Comprehensive Loss Components			Affected Line Item in Statement of Operations
	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Unrealized gain (loss) on derivatives	$(1)	$—	Cost of products
	—	(1)	Selling, general and administrative
	—	—	Provision for income taxes
	(1)	(1)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(17)	(12)
Prior service credit	3	4
	(14)	(8)	Total before income tax
	(1)	3	Provision (benefit) for income taxes
	(15)	(5)	Net of income tax

Total reclassifications for the period	$(16)	$(6)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12, "Retirement Plans and Post-Retirement Benefit Plans").

17.	SEGMENT INFORMATION
We are a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries.

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
To more effectively and efficiently address customer solution needs across the communications ecosystem as the network transforms, in the first quarter of fiscal 2020, we completed an organizational change to manage our Ixia Solutions Group within our Communications Solutions Group. This change enables us to create improved go-to-market and product development alignment, as well as accelerate solution synergies in 5G as this new technology is deployed globally. As a result, we now have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”).
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instruments, systems and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment and networks.
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
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring and related costs, northern California wildfire-related impacts, interest income, interest expense and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Three months ended January 31, 2020:
Total net and segment revenue	$818	$277	$1,095
Segment income from operations	$201	$73	$274

Three months ended January 31, 2019:
Total net revenue	$749	$257	$1,006
Amortization of acquisition-related balances	3	—	3
Total segment revenue	$752	$257	$1,009
Segment income from operations	$150	$54	$204

The following table reconciles reportable operating segments’ income from operations to our total enterprise income before taxes:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Total reportable operating segments' income from operations	$274	$204
Share-based compensation expense	(39)	(27)
Amortization of acquisition-related balances	(59)	(54)
Acquisition and integration costs	(2)	(2)
Northern California wildfire-related impacts	32	—
Other	(3)	—
Income from operations, as reported	203	121
Interest income	6	4
Interest expense	(19)	(20)
Other income (expense), net	12	15
Income before taxes, as reported	$202	$120

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Assets:
As of January 31, 2020	$3,888	$989	$4,877
As of October 31, 2019	$3,671	$928	$4,599
The increase in segment assets as of January 31, 2020 as compared to October 31, 2019 is primarily due to the addition of operating lease right-of-use assets as a result of adoption of ASU 2016-02, Leases, on November 1, 2019.

18.	IMPACT OF NORTHERN CALIFORNIA WILDFIRES
In the first quarter of 2020, we received $37 million of insurance proceeds primarily related to replacement of capital and recovery of fire-related expenses, which resulted in an other operating gain of $32 million. No additional insurance proceeds or material expenses related to the 2017 northern California wildfires are expected.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
 The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, impact on the supply chain and slowdown in customer purchasing caused by epidemic and pandemic conditions, and our and the combined group's estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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
To more effectively and efficiently address customer solution needs across the communications ecosystem as the network transforms, in the first quarter of fiscal 2020, we completed an organizational change to manage our Ixia Solutions Group within our Communications Solutions Group. This change enables us to create improved go-to-market and product development alignment, as well as accelerate solution synergies in 5G as this new technology is deployed globally. As a result, we now have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”).

Three months ended January 31, 2020 and 2019
Total orders for the three months ended January 31, 2020 were $1,141 million, an increase of 12 percent when compared to the same period last year and an increase of 11 percent excluding the impact of acquisitions. Foreign currency movements had an immaterial impact on the order growth for the three months ended January 31, 2020. For the three months ended January 31, 2020, orders grew across all geographies, with stronger growth in the Americas and Asia Pacific.
Net revenue for the three months ended January 31, 2020 was $1,095 million, an increase of 9 percent when compared to the same period last year and an increase of 8 percent excluding the impact of acquisitions. Foreign currency movements had an immaterial impact on revenue growth for the three months ended January 31, 2020. The Communications Solutions Group led the overall revenue growth with strong growth in the aerospace, defense and government and commercial communications end-markets, complemented by growth in the Electronic Industrial Solutions Group. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented approximately 75 percent and 25 percent, respectively, of total revenue for the three months ended January 31, 2020.
Net income for the three months ended January 31, 2020 was income of $163 million compared to $114 million for the same period last year. The increase in net income for the three months ended January 31, 2020 was driven primarily by favorable mix and higher revenue volume and an other operating gain due to insurance proceeds received for property, plant and equipment damaged in 2017 northern California wildfires, partially offset by increases in people-related costs.
In the first quarter of 2020, we received $37 million of insurance proceeds primarily related to replacement of capital and recovery of expenses related to the 2017 northern California wildfires. These proceeds resulted in an other operating gain of $32 million. No additional insurance proceeds or material expenses related to the 2017 northern California wildfires are expected.
Outlook
Our strategy of bringing solutions to market that help customers develop new technologies and accelerate innovation provides a platform for long-term growth. We expect to continue to see our customers make R&D investments in certain next-generation technologies. We are still in the early market stages for emerging technologies, such as 5G, next-generation automotive, internet of things ("IoT") and defense modernization and expect technology investments to continue. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, as well as pandemics or epidemics, such as the recent coronavirus outbreak. We have complied and will continue to comply with recent U.S. Department of Commerce export control regulations regarding China. While short-term uncertainties exist, we remain confident in our strategy and believe we are well-positioned to capture future growth opportunities.
Critical Accounting Policies and Estimates
There were no material changes during the three months ended January 31, 2020 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Changes to our accounting policy for leases as a result of adopting Accounting Standard Update 2016-02, Leases, are discussed in Note 2, "New Accounting Pronouncements," and Note 13, "Leases," to the condensed consolidated financial statements.
Adoption of New Pronouncements
See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.
Foreign Currency
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our consolidated statement of operations. We experience some fluctuations within individual lines of the consolidated balance sheet and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis of up to a rolling twelve-month in advance. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Results from Operations
Net Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Cancellations are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)
Net revenue:
Products	$902	$837	8%
Services and other	193	169	14%
Total net revenue	$1,095	$1,006	9%
The following table provides the percent change in net revenue for the three months ended January 31, 2020 by geographic region including and excluding the impact of foreign currency movements as compared to the same period last year.

	Year over Year Change
	Three Months Ended
	January 31, 2020
Geographic Region	Actual	Currency Adjusted
Americas	11%	11%
Europe	4%	5%
Asia Pacific	9%	9%
Total net revenue	9%	9%
Net revenue for the three months ended January 31, 2020 was $1,095 million, an increase of 9 percent when compared to the same period last year and an increase of 8 percent excluding the impact of acquisitions. Foreign currency movements had an immaterial impact on revenue growth for the three months ended January 31, 2020. Currency had an unfavorable impact of 1 percent on revenue growth in Europe for the three months ended January 31, 2020.
Costs and Expenses

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
Total gross margin	59.8%	57.4%	2 ppts
Operating margin	18.5%	12.0%	7 ppts

in millions
Research and development	$187	$173	8%
Selling, general and administrative	$300	$288	4%
Other operating expense (income), net	$(35)	$(4)	—
Gross margin increased 2 percentage points for the three months ended January 31, 2020 compared to the same period last year, primarily driven by favorable mix, higher revenue volume and lower warranty and other period costs.
Research and development expense increased 8 percent for the three months ended January 31, 2020 compared to the same period last year, primarily driven by greater investment in key growth opportunities in our end markets, leading-edge technologies and people. As a percentage of revenue, research and development expense was 17 percent for both the three months ended January 31, 2020 and 2019.
Selling, general and administrative expense increased 4 percent for the three months ended January 31, 2020 compared to the same period last year, primarily driven by higher people-related costs, partially offset by a decline in marketing-related expenses.
Other operating expense (income), net primarily was income of $35 million and $4 million for the three months ended January 31, 2020 and 2019, respectively. Other operating expense (income), net for the three months ended January 31, 2020, includes an other operating gain of $32 million due to insurance proceeds received for property, plant and equipment damaged in the 2017 northern California wildfires.
Operating margin for the three months ended January 31, 2020 increased 7 percentage points compared to the same period last year, primarily due to gross margin gains driven by favorable mix and higher revenue volume, and the other operating gain related to the 2017 northern California wildfires, partially offset by increases in people-related costs.
As of January 31, 2020, our headcount was approximately 13,600 compared to approximately 13,000 at January 31, 2019.
Interest Income and Expense
Interest income for the three months ended January 31, 2020 and 2019 was $6 million and $4 million, respectively, and primarily relates to interest earned on our cash balances. Interest expense for the three months ended January 31, 2020 and 2019 was $19 million and $20 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three months ended January 31, 2020 was income of $12 million compared to $15 million for the same period last year and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits) and the change in fair value of our equity investments.
Income Taxes
The company’s effective tax rate was 19.1 percent and 5.2 percent for the three months ended January 31, 2020 and 2019, respectively. The income tax expense was $39 million and $6 million for the three months ended January 31, 2020 and 2019, respectively. The income tax expense for the three months ended January 31, 2020 included a net discrete expense of $3 million. The income tax expense for the three months ended January 31, 2019 included a net discrete benefit of $23 million, primarily related to a change in tax reserves resulting from a change in judgment.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of the tax incentives decreased the income tax provision by $15 million and $8 million for the three months ended January 31, 2020 and 2019, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.08 and $0.04 for the three months ended January 31, 2020 and 2019, respectively. The majority of our tax incentives are due for renewal between 2024 and 2025. With regard to the incentive in Malaysia, a formal application must be filed during fiscal year 2020 to renew the tax incentive through 2025. Keysight intends to file the application timely and does not anticipate any impediments to the renewal process.
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
The company was audited in Malaysia for the 2008 tax year. Although this tax year pre-dates our separation from Agilent, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. We are currently in the process of appealing to the Special Commissioners of Income Tax (“SCIT”) in Malaysia. A decision from SCIT is expected during fiscal year 2020. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
At January 31, 2020, our estimated annual effective tax rate for fiscal 2020 is an expense of 17.1 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate was lower than the U.S. statutory rate, primarily due to the beneficial impact of the mix of earnings in non-U.S. jurisdictions taxed at lower rates and the U.S. federal research and development tax credit, partially offset by the expense impact of the U.S. GILTI tax on earnings in non-U.S. jurisdictions net of U.S. foreign tax credits and other U.S. tax reform deductions and reserves for uncertain tax positions.
We do not recognize deferred taxes for temporary differences expected to impact the GILTI tax expense in future years. We recognize the tax expense related to GILTI in each year in which the tax is incurred.
Segment Overview
To more effectively and efficiently address customer solution needs across the communications ecosystem as the network transforms, in the first quarter of fiscal 2020, we completed an organizational change to manage our Ixia Solutions Group within our Communications Solutions Group. This change enables us to create improved go-to-market and product development alignment, as well as accelerate solution synergies in 5G as this new technology is deployed globally. As a result, we now have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”).
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring and related costs, northern California wildfire-related impacts, interest income and interest expense.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instruments, systems and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment and networks. Prior period amounts have been revised to conform to our new organizational structure described previously in the Segment Overview.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)
Net revenue	$818	$752	9%
The Communications Solutions Group revenue for the three months ended January 31, 2020 increased 9 percent compared to the same period last year and grew 8 percent excluding the impact of acquisitions. Foreign currency movements had an immaterial impact on revenue growth. Revenue growth was driven by strength in the aerospace, defense and government and commercial communications end markets. For the three months ended January 31, 2020, revenue growth was driven by solid growth in the Americas and Asia Pacific, while Europe was flat.
Revenue from the commercial communications market represented approximately 70 percent of the total Communications Solutions Group revenue for the three months ended January 31, 2020 and increased 8 percent year-over-year. For the three months ended January 31, 2020, revenue growth in Asia Pacific and the Americas was partially offset by a slight decline in Europe. The commercial communications market revenue growth was driven by continued investments in 5G, fueled by the ongoing redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data center and the cloud.
Revenue from the aerospace, defense and government market represented approximately 30 percent of the total Communications Solutions Group revenue for the three months ended January 31, 2020 and increased 10 percent year-over-year. For the three months ended January 31, 2020, revenue grew across all regions, led by stronger growth in the Americas. The aerospace, defense and government market revenue growth was driven by on-going investments in technology modernization.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three months ended January 31, 2020 versus the three months ended January 31, 2019.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
Total gross margin	65.7%	62.8%	3 ppts
Operating margin	24.6%	19.9%	5 ppts

in millions
Research and development	$139	$128	8%
Selling, general and administrative	$201	$197	2%
Other operating expense (income), net	$(3)	$(2)	16%
Income from operations	$201	$150	34%
Gross margin for the three months ended January 31, 2020 increased 3 percentage points compared to the same period last year, driven by favorable mix, higher revenue volume and lower warranty and other period costs.
Research and development expense for the three months ended January 31, 2020 increased 8 percent compared to the same period last year, driven by greater investment in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended January 31, 2020 increased 2 percent compared to the same period last year, driven by incremental costs of an acquired business.
Other operating expense (income), net was income of $3 million and $2 million for the three months ended January 31, 2020 and 2019, respectively.
Income from Operations
Income from operations for the three months ended January 31, 2020 increased $51 million on a corresponding revenue increase of $66 million compared to the same period last year.

Operating margin increased 5 percentage points for the three months ended January 31, 2020 compared to the same period last year, driven by gross margin gains and lower selling, general and administrative expense as a percent of revenue.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing.The group provides electronic design and test software, instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)
Net revenue	$277	$257	8%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2020 increased 8 percent compared to the same period last year. Foreign currency movements had an immaterial impact on revenue growth. The revenue growth was primarily driven by stronger growth in semiconductor measurement solutions and automotive and energy. Revenue grew across all regions for the three months ended January 31, 2020 compared to the same period last year.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three months ended January 31, 2020 versus the three months ended January 31, 2019.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
Total gross margin	61.1%	58.9%	2 ppts
Operating margin	26.3%	20.9%	5 ppts

in millions
Research and development	$41	$39	3%
Selling, general and administrative	$57	$59	(4)%
Other operating expense (income), net	$(1)	$(1)	16%
Income from operations	$73	$54	36%
Gross margin increased 2 percentage points for the three months ended January 31, 2020 compared to the same period last year, driven by favorable mix, higher revenue volume and lower warranty and other period costs.
Research and development expense for the three months ended January 31, 2020 increased 3 percent compared to the same period last year, primarily driven by greater investment in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense decreased 4 percent for the three months ended January 31, 2020 compared to the same period last year, primarily due to lower infrastructure-related costs and selling costs.
Other operating expense (income) for both the three months ended January 31, 2020 and 2019 was income of $1 million.
Income from Operations
Income from operations for the three months ended January 31, 2020 increased $19 million on a corresponding revenue increase of $20 million compared to the same period last year.
Operating margin for the three months ended January 31, 2020 increased 5 percentage points compared to the same period last year, primarily driven by gross margin improvement and lower operating expenses as a percent of revenue.

FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of January 31, 2020 consisted of cash, cash equivalents and restricted cash of $1,693 million as compared to $1,600 million as of October 31, 2019.
As of January 31, 2020, approximately $1,274 million of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents consist mainly of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
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
Net cash provided by operating activities was $197 million for the three months ended January 31, 2020, compared to $240 million for the same period last year.

•
Net income for the three months ended January 31, 2020 increased $49 million compared to the same period last year. Non-cash adjustments increased $19 million primarily due to a $30 million increase in deferred tax expense, a $12 million increase in share-based compensation expense, a $4 million increase in amortization expense and a $5 million increase from other miscellaneous non-cash activities, partially offset by an adjustment for a gain of $32 million resulting from insurance proceeds received for property, plant and equipment damaged in the 2017 California wildfires, which is reflected in investing activities.

•
The aggregate of accounts receivable, inventory and accounts payable used net cash of $65 million during the first three months of fiscal 2020 compared to net cash provided of $20 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income tax payable, deferred revenue and other assets and liabilities used net operating cash of $11 million during the first three months of fiscal 2020 compared to net cash provided of $24 million in the comparable period last year. The difference is primarily due to lower insurance recoveries related to the northern California wildfires and less cash inflow from deferred revenue as compared to the same period last year.

•
We contributed $2 million to our non-U.S. defined benefit plans during the first three months of fiscal 2020 compared to $8 million in the same period last year. We expect to contribute $6 million to our non-U.S. defined benefit plans during the remainder of 2020. For the three months ended January 31, 2020, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan, and we do not expect to contribute to our U.S. defined benefit plans during the remainder of 2020.

Net Cash Used in Investing Activities
Net cash used in investing activities was $5 million for the three months ended January 31, 2020 as compared to $29 million for the same period last year. For the three months ended January 31, 2020 and 2019, investments in property, plant and equipment were $32 million and $31 million, respectively. For the three months ended January 31, 2020, we received $32 million of insurance proceeds for property, plant and equipment damaged in the 2017 northern California wildfires, and we used $5 million for a small acquisition. For the three months ended January 31, 2019, we received $2 million from a small divestiture that closed in 2018.

We anticipate total fiscal 2020 capital spending to be approximately $125 million.
Net Cash Used in Financing Activities
For the three months ended January 31, 2020, we used $99 million for financing activities, which included $76 million for treasury stock repurchases and $49 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $26 million from issuance of common stock under employee stock plans.
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. At January 31, 2020, the maximum approximate dollar value of shares of common stock that may yet be purchased under the program was $335 million.
In the three months ended January 31, 2019, we used $33 million for financing activities, including $40 million for treasury stock repurchases and $23 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $30 million from issuance of common stock under employee stock plans.
Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2020 and October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2020.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
Other
There were no other material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, to our contractual commitments in the first three months of 2020.

There were no material changes in our liabilities toward uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. We are unable to accurately predict when these will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. There were no material changes during the three months ended January 31, 2020 to this information reported in the company’s 2019 Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
Effective November 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Leases. Although the new lease standard is not expected to have a material impact on our operating results on an ongoing basis, we did implement changes to our processes related to lease control activities, including information systems. These included the development of new policies based on identifying leases, determining lease commencement, calculating the present value of leases, determining the incremental borrowing rate and gathering information for required disclosures. There were no other changes in our internal control over financial reporting during the first quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Nationalistic economic policies and political trends in the United States, the United Kingdom, the European Union, Singapore, Malaysia and China among other countries, such as opposition to globalization and free trade, sanctions or trade restrictions, withdrawal from or re-negotiation of global trade agreements, tax policies that favor domestic industries and interests, the exit of the United Kingdom from the European Union (known as Brexit), the distancing or potential exit of other countries from the European Union, and other similar actions may result in increased transaction costs, reduced ability to hire employees, reduced access to supplies and materials, reduced demand or access to customers in international markets, and inability to conduct our operations as they have been conducted historically. Each of these factors may adversely affect our business.
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
As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring solutions to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourced vendors could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure of our IT providers to perform could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues and unrealized efficiencies and could impact our results of operations and stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.
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
If we suffer a loss to our employees, factories, facilities or distribution system due to a catastrophic event, our operations could be significantly harmed.
Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, epidemic, pandemic, or other natural or man-made disasters. Several of our facilities could be subject to a catastrophic loss caused by earthquake or other natural disasters due to their locations. For example, our production facilities, headquarters and laboratories in California and our production facilities in Japan are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Pandemics, or epidemics, such as the recent coronavirus outbreak, could result in government or institutionally imposed travel bans or restrictions, quarantines, factory shutdowns and work stoppages. Long-term impacts could include supply chain volatility, resulting in a shortage of or inability to get parts, labor shortages due to prolonged illness or quarantine, loss of critical employees, slowdown or cancellation of orders, inability to ship orders, increased risk of excess inventory and adverse impact on our revenue. If such a disruption were to occur, we could breach our agreements, our reputation could be harmed and our business and operating results could be adversely affected. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.
Additionally, we and our customers and suppliers are vulnerable to the increasing impact of climate change. Volatile changes in weather conditions, including extreme heat or cold could result in increased risk of fire, flood, blizzards, hurricanes and other weather-related disasters. Disasters created by extreme conditions could cause catastrophic damage to our facilities or those of our customers or suppliers, resulting in temporary or long-term closures of our facilities and operations or those of customers or suppliers and significant expense for repair or replacement of damaged or destroyed facilities. This could result in adverse impact to the supply chain, damage to or destruction of inventory, inability to manufacture and deliver solutions, cancellation of orders, and breaches of customer contracts leading to reduced revenue.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2020.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2019 through November 30, 2019	—	—	—	$410,222,249
December 1, 2019 through December 31, 2019	351,493	$103.38	351,493	$373,885,683
January 1, 2020 through January 31, 2020	380,425	$101.61	380,425	$335,230,353
Total	731,918		731,918

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

Dated:	March 5, 2020	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2020	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)