Form 10-Q
period 2020-04-30
Keysight Technologies, Inc.
filed 2020-06-02
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020
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
The number of shares of common stock outstanding at May 29, 2020 was 187,037,035.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net revenue:
Products	$708	$911	$1,610	$1,748
Services and other	187	179	380	348
Total net revenue	895	1,090	1,990	2,096
Costs and expenses:
Cost of products	303	360	662	707
Cost of services and other	76	82	157	163
Total costs	379	442	819	870
Research and development	166	171	353	344
Selling, general and administrative	251	300	551	588
Other operating expense (income), net	(3)	(8)	(38)	(12)
Total costs and expenses	793	905	1,685	1,790
Income from operations	102	185	305	306
Interest income	4	6	10	10
Interest expense	(20)	(20)	(39)	(40)
Other income (expense), net	22	22	34	37
Income before taxes	108	193	310	313
Provision for income taxes	37	40	76	46
Net income	$71	$153	$234	$267

Net income per share:
Basic	$0.38	$0.81	$1.25	$1.42
Diluted	$0.37	$0.80	$1.23	$1.40

Weighted average shares used in computing net income per share:
Basic	187	188	188	188
Diluted	189	191	190	191

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net income	$71	$153	$234	$267
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of tax benefit (expense) of $3, zero, $2 and zero	(8)	—	(7)	(2)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	1	—	2	1
Foreign currency translation, net of tax benefit (expense) of zero	(7)	(16)	(7)	14
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $4, $4, $4 and $7	11	8	28	21
Change in net prior service credit, net of tax benefit of zero, $1, $1 and $2	(3)	(4)	(5)	(7)
Other comprehensive income (loss)	(6)	(12)	11	27
Total comprehensive income	$65	$141	$245	$294

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(unaudited)

	April 30, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,841	$1,598
Accounts receivable, net	485	668
Inventory	756	705
Other current assets	211	244
Total current assets	3,293	3,215
Property, plant and equipment, net	575	576
Operating lease right-of-use assets	153	—
Goodwill	1,217	1,209
Other intangible assets, net	382	490
Long-term investments	57	46
Long-term deferred tax assets	726	755
Other assets	354	332
Total assets	$6,757	$6,623
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$182	$253
Employee compensation and benefits	241	278
Deferred revenue	391	334
Income and other taxes payable	25	55
Operating lease liabilities	38	—
Other accrued liabilities	72	83
Total current liabilities	949	1,003
Long-term debt	1,788	1,788
Retirement and post-retirement benefits	344	357
Long-term deferred revenue	167	176
Long-term operating lease liabilities	124	—
Other long-term liabilities	300	295
Total liabilities	3,672	3,619
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 195 million shares at April 30, 2020 and 194 million shares at October 31, 2019 issued	2	2
Treasury stock at cost; 8.5 million shares at April 30, 2020 and 6.5 million shares at October 31, 2019	(537)	(342)
Additional paid-in-capital	2,044	2,013
Retained earnings	2,143	1,909
Accumulated other comprehensive loss	(567)	(578)
Total stockholders' equity	3,085	3,004
Total liabilities and equity	$6,757	$6,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net income	$234	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50	48
Amortization	109	103
Share-based compensation	54	50
Deferred tax expense (benefit)	27	(2)
Excess and obsolete inventory-related charges	12	13
Gain on insurance proceeds received for damage to property, plant and equipment	(32)	—
Other non-cash expense (income), net	(10)	(3)
Changes in assets and liabilities:
Accounts receivable	178	(28)
Inventory	(63)	(53)
Accounts payable	(67)	1
Employee compensation and benefits	(36)	5
Deferred revenue	51	85
Income taxes payable	1	(8)
Retirement and post-retirement benefits	(6)	(23)
Other assets and liabilities	(7)	6
Net cash provided by operating activities	495	461

Cash flows from investing activities:
Investments in property, plant and equipment	(55)	(60)
Insurance proceeds received for damage to property, plant and equipment	32	—
Acquisition of businesses and intangible assets, net of cash acquired	(5)	—
Proceeds from divestiture	—	2
Proceeds from sale of investments	—	7
Other investing activities	—	2
Net cash used in investing activities	(28)	(49)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	26	39
Payment of taxes related to net share settlement of equity awards	(50)	(24)
Treasury stock repurchases	(196)	(69)
Net cash used in financing activities	(220)	(54)

Effect of exchange rate movements	(4)	5

Net increase in cash, cash equivalents, and restricted cash	243	363
Cash, cash equivalents, and restricted cash at beginning of period	1,600	917
Cash, cash equivalents, and restricted cash at end of period	$1,843	$1,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 31, 2020	195,039	$2	$2,031	(7,190)	$(417)	$2,072	$(561)	$3,127
Net income	—	—	—	—	—	71	—	71
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Issuance of common stock	68	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	14	—	—	—	—	14
Repurchase of common stock	—	—	—	(1,315)	(120)	—	—	(120)
Balance as of April 30, 2020	195,107	$2	$2,044	(8,505)	$(537)	$2,143	$(567)	$3,085

Balance as of October 31, 2019	193,769	$2	$2,013	(6,458)	$(342)	$1,909	$(578)	$3,004
Net income	—	—	—	—	—	234	—	234
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11
Issuance of common stock	1,338	—	26	—	—	—	—	26
Taxes related to net share settlement of equity awards	—	—	(50)	—	—	—	—	(50)
Share-based compensation	—	—	55	—	—	—	—	55
Repurchase of common stock	—	—	—	(2,047)	(195)	—	—	(195)
Balance as of April 30, 2020	195,107	$2	$2,044	(8,505)	$(537)	$2,143	$(567)	$3,085

Balance as of January 31, 2019	192,801	$2	$1,925	(5,050)	$(222)	$1,402	$(449)	$2,658
Net income	—	—	—	—	—	153	—	153
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12)	(12)
Issuance of common stock	416	—	9	—	—	—	—	9
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	22	—	—	—	—	22
Repurchase of common stock	—	—	—	(344)	(30)	—	—	(30)
Balance as of April 30, 2019	193,217	$2	$1,954	(5,394)	$(252)	$1,555	$(461)	$2,798

Balance as of October 31, 2018	191,204	$2	$1,889	(4,364)	$(182)	$1,212	$(488)	$2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	267	—	267
Other comprehensive income, net of tax	—	—	—	—	—	—	27	27
Issuance of common stock	2,013	—	39	—	—	—	—	39
Taxes related to net share settlement of equity awards	—	—	(24)	—	—	—	—	(24)
Share-based compensation	—	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	(1,030)	(70)	—	—	(70)
Balance as of April 30, 2019	193,217	$2	$1,954	(5,394)	$(252)	$1,555	$(461)	$2,798

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2020 and October 31, 2019, our results of operations for the three and six months ended April 30, 2020 and 2019 and cash flows for the six months ended April 30, 2020 and 2019.
Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 30, 2020. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring, and accounting for income taxes.
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

	Three Months Ended April 30, 2020			Three Months Ended April 30, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Total	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)			(in millions)
Region
Americas	$286	$44	$330	$359	$66	$425
Europe	92	54	146	108	71	179
Asia Pacific	275	144	419	324	162	486
Total net revenue	$653	$242	$895	$791	$299	$1,090

End Market
Aerospace, Defense & Government	$185	$—	$185	$245	$—	$245
Commercial Communications	468	—	468	546	—	546
Electronic Industrial	—	242	242	—	299	299
Total net revenue	$653	$242	$895	$791	$299	$1,090

Timing of Revenue Recognition
Revenue recognized at a point in time	$507	$200	$707	$687	$274	$961
Revenue recognized over time	146	42	188	104	25	129
Total net revenue	$653	$242	$895	$791	$299	$1,090

	Six Months Ended April 30, 2020			Six Months Ended April 30, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Total	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)			(in millions)
Region
Americas	$672	$105	$777	$705	$123	$828
Europe	207	125	332	224	134	358
Asia Pacific	592	289	881	611	299	910
Total net revenue	$1,471	$519	$1,990	$1,540	$556	$2,096

End Market
Aerospace, Defense & Government	$430	$—	$430	$468	$—	$468
Commercial Communications	1,041	—	1,041	1,072	—	1,072
Electronic Industrial	—	519	519	—	556	556
Total net revenue	$1,471	$519	$1,990	$1,540	$556	$2,096

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,208	$450	$1,658	$1,339	$509	$1,848
Revenue recognized over time	263	69	332	201	47	248
Total net revenue	$1,471	$519	$1,990	$1,540	$556	$2,096

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets - Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $49 million and $34 million at April 30, 2020 and October 31, 2019, respectively, and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
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

The following table provides a roll-forward of our capitalized contract costs, current and non-current:

	Six Months Ended
	April 30, 2020	April 30, 2019
	(in millions)
Beginning balance	$28	$—
Costs capitalized on November 1, 2018 due to ASC 606 adoption	—	29
Costs capitalized during the period	32	33
Costs amortized during the period	(33)	(36)
Foreign currency translation impact	—	—
Ending balance	$27	$26

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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Six Months Ended
April 30, 2020
(in millions)
Balance at October 31	$510
Deferral of revenue billed in current period, net of recognition	273
Revenue recognized that was deferred as of the beginning of the period	(223)
Foreign currency translation impact	(2)
Balance at April 30	$558

Of the $223 million of revenue recognized in the six months ended April 30, 2020 that was deferred as of the beginning of the period, approximately $91 million was recognized in the three months ended April 30, 2020.
Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $311 million as of April 30, 2020, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of April 30, 2020, we expect to recognize approximately 27% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 38% during 2021, and 35% thereafter.
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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Cost of products and services	$4	$5	$9	$9
Research and development	3	3	11	9
Selling, general and administrative	8	15	34	32
Total share-based compensation expense	$15	$23	$54	$50
The expense for both the three and six months ended April 30, 2020 includes a mark-to-market adjustment of $(2) million for financial metrics-based performance awards, as compared to a mark-to-market adjustment of $4 million for the same periods last year. Share-based compensation capitalized within inventory was $1 million at April 30, 2020 and zero at April 30, 2019.

The following assumptions were used to estimate the fair value of awards granted under the LTP Program that are based on total shareholder return ("TSR"):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Volatility of Keysight shares	28%	26%	28%	25%
Volatility of index	13%	13%	13%	12%
Price-wise correlation with selected peers	61%	57%	61%	57%

The TSR-based performance awards were valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The estimated fair value of restricted stock awards and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period. We did not grant option awards in the three and six months ended April 30, 2020 and 2019.
5.    INCOME TAXES
The company’s effective tax rate was 34.9 percent and 24.6 percent for the three and six months ended April 30, 2020, respectively. The income tax expense was $37 million and $76 million for the three and six months ended April 30, 2020, respectively. The income tax expense for the three and six months ended April 30, 2020 included a net discrete expense of $2 million and $5 million, respectively.
The company’s effective tax rate was 20.8 percent and 14.8 percent for the three and six months ended April 30, 2019, respectively. The income tax expense was $40 million and $46 million for the three and six months ended April 30, 2019, respectively. The income tax expense for the three and six months ended April 30, 2019 included a net discrete benefit of $5 million and $29 million, respectively. The net discrete benefit for the six months ended April 30, 2019 primarily related to a change in tax reserves resulting from a change in judgment.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The impact of the tax incentives decreased the income tax provision by $13 million and $19 million for the six months ended April 30, 2020 and 2019, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.07 and $0.10 for the six months ended April 30, 2020 and 2019, respectively. The majority of our tax incentives are due for renewal between 2024 and 2025. With regard to the incentive in Malaysia, a formal application must be filed during fiscal year 2020 to renew the tax incentive through 2025. Keysight intends to file the application timely and does not anticipate any impediments to the renewal process.
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
The company was audited in Malaysia for the 2008 tax year. This tax year pre-dates our separation from Agilent. However, pursuant to the tax matters agreement between Agilent and Keysight that was finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties to the Malaysian Tax Authority of $68 million on gains related to intellectual property rights. Our appeal to the Special Commissioners of Income Tax in Malaysia was unsuccessful. An appeal has now been lodged with the High Court. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
In response to the COVID-19 outbreak, various jurisdictions in which the company operates have enacted emergency economic stimulus packages that contain certain income tax provisions. This includes the US federal government enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. Although the company continues to evaluate the impact of such legislation, we have not identified any material impacts on the income tax provision. The company will continue to monitor the impact of these stimulus packages as new clarifying guidance is issued throughout 2020 or as additional legislation is enacted.

6.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Numerator:
Net income	$71	$153	$234	$267
Denominator:
Basic weighted-average shares	187	188	188	188
Potential common shares— stock options and other employee stock plans	2	3	2	3
Diluted weighted-average shares	189	191	190	191

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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For both the three and six months ended April 30, 2020 and 2019, we excluded zero options from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. For the three and six months ended April 30, 2020, we excluded approximately 366,000 shares and 313,000 shares, respectively. The exclusions were immaterial for the three and six months ended April 30, 2019.
7.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $47 million and $48 million for the six months ended April 30, 2020 and 2019, respectively. Cash paid for interest was $38 million for both the six months ended April 30, 2020 and 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	April 30, 2020	October 31, 2019
	(in millions)
Cash and cash equivalents	$1,841	$1,598
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,843	$1,600
Restricted cash consisted primarily of deposits held as collateral against bank guarantees.
8.    INVENTORY

	April 30, 2020	October 31, 2019
	(in millions)
Finished goods	$350	$317
Purchased parts and fabricated assemblies	406	388
Total inventory	$756	$705

Inventory-related excess and obsolescence charges recorded in total cost of products were $12 million and $13 million for the six months ended April 30, 2020 and 2019, respectively. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of April 30, 2020 and October 31, 2019 and the activity for the six months ended April 30, 2020 for each of our reportable operating segments were as follows. Prior period amounts have been reclassified to conform to our organizational change as described in Note 17, "Segment Information."

	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)
Balance as of October 31, 2019:
Goodwill	$1,651	$267	$1,918
Accumulated impairment losses	(709)	—	(709)
Goodwill as reported	942	267	1,209
Goodwill arising from acquisitions	8	—	8
Foreign currency translation impact	1	(1)	—
Balance as of April 30, 2020	$951	$266	$1,217

Components of goodwill as of April 30, 2020:
Goodwill	$1,660	$266	$1,926
Accumulated impairment losses	(709)	—	(709)
Goodwill as reported	$951	$266	$1,217
Goodwill was assessed for impairment upon the completion of the organizational change, and it was determined that it was more-likely-than-not that the fair value of the reporting unit was greater than its carrying value. We evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for each reporting unit, and we determined that no triggering events had occurred as of April 30, 2020.
Other intangible assets as of April 30, 2020 and October 31, 2019 consisted of the following:

	Other Intangible Assets as of April 30, 2020			Other Intangible Assets as of October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$876	$663	$213	$876	$578	$298
Backlog	13	13	—	13	13	—
Trademark/Tradename	34	23	11	34	21	13
Customer relationships	316	160	156	316	139	177
Non-compete agreements	1	1	—	1	1	—
Total amortizable intangible assets	1,240	860	380	1,240	752	488
In-Process R&D	2	—	2	2	—	2
Total	$1,242	$860	$382	$1,242	$752	$490
During the six months ended April 30, 2020, there was no foreign exchange translation impact to other intangible assets. Amortization of other intangible assets was $53 million and $108 million for the three and six months ended April 30, 2020, respectively. Amortization of other intangible assets was $51 million and $102 million for the three and six months ended April 30, 2019, respectively.

Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2020 (remainder)	$103
2021	142
2022	66
2023	49
2024	18
Thereafter	2

10.	FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2020 and October 31, 2019 were as follows:

	Fair Value Measurements at
	April 30, 2020					October 31, 2019
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,263	$1,263	$—	$—	$—	$932	$932	$—	$—	$—
Derivative instruments (foreign exchange contracts)	1	—	1	—	—	2	—	2	—	—
Long-term
Equity investments	48	48	—	—	—	37	37	—	—	—
Equity investments - other	9	—	—	—	9	9	—	—	—	9
Total assets measured at fair value	$1,321	$1,311	$1	$—	$9	$980	$969	$2	$—	$9
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	15	—	15	—	—	14	—	14	—	—
Derivative instruments (interest rate swaps)	4	—	4	—	—	—	—	—	—	—
Total liabilities measured at fair value	$26	$—	$26	$—	$—	$20	$—	$20	$—	$—

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Net realized gains on investments sold	$—	$1	$—	$1
Net unrealized gains (losses) in investments still held	10	(2)	10	3
Total	$10	$(1)	$10	$4

Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity investments without readily determinable fair values that are measured at cost adjusted for observable changes in price or impairments are not categorized in the fair value hierarchy and are presented as "Equity investments - other" in the table above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
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

Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and fourteen months. The changes in the fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and reclassified into earnings when the forecasted transaction occurs in the same financial statement line item in the condensed consolidated statement of operations where the earnings effect of the hedged item is presented. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified into earnings in the current period. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are presented in the same financial statement line of the condensed consolidated statement of operations where the earnings effect of the hedged item is presented. For hedges executed prior to February 1, 2020, these gains and losses are recognized immediately in earnings while for any new hedges, they are amortized on a straight line basis over the tenor of the hedge.
During the second quarter of 2020, we entered into forward starting interest rate swaps with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. The contract term allows us to lock-in a treasury rate on anticipated debt issuances. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments have been recognized in accumulated other comprehensive income (loss). For both the three months and six months ended April 30, 2020, a loss of $4 million was recognized in accumulated other comprehensive income (loss). Amounts associated with these cash flow hedges will be reclassified to interest expense in the condensed consolidated statement of operations when future interest payments on the anticipated debt occur.
Non-designated Hedges
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
Open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" were 198 and 61, respectively, as of April 30, 2020. The aggregated notional amounts by currency and designation as of April 30, 2020 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$9	$43
British Pound	—	(72)
Singapore Dollar	16	7
Malaysian Ringgit	82	6
Japanese Yen	(79)	(48)
Other currencies	(22)	20
Total	$6	$(44)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Loss recognized in accumulated other comprehensive income (loss)	$(4)	$—	$(4)	$—
Foreign exchange contracts:
Loss recognized in accumulated other comprehensive income (loss)	$(7)	$—	$(5)	$(2)
Loss reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$—	$—	$(1)	$—
Selling, general and administrative	$(1)	$—	$(1)	$(1)
Gain excluded from effectiveness testing recognized in earnings based on changes in fair value:		—
Cost of products	$1	$—	$2	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$3	$(2)	$3	$(5)
The estimated amount at April 30, 2020 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of $5 million.

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2020 and 2019, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended April 30,
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$6	$5	$3	$4	$—	$—
Interest cost on benefit obligation	6	7	4	5	2	2
Expected return on plan assets	(11)	(10)	(21)	(20)	(3)	(3)
Amortization:
Net actuarial loss	5	2	9	7	2	2
Prior service credit	—	(1)	—	—	(3)	(4)
Net periodic benefit cost (benefit)	$6	$3	$(5)	$(4)	$(2)	$(3)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended April 30,
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$12	$10	$7	$7	$—	$—
Interest cost on benefit obligation	12	14	8	11	3	4
Expected return on plan assets	(22)	(21)	(42)	(39)	(6)	(6)
Amortization:
Net actuarial loss	9	5	17	14	5	4
Prior service credit	—	(2)	—	—	(6)	(7)
Settlement loss	—	—	—	2	—	—
Net periodic benefit cost (benefit)	$11	$6	$(10)	$(5)	$(4)	$(5)

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
We did not contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan during the three and six months ended April 30, 2020 and 2019. We contributed $2 million and $4 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2020, respectively, and we contributed $7 million and $15 million to our Non-U.S. Defined Benefit Plans during the three and six months ended April 30, 2019, respectively.
For the remainder of 2020, we are evaluating potential contributions to our U.S. Defined Benefit Plans, although a contribution is not required, and we expect to contribute $13 million to our Non-U.S. Defined Benefit Plans.
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
We have operating leases for items including office space, order fulfillment, sales and service centers, R&D and certain equipment, primarily automobiles. Our leases have remaining terms of up to 12 years, some of which may include options to extend the leases for 3 to 5 years. We consider options to renew in our lease terms and measurement of ROU assets and lease liabilities if we determine they are reasonably certain to be exercised.
For the three and six months ended April 30, 2020, operating lease cost was $12 million and $23 million, respectively, and variable lease cost was $4 million and $8 million, respectively. Short-term lease and finance lease costs were immaterial for both the three and six months ended April 30, 2020.
Supplemental Information Related to our Leases
During the six months ended April 30, 2020, cash paid for operating leases included in operating cash flows was $23 million. For the three and six months ended April 30, 2020, ROU assets obtained in exchange for operating lease obligations were $10 million and $22 million, respectively. Amounts related to finance lease activities for the three and six months ended April 30, 2020 were not material.
As of April 30, 2020, the weighted average lease term of our operating leases was 6.1 years and the weighted average discount rate of our operating leases was 3.1%.
Maturity Analysis of Liabilities
The following table presents the maturity of our operating lease liabilities as of April 30, 2020:

Operating Leases
(in millions)
2020 (remainder)	$22
2021	40
2022	33
2023	23
2024	15
Thereafter	45
Total undiscounted lease liability	178
Imputed interest	16
Total discounted lease liability	$162

As of October 31, 2019, future non-cancellable rent obligations as determined under ASC 840 were as follows:

Operating Leases
(in millions)
2020	$48
2021	40
2022	31
2023	19
2024	12
Thereafter	$46

Leases That Have Not Yet Commenced
As of April 30, 2020, we did not have material leases that had not yet commenced.
Lessor Disclosure
For the three and six months ended April 30, 2020, rental income from leasing out excess facilities was $3 million and $6 million, respectively, and is included in other operating expense (income), net. Other lessor arrangements were immaterial.

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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2020	2019
	(in millions)
Beginning balance	$38	$45
Accruals for warranties including change in estimate	9	15
Settlements made during the period	(16)	(18)
Ending balance	$31	$42

Accruals for warranties due within one year	$19	$24
Accruals for warranties due after one year	12	18
Ending balance	$31	$42
Commitments
During the six months ended April 30, 2020, there were no material changes to our contractual commitments reported in the company’s 2019 Annual Report on Form 10-K.
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
15.    DEBT
The following table summarizes the components of our long-term debt:

	April 30, 2020	October 31, 2019
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $3 and $3)	$597	$597
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $5 and $5)	695	695
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,788	$1,788

Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2020 and October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2020.

Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
As of April 30, 2020 and October 31, 2019, we had $34 million and $37 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value by approximately $146 million and $139 million as of April 30, 2020 and October 31, 2019, respectively.
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
For the six months ended April 30, 2020, we repurchased 2,047,166 shares of common stock for $195 million. For the six months ended April 30, 2019, we repurchased 1,030,120 shares of common stock for $70 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2020 and 2019 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial loss	Prior service credit
	(in millions)
As of January 31, 2020	$(43)	$(519)	$2	$(1)	$(561)
Other comprehensive income (loss) before reclassifications	(7)	—	—	(11)	(18)
Amounts reclassified out of accumulated other comprehensive loss	—	15	(3)	1	13
Tax (expense) benefit	—	(4)	—	3	(1)
Other comprehensive income (loss)	(7)	11	(3)	(7)	(6)
As of April 30, 2020	$(50)	$(508)	$(1)	$(8)	$(567)

As of October 31, 2019	$(43)	$(536)	$4	$(3)	$(578)
Other comprehensive income (loss) before reclassifications	(7)	—	—	(9)	(16)
Amounts reclassified out of accumulated other comprehensive loss	—	32	(6)	2	28
Tax (expense) benefit	—	(4)	1	2	(1)
Other comprehensive income (loss)	(7)	28	(5)	(5)	11
As of April 30, 2020	$(50)	$(508)	$(1)	$(8)	$(567)

As of January 31, 2019	$(30)	$(432)	$16	$(3)	$(449)
Other comprehensive income (loss) before reclassifications	(16)	—	—	—	(16)
Amounts reclassified out of accumulated other comprehensive loss	—	12	(5)	—	7
Tax (expense) benefit	—	(4)	1	—	(3)
Other comprehensive income (loss)	(16)	8	(4)	—	(12)
As of April 30, 2019	$(46)	$(424)	$12	$(3)	$(461)

As of October 31, 2018	$(60)	$(445)	$19	$(2)	$(488)
Other comprehensive income (loss) before reclassifications	14	2	—	(2)	14
Amounts reclassified out of accumulated other comprehensive loss	—	26	(9)	1	18
Tax (expense) benefit	—	(7)	2	—	(5)
Other comprehensive income (loss)	14	21	(7)	(1)	27
As of April 30, 2019	$(46)	$(424)	$12	$(3)	$(461)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2020 and 2019 were as follows:

Details about Accumulated Other Comprehensive Loss Components					Affected Line Item in Statement of Operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Unrealized gain (loss) on derivatives	$—	$—	$(1)	$—	Cost of products
	(1)	—	(1)	(1)	Selling, general and administrative
	—	—	—	—	Provision for income taxes
	(1)	—	(2)	(1)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(15)	(12)	(32)	(26)
Prior service credit	3	5	6	9
	(12)	(7)	(26)	(17)	Total before income tax
	4	3	3	4	Provision (benefit) for income taxes
	(8)	(4)	(23)	(13)	Net of income tax

Total reclassifications for the period	$(9)	$(4)	$(25)	$(14)
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
We completed an organizational change in the first quarter of fiscal 2020 to manage our Ixia Solutions Group within our Communications Solutions Group to enable us to create improved go-to market and product development alignment as well as accelerate solution synergies as new technologies emerge. Prior period segment results were revised to conform to the presentation. As a result, we now have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”).
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, electronic measurement instruments, systems and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment and networks.
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic design and test software, electronic measurement instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.

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

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Three months ended April 30, 2020:
Total net and segment revenue	$653	$242	$895
Segment income from operations	$114	$59	$173

Three months ended April 30, 2019:
Total net revenue	$791	$299	$1,090
Amortization of acquisition-related balances	3	—	3
Total segment revenue	$794	$299	$1,093
Segment income from operations	$190	$78	$268

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Six months ended April 30, 2020:
Total net and segment revenue	$1,471	$519	$1,990
Segment income from operations	$315	$132	$447

Six months ended April 30, 2019:
Total net revenue	$1,540	$556	$2,096
Amortization of acquisition-related balances	6	—	6
Total segment revenue	$1,546	$556	$2,102
Segment income from operations	$340	$132	$472

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Total reportable operating segments' income from operations	$173	$268	$447	$472
Share-based compensation expense	(15)	(23)	(54)	(50)
Amortization of acquisition-related balances	(54)	(54)	(113)	(108)
Acquisition and integration costs	(2)	—	(4)	(2)
Northern California wildfire-related impacts	—	—	32	—
Restructuring and other	—	(6)	(3)	(6)
Income from operations, as reported	102	185	305	306
Interest income	4	6	10	10
Interest expense	(20)	(20)	(39)	(40)
Other income (expense), net	22	22	34	37
Income before taxes, as reported	$108	$193	$310	$313

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Assets:
As of April 30, 2020	$3,748	$957	$4,705
As of October 31, 2019	$3,671	$928	$4,599
The increase in segment assets as of April 30, 2020 as compared to October 31, 2019 is primarily due to the addition of operating lease right-of-use assets as a result of adoption of ASU 2016-02, Leases, on November 1, 2019.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, increased trade tension and tightening of export control regulations, impact of pandemic conditions such as the novel coronavirus ("COVID-19"), including disruption of the supply chain causing delays in our ability to manufacture or deliver products and solutions to customers, the impact of social distancing requirements, slowdown in customer purchasing, order cancellations, a second wave of infection resulting in additional government mandated shutdowns, labor shortages, and our estimated or anticipated future results of operations, which involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
We completed an organizational change in the first quarter of fiscal 2020 to manage our Ixia Solutions Group within our Communications Solutions Group to enable us to create improved go-to market and product development alignment as well as accelerate solution synergies as new technologies emerge. Prior period segment results were revised to conform to the presentation. As a result, we now have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”).
Impact of COVID-19 pandemic and outlook
In March 2020, the World Health Organization declared COVID-19 as a global pandemic.  In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter in place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. In response to these measures and to protect the health and safety of our employees, we temporarily closed our locations globally, including our production and order fulfillment facilities, and asked all employees who can work from home to do so for the foreseeable future, made substantial changes to employee travel policies, and canceled training and marketing events or moved them to a virtual format. Our customers, suppliers and vendors are all subject to these restrictions and orders and are similarly impacted.
Working with local governments and health officials to implement health and safety measures at all of our locations, we are opening sites worldwide and ramping our production and services operations, despite the ongoing broader industry supply chain challenges. We have restarted on-site operations using only employees who are not able to work effectively from home and where doing so is in compliance with local regulations and our COVID-19 safety procedures. We continue to make significant investment in R&D and have taken necessary steps to sustain employee productivity and deliver on our customer commitments, particularly those who provide essential services, and support the communities in which we operate around the world. Also given the uncertainty of the duration or severity of the pandemic, we have taken proactive measures to reduce costs and preserve liquidity, while supporting our customers and advancing key projects. These measures include a temporary hiring freeze and a reduction in other discretionary spending, along with lower variable compensation and a reduction in outsourced manufacturing costs, enabled by our flexible cost structure.
Our revenue for three and six months ended April 30, 2020 was lower when compared to the same periods last year due to the site closures and supply chain disruptions resulting from the mandatory government shutdown of our production facilities in the last half of the second quarter. The impact of lower revenue on gross margin and operating margin was partially offset by favorable mix and lower discretionary spending as a result of our mitigating measures. We continue to see steady demand across several end markets, with on-going investment in next-generation technologies, such as 5G, 400G, and advanced semiconductor node processes, while demand decreased in other markets, such as automotive and general electronics, including education.

Our strategy of bringing first-to-market solutions that help customers develop new technologies and accelerate innovation provides a platform for long-term growth. We expect our customers to continue to make R&D investments in certain next-generation technologies. We are still in the early market stages for emerging technologies, such as 5G, next-generation automotive, internet of things ("IoT") and defense modernization and expect technology investments to continue. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, as well as pandemics or epidemics, such as the recent coronavirus outbreak. We have complied and will continue to comply with recent U.S. Department of Commerce export control regulations regarding China. While we expect ongoing COVID-19 demand and supply chain headwinds over the next few quarters, we remain confident in our long-term secular market growth trends and the strength of our operating model.
For discussion of risks related to COVID-19 on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and six months ended April 30, 2020 and 2019
Total orders for the three and six months ended April 30, 2020 were $1,089 million and $2,230 million, respectively, a decrease of 3 percent and an increase of 4 percent, respectively, when compared to the same periods last year and a decrease of 2 percent and an increase of 5 percent, respectively, excluding the impact of foreign currency movements. Acquisitions had an immaterial impact on the order growth for both the three and six months ended April 30, 2020. For the three months ended April 30, 2020, order decline in Americas and Europe was partially offset by growth in Asia Pacific. For the six months ended April 30, 2020, order growth in Asia and Americas was partially offset by decline in Europe.
Net revenue for the three and six months ended April 30, 2020 was $895 million and $1,990 million, respectively, a decrease of 18 percent and 5 percent, respectively, when compared to the same periods last year and a decrease of 18 percent and 6 percent, respectively, excluding the impact of acquisitions. Foreign currency movements had an immaterial impact on revenue growth for the three and six months ended April 30, 2020. For the three and six months ended April 30, 2020, revenue for both the Communications Solutions Group and Electronic Industrial Solutions Group revenue declined year over year, due to the impact of site closures and supply chain disruptions related to the COVID-19 pandemic in the the last half of the second quarter. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented approximately 73 percent and 27 percent, respectively, of total revenue for the three months ended April 30, 2020. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented approximately 74 percent and 26 percent, respectively, of total revenue for the six months ended April 30, 2020.
Net income for the three and six months ended April 30, 2020 was income of $71 million and $234 million, respectively, compared to $153 million and $267 million, respectively, for the same periods last year. The decrease in net income for the three months ended April 30, 2020 was primarily driven by gross margin decline from lower revenue volume due to impact of the site closures and supply chain disruptions in the the last half of the quarter, partially offset by favorable mix, decline in variable people-related costs and reduction in discretionary spending. The decrease in net income for the six months ended April 30, 2020 was primarily driven by gross margin decline from lower revenue volume due to impact of the site closures and supply chain disruptions in the last half of the second quarter, partially offset by favorable mix and an operating gain due to insurance proceeds received for property, plant and equipment damaged in the 2017 northern California wildfires and lower variable people-related costs.
In the first quarter of 2020, we received $37 million of insurance proceeds primarily related to replacement of capital and recovery of expenses related to the 2017 northern California wildfires. These proceeds resulted in an operating gain of $32 million. No additional insurance proceeds or material expenses related to the 2017 northern California wildfires are expected.
Critical Accounting Policies and Estimates
There were no material changes during the three and six months ended April 30, 2020 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Changes to our accounting policy for leases as a result of adopting Accounting Standard Update 2016-02, Leases, are discussed in Note 2, "New Accounting Pronouncements," and Note 13, "Leases," to the condensed consolidated financial statements.
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

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
			(in millions)
Net revenue:
Products	$708	$911	$1,610	$1,748	(22)%	(8)%
Services and other	187	179	380	348	5%	9%
Total net revenue	$895	$1,090	$1,990	$2,096	(18)%	(5)%
The following table provides the percent change in net revenue for the three and six months ended April 30, 2020 by geographic region including and excluding the impact of foreign currency movements as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Six Months Ended
	April 30, 2020		April 30, 2020
Geographic Region	Actual	Currency Adjusted	Actual	Currency Adjusted
Americas	(22)%	(22)%	(6)%	(6)%
Europe	(19)%	(18)%	(7)%	(7)%
Asia Pacific	(14)%	(13)%	(3)%	(3)%
Total net revenue	(18)%	(18)%	(5)%	(5)%
For the three and six months ended April 30, 2020, revenue declined across all regions due to the impact of site closures and supply chain disruptions related to the COVID-19 pandemic in the last half of the second quarter. Foreign currency movements had an immaterial impact on the revenue decline for the three and six months ended April 30, 2020. Currency had an unfavorable impact of 1 percentage point on revenue in Europe and Asia Pacific for the three months ended April 30, 2020.
Costs and Expenses

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
Total gross margin	57.7%	59.5%	58.9%	58.5%	(2) ppts	—
Operating margin	11.4%	17.0%	15.3%	14.6%	(6) ppts	1 ppt

in millions
Research and development	$166	$171	$353	$344	(2)%	3%
Selling, general and administrative	$251	$300	$551	$588	(16)%	(6)%
Other operating expense (income), net	$(3)	$(8)	$(38)	$(12)	(57)%	208%

Gross margin decreased 2 percentage points for the three months ended April 30, 2020 compared to the same period last year, primarily driven by lower revenue volume due to the impact of site closures and supply chain disruptions in the last half of the quarter, partially offset by favorable revenue mix and lower variable people-related costs and warranty costs. Gross margin was flat for the six months ended April 30, 2020 compared to the same period last year, primarily driven by favorable mix and lower variable people-related costs and warranty costs, offset by lower revenue volume due to the impact of site closures and supply chain disruptions in the last half of the second quarter.
Research and development expense decreased 2 percent for the three months ended April 30, 2020 compared to the same period last year, primarily driven by declines in variable people-related costs and reduction in discretionary spending due to COVID-19 related restrictions, partially offset by incremental costs of an acquired business. Research and development expense increased 3 percent for the six months ended April 30, 2020 compared to the same period last year, driven by greater investment in key growth opportunities in our end markets, leading-edge technologies and incremental costs of an acquired business, partially offset by declines in variable people-related costs and reduction in discretionary spending due to the impact of the restrictions in the last half of the second quarter. As a percentage of revenue, research and development expense was 19 percent and 18 percent for the three and six months ended April 30, 2020, respectively, as compared to 16 percent for both the three and six months ended April 30, 2019.
Selling, general and administrative expense decreased 16 percent and 6 percent for the three and six months ended April 30, 2020, respectively, when compared to the same periods last year, primarily driven by declines in variable and other people-related costs, declines in travel costs due to shelter-in-place restrictions and reductions in restructuring and related costs, partially offset by incremental costs of an acquired business.
Other operating expense (income), net was income of $3 million and $38 million for the three and six months ended April 30, 2020, respectively, compared to income of $8 million and $12 million for the three and six months ended April 30, 2019, respectively. Other operating expense (income), net for the six months ended April 30, 2020 includes a gain of $32 million due to insurance proceeds received for property, plant and equipment damaged in the 2017 northern California wildfires.
Operating margin for the three months ended April 30, 2020 decreased 6 percentage points compared to the same period last year, primarily driven by lower revenue volume, partially offset by declines in variable people-related costs and travel costs due to COVID-19 related restrictions. Operating margin for the six months ended April 30, 2020 increased 1 percentage point when compared to the same period last year, primarily due to a gain related to the 2017 northern California wildfires and declines in variable people-related costs and travel costs, partially offset by lower revenue volume.
As of April 30, 2020, our headcount was approximately 13,700 compared to approximately 13,000 at April 30, 2019.
Interest Income and Expense
Interest income for the three and six months ended April 30, 2020 was $4 million and $10 million, respectively, as compared to $6 million and $10 million, respectively, for the comparable periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and six months ended April 30, 2020 was $20 million and $39 million, respectively, as compared to $20 million and $40 million, respectively, for the comparable periods last year and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three and six months ended April 30, 2020 was income of $22 million and $34 million, respectively, compared to $22 million and $37 million, respectively, for the same periods last year and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits) and the change in fair value of our equity investments.
Income Taxes
The company’s effective tax rate was 34.9 percent and 24.6 percent for the three and six months ended April 30, 2020 respectively. The income tax expense was $37 million and $76 million for the three and six months ended April 30, 2020 respectively. The income tax expense for the three and six months ended April 30, 2020 included a net discrete expense of $2 million and $5 million, respectively.
The company’s effective tax rate was 20.8 percent and 14.8 percent for the three and six months ended April 30, 2019, respectively. The income tax expense was $40 million and $46 million for the three and six months ended April 30, 2019, respectively. The income tax expense for the three and six months ended April 30, 2019 included a net discrete benefit of $5 million and $29 million, respectively. The net discrete benefit for the six months ended April 30, 2019 primarily related to a change in tax reserves resulting from a change in judgment.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The impact of the tax incentives decreased the income tax provision by $13 million and $19 million for the six months ended April 30, 2020 and 2019, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.07 and $0.10 for the six months ended April 30, 2020 and 2019, respectively. The majority of our tax incentives are due for renewal between 2024 and 2025. With regard to the incentive in Malaysia, a formal application must be filed during fiscal year 2020 to renew the tax incentive through 2025. Keysight intends to file the application timely and does not anticipate any impediments to the renewal process.
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
The company was audited in Malaysia for the 2008 tax year. This tax year pre-dates our separation from Agilent.  However, pursuant to the tax matters agreement between Agilent and Keysight that was finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal 2017, Keysight paid income taxes and penalties to the Malaysian Tax Authority of $68 million on gains related to intellectual property rights. Our appeal to the Special Commissioners of Income Tax in Malaysia was unsuccessful. An appeal has now been lodged with the High Court. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
In response to the COVID-19 outbreak, various jurisdictions in which the company operates have enacted emergency economic stimulus packages that contain certain income tax provisions. This includes the US federal government enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. Although the company continues to evaluate the impact of such legislation, we have not identified any material impacts on the income tax provision. The company will continue to monitor the impact of these stimulus packages as new clarifying guidance is issued throughout 2020 or as additional legislation is enacted.
At April 30, 2020, our estimated annual effective tax rate for fiscal 2020 is an expense of 22.5 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate differs from the U.S. statutory rate primarily due to the beneficial impact of the mix of earnings in non-U.S. jurisdictions taxed at lower rates and the U.S. federal research and development tax credit, offset by the expense impact of the U.S. GILTI tax on earnings in non-U.S. jurisdictions net of U.S. foreign tax credits and other U.S. tax reform deductions and reserves for uncertain tax positions.
We do not recognize deferred taxes for temporary differences expected to impact the GILTI tax expense in future years. We recognize the tax expense related to GILTI in each year in which the tax is incurred.
Segment Overview
We completed an organizational change in the first quarter of fiscal 2020 to manage our Ixia Solutions Group within our Communications Solutions Group to enable us to create improved go-to market and product development alignment as well as accelerate solution synergies as new technologies emerge. As a result of this organizational change, we have two reportable operating segments, Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”). Prior period segment results were revised to conform to the current presentation.
The profitability of each segment is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring and related costs, northern California wildfire-related impacts, interest income, interest expense and other items.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, electronic measurement instruments, systems and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment and networks. Prior period amounts have been revised to conform to our new organizational structure described previously in the Segment Overview.
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
	(in millions)		(in millions)
Net revenue	$653	$794	$1,471	$1,546	(18)%	(5)%
The Communications Solutions Group revenue for the three and six months ended April 30, 2020 decreased 18 percent and 5 percent, respectively, when compared to the same periods last year and declined 19 percent and 6 percent, respectively, excluding the impact of acquisitions. For the three and six months ended April 30, 2020, foreign currency movements had an immaterial impact on revenue decline. For the three and six months ended April 30, 2020, revenue declined in both aerospace, defense and government and commercial communications end markets and across all regions, primarily driven by site closures and supply chain disruptions due to the impact of the COVID-19 pandemic in the last half of the second quarter.
Revenue from the commercial communications market represented approximately 72 percent and 71 percent, respectively, of the total Communications Solutions Group revenue for the three and six months ended April 30, 2020, and decreased 15 percent and 3 percent year-over-year, respectively. For the three and six months ended April 30, 2020, revenue declined across all regions. We continue to see investments in 5G, fueled by the ongoing redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data centers and the cloud.
Revenue from the aerospace, defense and government market represented approximately 28 percent and 29 percent, respectively, of the total Communications Solutions Group revenue for the three and six months ended April 30, 2020, and decreased 25 percent and 8 percent year-over-year, respectively. For the three and six months ended April 30, 2020, revenue declined across all regions.
Gross Margin and Operating Margin
The following table shows the Communications Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2020 versus the three and six months ended April 30, 2019.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
Total gross margin	63.1%	64.6%	64.6%	63.7%	(1) ppt	1 ppt
Operating margin	17.5%	24.0%	21.4%	22.0%	(6) ppts	(1) ppt

in millions
Research and development	$123	$125	$262	$253	(2)%	4%
Selling, general and administrative	$177	$199	$378	$396	(11)%	(5)%
Other operating expense (income), net	$(2)	$(3)	$(5)	$(5)	(1)%	8%
Income from operations	$114	$190	$315	$340	(40)%	(7)%
Gross margin for the three months ended April 30, 2020 decreased 1 percentage point when compared to the same period last year, driven by lower revenue volume due to site closures and supply chain disruptions in the last half of the quarter, partially offset by favorable revenue mix and lower warranty costs. Gross margin for the six months ended April 30, 2020 increased 1 percentage point when compared to the same period last year, driven by favorable mix and lower warranty costs, partially offset by lower revenue volume due to site closures and supply chain disruptions in the last half of the second quarter.
Research and development expense for the three months ended April 30, 2020 decreased 2 percent when compared to the same period last year, driven by reduction in discretionary spending and lower variable people-related costs due to COVID-19 related restrictions, partially offset by incremental costs of an acquired business. Research and development expense for the six months ended April 30, 2020 increased 4 percent when compared to the same period last year, driven by greater investment in key growth opportunities in our end markets and leading-edge technologies and incremental costs of an acquired business, partially offset by lower variable people-related costs.

Selling, general and administrative expense for the three and six months ended April 30, 2020 decreased 11 percent and 5 percent, respectively, when compared to the same periods last year, driven by lower variable people-related costs, infrastructure-related costs, a decline in travel costs due to shelter-in-place restrictions and lower discretionary expenses, partially offset by incremental costs of an acquired business.
Other operating expense (income), net was income of $2 million and $5 million, respectively, for the three and six months ended April 30, 2020, compared to income of $3 million and $5 million, respectively, for the same periods last year.
Income from Operations
Income from operations for the three and six months ended April 30, 2020 decreased $76 million and $25 million, respectively, on a corresponding revenue decrease of $141 million and $75 million, respectively, for the same periods last year.
Operating margin decreased 6 percentage points and 1 percentage point for the three and six months ended April 30, 2020 compared to the same periods last year, driven by lower revenue volume, partially offset by favorable revenue mix, lower variable people-related costs and reductions in discretionary expenses due to COVID-19 related restrictions.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing.The group provides electronic design and test software, electronic measurement instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment.
Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
	(in millions)		(in millions)
Net revenue	$242	$299	$519	$556	(19)%	(7)%
The Electronic Industrial Solutions Group revenue for the three and six months ended April 30, 2020 decreased 19 percent and 7 percent, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2020, foreign currency movements had an immaterial impact on revenue decline. The revenue decline was primarily driven by site closures and supply chain disruptions due to the impact of the COVID-19 pandemic in the last half of the second quarter. Declines in general electronics measurement and automotive and energy were partially offset by growth in semiconductor measurement solutions driven by continued investments in next-generation technologies. Revenue declined across all regions for the three and six months ended April 30, 2020 compared to the same periods last year.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2020 versus the three and six months ended April 30, 2019.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
Total gross margin	62.0%	61.3%	61.5%	60.2%	1 ppt	1 ppt
Operating margin	24.4%	26.1%	25.4%	23.7%	(2) ppts	2 ppts

in millions
Research and development	$39	$42	$80	$81	(7)%	(2)%
Selling, general and administrative	$53	$64	$110	$123	(17)%	(11)%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	24%	20%
Income from operations	$59	$78	$132	$132	(24)%	—

Gross margin increased 1 percentage point for both the three and six months ended April 30, 2020 compared to the same periods last year, primarily driven by favorable mix and lower warranty and other period costs, partially offset by lower revenue volume due to site closures and supply chain disruptions in the last half of the second quarter.
Research and development expense for the three and six months ended April 30, 2020 decreased 7 percent and 2 percent, respectively, compared to the same periods last year, primarily driven by reduced discretionary spending and lower variable people-related costs due to the impact of COVID-19 pandemic in the last half of the second quarter.
Selling, general and administrative expense for the three and six months ended April 30, 2020 decreased 17 percent and 11 percent, respectively, compared to the same periods last year, primarily due to lower selling costs, infrastructure-related costs and variable people-related costs.
Other operating expense (income) for the three and six months ended April 30, 2020 was income of $1 million and $2 million, respectively. Other operating expense (income) for the three and six months ended April 30, 2019 was income of $1 million and $2 million, respectively.
Income from Operations
Income from operations for the three and six months ended April 30, 2020 decreased $19 million and was flat, respectively, on a corresponding revenue decrease of $57 million and $37 million, respectively, when compared to the same periods last year.
Operating margin for the three months ended April 30, 2020 decreased 2 percentage points when compared to the same period last year, primarily driven by lower revenue volume, partially offset by favorable mix and lower operating expenses due to COVID-19 related restrictions. Operating margin for the six months ended April 30, 2020 increased 2 percentage points, when compared to the same period last year, primarily driven by favorable mix and lower operating expenses due to COVID-19 related restrictions, partially offset by decline in revenue volume.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of April 30, 2020 consisted of cash, cash equivalents and restricted cash of $1,843 million as compared to $1,600 million as of October 31, 2019.
As of April 30, 2020, approximately $1,304 million of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents consist mainly of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
Although recent disruption and volatility in global capital markets due to the ongoing COVID-19 pandemic has not had a significant impact on our financial position, liquidity, and ability to meet our debt covenants, we continue to monitor the capital markets and general global economic conditions. Given the uncertainty of the duration or severity of the pandemic, we have taken proactive measures to reduce costs and preserve liquidity, while supporting our customers and advancing key projects. These measures include a temporary hiring freeze and other discretionary spending, along with lower variable compensation and a reduction in outsourced manufacturing costs, enabled by our flexible cost structure.
We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. Cash generated from our operations provides our primary source of cash flows. Given the uncertain duration and severity of the COVID-19 pandemic, we could experience significant fluctuations in our future cash from operations from the ongoing impacts of the pandemic because of the adverse global macroeconomic environment and our customers ability to pay. For further discussion of risks related to the COVID-19 pandemic on our operations, business results and financial condition, see “Item 1A. Risk Factors.”

Net Cash Provided by Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding, variable pay, and other items impact reported cash flows.
Net cash provided by operating activities was $495 million for the six months ended April 30, 2020, compared to $461 million for the same period last year.

•
Net income for the six months ended April 30, 2020 decreased $33 million compared to the same period last year. Non-cash adjustments increased $1 million primarily due to a $29 million increase in deferred tax expense, a $6 million increase in amortization expense and a $4 million increase in share-based compensation expense, partially offset by a $7 million decrease from other miscellaneous non-cash activities and an adjustment for a gain of $32 million resulting from insurance proceeds received for property, plant and equipment damaged in the 2017 California wildfires, which is reflected in investing activities.

•
The aggregate of accounts receivable, inventory and accounts payable provided net cash of $48 million during the first six months of fiscal 2020 compared to net cash used of $80 million in the comparable period last year. This increase was primarily driven by strong collections and lower revenue from the impact of the COVID-19 pandemic, which drove a reduction in our trade receivables, partially offset by higher net payments on our trade payables and higher inventory. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income taxes payable, deferred revenue and other assets and liabilities provided net operating cash of $9 million during the first six months of fiscal 2020 compared to net cash provided of $88 million in the comparable period last year. The decline is primarily due to lower variable compensation accruals, lower cash inflow from deferred revenue and lower insurance recoveries related to the northern California wildfires, partially offset by an increase in cash from income taxes payable as compared to the same period last year.

•
We contributed $4 million to our non-U.S. defined benefit plans during the first six months of fiscal 2020 compared to $15 million in the same period last year. For the remainder of 2020, we expect to contribute $13 million to our non-U.S. defined benefit plans. For the six months ended April 30, 2020, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan. For the remainder of 2020, we are evaluating potential contributions to our U.S. defined benefit plans, although a contribution is not required.

Net Cash Used in Investing Activities
Net cash used in investing activities was $28 million for the six months ended April 30, 2020 as compared to $49 million for the same period last year. For the six months ended April 30, 2020 and 2019, investments in property, plant and equipment were $55 million and $60 million, respectively. For the six months ended April 30, 2020, we received $32 million of insurance proceeds for property, plant and equipment damaged in the 2017 northern California wildfires, and we used $5 million for a small acquisition. For the six months ended April 30, 2019, we received proceeds of $7 million from the sale of a cost-method investment and $2 million from a small divestiture that closed in 2018.
We anticipate total fiscal 2020 capital spending to be approximately $105 million.
Net Cash Used in Financing Activities
For the six months ended April 30, 2020, we used $220 million for financing activities, which included $196 million for treasury stock repurchases and $50 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $26 million from issuance of common stock under employee stock plans.
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. At April 30, 2020, the maximum approximate dollar value of shares of common stock that may yet be purchased under the program was $215 million.
For the six months ended April 30, 2019, we used $54 million for financing activities, including $69 million for treasury stock repurchases and $24 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $39 million from issuance of common stock under employee stock plans.

Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2020 and October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2020.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. There were no material changes during the six months ended April 30, 2020 to this information reported in the company’s 2019 Annual Report on Form 10-K.
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
We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. In the second quarter of 2020, the company implemented a new revenue recognition tool. While this did not change the way in which the company recognizes revenue, we did implement changes to our processes related to revenue recognition control activities, including information systems.
There were no other changes in our internal control over financial reporting during the second quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.  RISK FACTORS
Risks, Uncertainties and Other Factors That May Affect Future Results
Risks Related to Our Business
Global health crises, such as the COVID-19 pandemic, could have a material  impact on our global operations and the operations of our supply chain, customers and vendors which could adversely impact our business results and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. In response to these measures and to protect the health and safety of our employees, we temporarily closed our facilities globally and asked all employees who can work from home to do so for the foreseeable future, made substantial changes to employee travel policies, and canceled training and marketing events or moved them to a virtual format. As a supplier to some critical and essential businesses, we have restarted on-site operations using only employees who are not able to work effectively from home and where doing so is in compliance with local regulations and our COVID-19 safety procedures. Our customers, suppliers and vendors are all subject to these restrictions and orders and are similarly impacted.
The uncertain duration and severity of the pandemic, as well as the possibility of additional spikes in infection rates, local outbreaks of the virus or outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures, could cause further shutdowns of our operations or those of our suppliers, customers or vendors. Any outbreaks causing renewed implementation or existing extension of government orders could also impact the availability of our employees or other workers. Adverse impact to our suppliers could adversely impact our ability to procure components and materials, causing an inability to manufacture products or solutions. Customers could reduce spending, causing reduced demand for products and solutions, delayed or canceled orders, and inability to pay for products and solutions. Lack of employee availability due to shutdowns caused by government orders could further impact our ability to manufacture, ship or deliver products and solutions to customers. Continued implementation of measures to reduce the spread of the virus may impact our ability to collaborate globally with customers, suppliers, and internal colleagues. Continued uncertainty and market volatility could result in a national or global recession, which could create additional market and global financial instability. These factors could materially and negatively impact our business results, operations, revenue, growth and overall financial condition.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2020.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2020 through February 29, 2020	467,666	$96.20	467,666	$290,239,774
March 1, 2020 through March 31, 2020	847,582	$88.31	847,582	$215,387,127
April 1, 2020 through April 30, 2020	—	—	—	$215,387,127
Total	1,315,248	$91.12	1,315,248

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

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

KEYSIGHT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 2, 2020	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 2, 2020	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)