Form 10-Q
period 2020-07-31
Keysight Technologies, Inc.
filed 2020-09-01
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020
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
The number of shares of common stock outstanding at August 28, 2020 was 187,139,371.

KEYSIGHT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net revenue:
Products	$813	$904	$2,423	$2,652
Services and other	198	183	578	531
Total net revenue	1,011	1,087	3,001	3,183
Costs and expenses:
Cost of products	330	361	992	1,068
Cost of services and other	75	83	232	246
Total costs	405	444	1,224	1,314
Research and development	169	168	522	512
Selling, general and administrative	259	281	810	869
Other operating expense (income), net	(4)	(3)	(42)	(15)
Total costs and expenses	829	890	2,514	2,680
Income from operations	182	197	487	503
Interest income	1	7	11	17
Interest expense	(20)	(20)	(59)	(60)
Other income (expense), net	22	15	56	52
Income before taxes	185	199	495	512
Provision for income taxes	9	40	85	86
Net income	$176	$159	$410	$426

Net income per share:
Basic	$0.94	$0.85	$2.19	$2.27
Diluted	$0.93	$0.83	$2.16	$2.23

Weighted average shares used in computing net income per share:
Basic	187	188	187	188
Diluted	190	191	190	191

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net income	$176	$159	$410	$426
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of tax benefit of zero, zero, $2 and zero	—	(1)	(7)	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	1	—	3	1
Foreign currency translation, net of tax benefit (expense) of zero	37	(4)	30	10
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $4, $3, $8 and $10	11	9	39	30
Change in net prior service credit, net of tax benefit of $1, $2, $2 and $4	(2)	(3)	(7)	(10)
Other comprehensive income	47	1	58	28
Total comprehensive income	$223	$160	$468	$454

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(unaudited)

	July 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,697	$1,598
Accounts receivable, net	569	668
Inventory	778	705
Other current assets	234	244
Total current assets	3,278	3,215
Property, plant and equipment, net	584	576
Operating lease right-of-use assets	187	—
Goodwill	1,510	1,209
Other intangible assets, net	419	490
Long-term investments	62	46
Long-term deferred tax assets	746	755
Other assets	375	332
Total assets	$7,161	$6,623
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193	$253
Employee compensation and benefits	230	278
Deferred revenue	386	334
Income and other taxes payable	40	55
Operating lease liabilities	43	—
Other accrued liabilities	88	83
Total current liabilities	980	1,003
Long-term debt	1,789	1,788
Retirement and post-retirement benefits	352	357
Long-term deferred revenue	173	176
Long-term operating lease liabilities	155	—
Other long-term liabilities	358	295
Total liabilities	3,807	3,619
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 196 million shares at July 31, 2020 and 194 million shares at October 31, 2019 issued	2	2
Treasury stock at cost; 8.5 million shares at July 31, 2020 and 6.5 million shares at October 31, 2019	(537)	(342)
Additional paid-in-capital	2,090	2,013
Retained earnings	2,319	1,909
Accumulated other comprehensive loss	(520)	(578)
Total stockholders' equity	3,354	3,004
Total liabilities and equity	$7,161	$6,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net income	$410	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76	72
Amortization	163	157
Share-based compensation	72	66
Deferred tax expense	7	14
Excess and obsolete inventory-related charges	21	20
Gain on insurance proceeds received for damage to property, plant and equipment	(32)	—
Other non-cash expense (income), net	(10)	(5)
Changes in assets and liabilities:
Accounts receivable	112	25
Inventory	(91)	(78)
Accounts payable	(60)	10
Employee compensation and benefits	(57)	(55)
Deferred revenue	35	103
Income taxes payable	8	(11)
Retirement and post-retirement benefits	(9)	(33)
Other assets and liabilities	33	24
Net cash provided by operating activities	678	735

Cash flows from investing activities:
Investments in property, plant and equipment	(87)	(90)
Insurance proceeds received for damage to property, plant and equipment	32	—
Acquisition of businesses and intangible assets, net of cash acquired	(324)	(90)
Proceeds from sale of investments	—	7
Other investing activities	—	4
Net cash used in investing activities	(379)	(169)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	57	65
Payment of taxes related to net share settlement of equity awards	(52)	(26)
Repayment of debt	(7)	—
Treasury stock repurchases	(196)	(130)
Net cash used in financing activities	(198)	(91)

Effect of exchange rate movements	2	4

Net increase in cash, cash equivalents, and restricted cash	103	479
Cash, cash equivalents, and restricted cash at beginning of period	1,600	917
Cash, cash equivalents, and restricted cash at end of period	$1,703	$1,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of April 30, 2020	195,107	$2	$2,044	(8,505)	$(537)	$2,143	$(567)	$3,085
Net income	—	—	—	—	—	176	—	176
Other comprehensive income, net of tax	—	—	—	—	—	—	47	47
Issuance of common stock	529	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	17	—	—	—	—	17
Repurchase of common stock	—	—	—	—	—	—	—	—
Balance as of July 31, 2020	195,636	$2	$2,090	(8,505)	$(537)	$2,319	$(520)	$3,354

Balance as of October 31, 2019	193,769	$2	$2,013	(6,458)	$(342)	$1,909	$(578)	$3,004
Net income	—	—	—	—	—	410	—	410
Other comprehensive income, net of tax	—	—	—	—	—	—	58	58
Issuance of common stock	1,867	—	57	—	—	—	—	57
Taxes related to net share settlement of equity awards	—	—	(52)	—	—	—	—	(52)
Share-based compensation	—	—	72	—	—	—	—	72
Repurchase of common stock	—	—	—	(2,047)	(195)	—	—	(195)
Balance as of July 31, 2020	195,636	$2	$2,090	(8,505)	$(537)	$2,319	$(520)	$3,354

Balance as of April 30, 2019	193,217	$2	$1,954	(5,394)	$(252)	$1,555	$(461)	$2,798
Net income	—	—	—	—	—	159	—	159
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Issuance of common stock	437	—	26	—	—	—	—	26
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	16	—	—	—	—	16
Repurchase of common stock	—	—	—	(760)	(60)	—	—	(60)
Balance as of July 31, 2019	193,654	$2	$1,994	(6,154)	$(312)	$1,714	$(460)	$2,938

Balance as of October 31, 2018	191,204	$2	$1,889	(4,364)	$(182)	$1,212	$(488)	$2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	426	—	426
Other comprehensive income, net of tax	—	—	—	—	—	—	28	28
Issuance of common stock	2,450	—	65	—	—	—	—	65
Taxes related to net share settlement of equity awards	—	—	(26)	—	—	—	—	(26)
Share-based compensation	—	—	66	—	—	—	—	66
Repurchase of common stock	—	—	—	(1,790)	(130)	—	—	(130)
Balance as of July 31, 2019	193,654	$2	$1,994	(6,154)	$(312)	$1,714	$(460)	$2,938

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2020 and October 31, 2019, our results of operations for the three and nine months ended July 31, 2020 and 2019 and cash flows for the nine months ended July 31, 2020 and 2019.
Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 31, 2020. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring, and accounting for income taxes.
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

	Three Months Ended July 31, 2020			Three Months Ended July 31, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Total	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)			(in millions)
Region
Americas	$321	$44	$365	$375	$68	$443
Europe	94	65	159	120	62	182
Asia Pacific	345	142	487	297	165	462
Total net revenue	$760	$251	$1,011	$792	$295	$1,087

End Market
Aerospace, Defense & Government	$202	$—	$202	$243	$—	$243
Commercial Communications	558	—	558	549	—	549
Electronic Industrial	—	251	251	—	295	295
Total net revenue	$760	$251	$1,011	$792	$295	$1,087

Timing of Revenue Recognition
Revenue recognized at a point in time	$624	$216	$840	$687	$269	$956
Revenue recognized over time	136	35	171	105	26	131
Total net revenue	$760	$251	$1,011	$792	$295	$1,087

	Nine Months Ended July 31, 2020			Nine Months Ended July 31, 2019
	Communications Solutions Group	Electronic Industrial Solutions Group	Total	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)			(in millions)
Region
Americas	$993	$149	$1,142	$1,080	$191	$1,271
Europe	301	190	491	344	196	540
Asia Pacific	937	431	1,368	908	464	1,372
Total net revenue	$2,231	$770	$3,001	$2,332	$851	$3,183

End Market
Aerospace, Defense & Government	$632	$—	$632	$712	$—	$712
Commercial Communications	1,599	—	1,599	1,620	—	1,620
Electronic Industrial	—	770	770	—	851	851
Total net revenue	$2,231	$770	$3,001	$2,332	$851	$3,183

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,832	$666	$2,498	$2,026	$778	$2,804
Revenue recognized over time	399	104	503	306	73	379
Total net revenue	$2,231	$770	$3,001	$2,332	$851	$3,183

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets - Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $56 million and $34 million at July 31, 2020 and October 31, 2019, respectively, and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
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
The following table provides a roll-forward of our capitalized contract costs, current and non-current:

	Nine Months Ended
	July 31, 2020	July 31, 2019
	(in millions)
Beginning balance	$28	$—
Costs capitalized on November 1, 2018 due to ASC 606 adoption	—	29
Costs capitalized during the period	49	47
Costs amortized during the period	(50)	(50)
Ending balance	$27	$26

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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Nine Months Ended
July 31, 2020
(in millions)
Balance at October 31	$510
Deferral of revenue billed in current period, net of recognition	322
Deferred revenue arising out of acquisitions	10
Revenue recognized that was deferred as of the beginning of the period	(287)
Foreign currency translation impact	4
Balance at July 31	$559

Of the $287 million of revenue recognized in the nine months ended July 31, 2020 that was deferred as of the beginning of the period, approximately $64 million was recognized in the three months ended July 31, 2020.
Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $332 million as of July 31,

2020, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of July 31, 2020, we expect to recognize 14% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 44% during 2021, and 42% thereafter.
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Cost of products and services	$4	$2	$13	$11
Research and development	4	4	15	13
Selling, general and administrative	11	10	45	42
Total share-based compensation expense	$19	$16	$73	$66

At both July 31, 2020 and 2019, there was no share-based compensation capitalized within inventory.
The total shareholder return (TSR) based performance awards are valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The valuation is done once every year in the first quarter at the time of annual grants.
The estimated fair value of restricted stock awards and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period. We did not grant option awards in the three and nine months ended July 31, 2020 and 2019.
5.    INCOME TAXES
The company’s effective tax rate was 4.7 percent and 17.2 percent for the three and nine months ended July 31, 2020, respectively. The income tax expense was $9 million and $85 million for the three and nine months ended July 31, 2020, respectively. The income tax expense for the three and nine months ended July 31, 2020 included a net discrete benefit of $10 million and $5 million, respectively.
The company’s effective tax rate was 20.1 percent and 16.9 percent for the three and nine months ended July 31, 2019, respectively. The income tax expense was $40 million and $86 million for the three and nine months ended July 31, 2019, respectively. The income tax expense for the three and nine months ended July 31, 2019 included a net discrete benefit of $3 million and $32 million, respectively. The net discrete benefit for the nine months ended July 31, 2019 primarily related to a change in tax reserves resulting from a change in judgment.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The impact of the tax incentives decreased the income tax provision by $29 million and $32 million for the nine months ended July 31, 2020 and 2019, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.15 and $0.17 for the nine months ended July 31, 2020 and 2019, respectively. The majority of our tax incentives are due for renewal between 2024 and 2025. With regard to the incentive in Malaysia, a formal application must be filed during fiscal year 2020 to renew the tax incentive through 2025. Keysight intends to file the application timely and does not anticipate any impediments to the renewal process.
The open tax years for the IRS and most states as of July 31, 2020 are from November 1, 2015 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2014 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

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
In response to the COVID-19 outbreak, various jurisdictions in which the company operates have enacted emergency economic stimulus packages that contain certain income tax provisions. This includes the U.S. federal government enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. Although the company continues to evaluate the impact of such legislation, we have not identified any material impacts on the income tax provision. The company will continue to monitor the impact of these stimulus packages as new clarifying guidance is issued or as additional legislation is enacted.
6.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Numerator:
Net income	$176	$159	$410	$426
Denominator:
Basic weighted-average shares	187	188	187	188
Potential common shares— stock options and other employee stock plans	3	3	3	3
Diluted weighted-average shares	190	191	190	191

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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For both the three and nine months ended July 31, 2020 and 2019, we excluded zero options from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. The number of shares excluded was not material for the three and nine months ended July 31, 2020. For the three and nine months ended July 31, 2019, we excluded approximately 336,000 shares and 253,000 shares, respectively.

7.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $66 million and $78 million for the nine months ended July 31, 2020 and 2019, respectively. Cash paid for interest was $38 million for both the nine months ended July 31, 2020 and 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	July 31, 2020	October 31, 2019
	(in millions)
Cash and cash equivalents	$1,697	$1,598
Restricted cash included in other current assets	4	—
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,703	$1,600
Restricted cash included in other current assets primarily relates to short-term deficit reduction contribution to an escrow account for one of our non-U.S. defined benefit pension plans, and restricted cash included in other assets is primarily deposits held as collateral against bank guarantees.
8.    INVENTORY

	July 31, 2020	October 31, 2019
	(in millions)
Finished goods	$351	$317
Purchased parts and fabricated assemblies	427	388
Total inventory	$778	$705

Inventory-related excess and obsolescence charges recorded in total cost of products were $21 million and $20 million for the nine months ended July 31, 2020 and 2019, respectively. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of July 31, 2020 and October 31, 2019 and the activity for the nine months ended July 31, 2020 for each of our reportable operating segments were as follows. Prior period amounts have been reclassified to conform to our organizational change as described in Note 17, "Segment Information."

	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)
Balance as of October 31, 2019:
Goodwill	$1,651	$267	$1,918
Accumulated impairment losses	(709)	—	(709)
Goodwill as reported	942	267	1,209
Goodwill arising from acquisitions	8	280	288
Foreign currency translation impact	6	7	13
Balance as of July 31, 2020	$956	$554	$1,510

Components of goodwill as of July 31, 2020:
Goodwill	$1,665	$554	$2,219
Accumulated impairment losses	(709)	—	(709)
Goodwill as reported	$956	$554	$1,510
During the third quarter of fiscal 2020, we acquired Eggplant Topco Limited ("Eggplant") for $319 million, net of $11 million cash acquired, and recognized additions to goodwill and other intangible assets of $280 million and $88 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. The identified intangible assets primarily consist of developed technology of $38 million and customer relationships of $46 million with estimated useful lives of 3 years and 6 years, respectively. Eggplant is a software test automation platform provider that uses artificial intelligence and analytics to automate test creation and test execution.
Goodwill was assessed for impairment upon the completion of the organizational change in the first quarter of fiscal 2020, and it was determined that it was more-likely-than-not that the fair value of the reporting unit was greater than its carrying value. We evaluated the impact of the deterioration in overall global economic conditions as a result of the COVID-19 pandemic, including the change in our market capitalization and changes in forecasts for each reporting unit, and we determined that no triggering events had occurred as of July 31, 2020.
Other intangible assets as of July 31, 2020 and October 31, 2019 consisted of the following:

	Other Intangible Assets as of July 31, 2020			Other Intangible Assets as of October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$916	$705	$211	$876	$578	$298
Backlog	17	13	4	13	13	—
Trademark/Tradename	34	24	10	34	21	13
Customer relationships	363	171	192	316	139	177
Non-compete agreements	1	1	—	1	1	—
Total amortizable intangible assets	1,331	914	417	1,240	752	488
In-Process R&D	2	—	2	2	—	2
Total	$1,333	$914	$419	$1,242	$752	$490
During the nine months ended July 31, 2020, there was $3 million foreign exchange translation impact to other intangible assets. Amortization of other intangible assets was $54 million and $162 million for the three and nine months ended July 31, 2020, respectively. Amortization of other intangible assets was $53 million and $155 million for the three and nine months ended July 31, 2019, respectively.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2020 (remainder)	$58
2021	166
2022	88
2023	65
2024	26
Thereafter	$14

10.	FAIR VALUE MEASUREMENTS
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2020 and October 31, 2019 were as follows:

	Fair Value Measurements at
	July 31, 2020					October 31, 2019
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,054	$1,054	$—	$—	$—	$932	$932	$—	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—	—	2	—	2	—	—
Long-term
Equity investments	52	52	—	—	—	37	37	—	—	—
Equity investments - other	9	—	—	—	9	9	—	—	—	9
Total assets measured at fair value	$1,122	$1,106	$7	$—	$9	$980	$969	$2	$—	$9
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	17	—	17	—	—	14	—	14	—	—
Derivative instruments (interest rate swaps)	7	—	7	—	—	—	—	—	—	—
Total liabilities measured at fair value	$33	$—	$33	$—	$—	$20	$—	$20	$—	$—

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Net realized gains on investments sold	$—	$—	$—	$1
Net unrealized gains (losses) in investments still held	3	4	13	7
Total	$3	$4	$13	$8

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
During the second quarter of 2020, we entered into forward starting interest rate swaps with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. The contract term allows us to lock-in a treasury rate on anticipated debt issuances. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments have been recognized in accumulated other comprehensive income (loss). For the three and nine months ended July 31, 2020, a loss of $3 million and $7 million, respectively, was recognized in accumulated other comprehensive income (loss). Amounts associated with these cash flow hedges will be reclassified to interest expense in the condensed consolidated statement of operations when future interest payments on the anticipated debt occur.
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
The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 193 and 62, respectively, as of July 31, 2020. The aggregated notional amounts by currency and designation as of July 31, 2020 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$17	$59
British Pound	—	(75)
Singapore Dollar	18	11
Malaysian Ringgit	82	9
Japanese Yen	(78)	(68)
Other currencies	(17)	9
Total	$22	$(55)

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
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Loss recognized in accumulated other comprehensive income (loss)	$(3)	$—	$(7)	$—
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$3	$(1)	$(2)	$(3)
Loss reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$(1)	$—	$(2)	$—
Selling, general and administrative	$—	$—	$(1)	$(1)
Gain excluded from effectiveness testing recognized in earnings based on changes in fair value:		—
Cost of products	$—	$1	$2	$2
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$1	$4	$4	$(1)
The estimated amount at July 31, 2020 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of $1 million.

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2020 and 2019, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended July 31,
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$5	$5	$4	$3	$1	$1
Interest cost on benefit obligation	6	7	4	6	1	2
Expected return on plan assets	(11)	(10)	(20)	(19)	(3)	(3)
Amortization:
Net actuarial loss	5	3	8	6	3	3
Prior service credit	—	(1)	—	—	(3)	(4)
Net periodic benefit cost (benefit)	$5	$4	$(4)	$(4)	$(1)	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended July 31,
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$17	$15	$11	$10	$1	$1
Interest cost on benefit obligation	18	21	12	17	4	6
Expected return on plan assets	(33)	(31)	(62)	(58)	(9)	(9)
Amortization:
Net actuarial loss	14	8	25	20	8	7
Prior service credit	—	(3)	—	—	(9)	(11)
Settlement loss	—	—	—	2	—	—
Net periodic benefit cost (benefit)	$16	$10	$(14)	$(9)	$(5)	$(6)

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
We did not contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan during the three and nine months ended July 31, 2020 and 2019. We contributed $2 million and $6 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2020, respectively, and we contributed $6 million and $21 million to our Non-U.S. Defined Benefit Plans during the three and nine months ended July 31, 2019, respectively.
For the remainder of 2020, we are evaluating potential contributions to our U.S. Defined Benefit Plans, although a contribution is not required, and we expect to contribute $2 million to our Non-U.S. Defined Benefit Plans.
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

ROU assets and lease obligations are recognized based on their present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and economic environment to discount lease obligations. ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. We initially measure payments based on an index by using the applicable rate at lease commencement. Variable payments that do not depend on an index are not included in the lease liability and are recognized as they are incurred.
We have operating leases for items including office space, order fulfillment, sales and service centers, R&D and certain equipment, primarily automobiles. Our leases have remaining terms of up to 14 years, some of which may include options to extend the leases for 3 to 6 years. We consider options to renew in our lease terms and measurement of ROU assets and lease liabilities if we determine they are reasonably certain to be exercised.
As of July 31, 2020, the weighted average lease term of our operating leases was 7.4 years and the weighted average discount rate of our operating leases was 3%.
Operating lease cost for the three and nine months ended July 31, 2020 was $13 million and $36 million, respectively, and variable lease cost was $4 million and $12 million, respectively. Short-term lease and finance lease costs were immaterial for both the three and nine months ended July 31, 2020.
Supplemental cash flow information related to leases was as follows:

Nine Months Ended
July 31, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$35
ROU assets obtained in exchange for operating lease obligations	$62

Amounts related to finance lease activities for the nine months ended July 31, 2020 were not material.
Maturity Analysis of Liabilities
Future minimum rents payable as of July 31, 2020 under non-cancellable leases with initial terms exceeding one year reconcile to lease liabilities included in the condensed consolidated balance sheet as follows:

Operating Leases
(in millions)
2020 (remainder)	$13
2021	47
2022	38
2023	26
2024	17
Thereafter	82
Total undiscounted lease liability	223
Imputed interest	25
Total discounted lease liability	$198

Prior to the adoption of the new lease accounting standard, future minimum lease payments as of October 31, 2019 as reported in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 under non-cancellable leases with initial terms exceeding twelve months were as follows:

Operating Leases
(in millions)
2020	$48
2021	40
2022	31
2023	19
2024	12
Thereafter	46
Total future minimum lease payments	$196

As of July 31, 2020, we did not have material leases that had not yet commenced.

Lessor Disclosure
Rental income from leasing out excess facilities was $2 million and $8 million for the three and nine months ended July 31, 2020, respectively, and is included in other operating expense (income), net. Other lessor arrangements were immaterial.

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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2020	2019
	(in millions)
Beginning balance	$38	$46
Accruals for warranties including change in estimate	17	21
Settlements made during the period	(22)	(26)
Ending balance	$33	$41

Accruals for warranties due within one year	$19	$24
Accruals for warranties due after one year	14	17
Ending balance	$33	$41
Commitments
During the nine months ended July 31, 2020, there were no material changes to our contractual commitments reported in the company’s 2019 Annual Report on Form 10-K.
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
15.    DEBT
The following table summarizes the components of our long-term debt:

	July 31, 2020	October 31, 2019
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $2 and $3)	$598	$597
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $5 and $5)	695	695
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,789	$1,788

Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2020 and October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2020.
Other
During the three and nine months ended July 31, 2020, we repaid $7 million of debt assumed with the acquisition of Eggplant.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
As of July 31, 2020 and October 31, 2019, we had $36 million and $37 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value by approximately $270 million and $139 million as of July 31, 2020 and October 31, 2019, respectively. The increase in fair value is due to low U.S. Treasury yields combined with declining corporate credit spreads.
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
For the nine months ended July 31, 2020, we repurchased 2,047,166 shares of common stock for $195 million. For the nine months ended July 31, 2019, we repurchased 1,790,420 shares of common stock for $130 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2020 and 2019 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial loss	Prior service credit
	(in millions)
As of April 30, 2020	$(50)	$(508)	$(1)	$(8)	$(567)
Other comprehensive income (loss) before reclassifications	37	—	—	—	37
Amounts reclassified out of accumulated other comprehensive loss	—	15	(3)	1	13
Tax (expense) benefit	—	(4)	1	—	(3)
Other comprehensive income (loss)	37	11	(2)	1	47
As of July 31, 2020	$(13)	$(497)	$(3)	$(7)	$(520)

As of October 31, 2019	$(43)	$(536)	$4	$(3)	$(578)
Other comprehensive income (loss) before reclassifications	30	—	—	(9)	21
Amounts reclassified out of accumulated other comprehensive loss	—	47	(9)	3	41
Tax (expense) benefit	—	(8)	2	2	(4)
Other comprehensive income (loss)	30	39	(7)	(4)	58
As of July 31, 2020	$(13)	$(497)	$(3)	$(7)	$(520)

As of April 30, 2019	$(46)	$(424)	$12	$(3)	$(461)
Other comprehensive income (loss) before reclassifications	(4)	—	—	(1)	(5)
Amounts reclassified out of accumulated other comprehensive loss	—	12	(5)	—	7
Tax (expense) benefit	—	(3)	2	—	(1)
Other comprehensive income (loss)	(4)	9	(3)	(1)	1
As of July 31, 2019	$(50)	$(415)	$9	$(4)	$(460)

As of October 31, 2018	$(60)	$(445)	$19	$(2)	$(488)
Other comprehensive income (loss) before reclassifications	10	2	—	(3)	9
Amounts reclassified out of accumulated other comprehensive loss	—	38	(14)	1	25
Tax (expense) benefit	—	(10)	4	—	(6)
Other comprehensive income (loss)	10	30	(10)	(2)	28
As of July 31, 2019	$(50)	$(415)	$9	$(4)	$(460)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2020 and 2019 were as follows:

Details about Accumulated Other Comprehensive Loss Components					Affected Line Item in Statement of Operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)		(in millions)
Unrealized gain (loss) on derivatives	$(1)	$—	$(2)	$—	Cost of products
	—	—	(1)	(1)	Selling, general and administrative
	—	—	—	—	Provision for income taxes
	(1)	—	(3)	(1)	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(15)	(12)	(47)	(38)
Prior service credit	3	5	9	14
	(12)	(7)	(38)	(24)	Total before income tax
	3	1	6	5	Provision (benefit) for income taxes
	(9)	(6)	(32)	(19)	Net of income tax

Total reclassifications for the period	$(10)	$(6)	$(35)	$(20)
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

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Three months ended July 31, 2020:
Total net and segment revenue	$760	$251	$1,011
Segment income from operations	$197	$67	$264

Three months ended July 31, 2019:
Total net revenue	$792	$295	$1,087
Amortization of acquisition-related balances	1	—	1
Total segment revenue	$793	$295	$1,088
Segment income from operations	$192	$83	$275

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Nine months ended July 31, 2020:
Total net and segment revenue	$2,231	$770	$3,001
Segment income from operations	$512	$199	$711

Nine months ended July 31, 2019:
Total net revenue	$2,332	$851	$3,183
Amortization of acquisition-related balances	7	—	7
Total segment revenue	$2,339	$851	$3,190
Segment income from operations	$532	$215	$747

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Total reportable operating segments' income from operations	$264	$275	$711	$747
Share-based compensation expense	(19)	(16)	(73)	(66)
Amortization of acquisition-related balances	(54)	(56)	(167)	(164)
Acquisition and integration costs	(8)	(3)	(12)	(5)
Northern California wildfire-related impacts	—	—	32	—
Restructuring and other	(1)	(3)	(4)	(9)
Income from operations, as reported	182	197	487	503
Interest income	1	7	11	17
Interest expense	(20)	(20)	(59)	(60)
Other income (expense), net	22	15	56	52
Income before taxes, as reported	$185	$199	$495	$512

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, investments and other assets.

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Assets:
As of July 31, 2020	$3,873	$1,353	$5,226
As of October 31, 2019	$3,671	$928	$4,599
The increase in segment assets as of July 31, 2020 as compared to October 31, 2019 is primarily due to the acquisition of Eggplant and the addition of operating lease right-of-use assets as a result of adoption of ASU 2016-02, Leases, on November 1, 2019.

18.	IMPACT OF THE 2017 NORTHERN CALIFORNIA WILDFIRES
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
Working with local governments and health officials to implement health and safety measures at all of our locations, we have re-opened many sites worldwide and significantly ramped our production and services operations, despite the ongoing broader industry supply chain challenges. We have restarted on-site operations using only employees who are not able to work effectively from home and where doing so is in compliance with local regulations and our COVID-19 safety procedures. We continue to make significant investment in R&D and have taken necessary steps to sustain employee productivity and deliver on our customer commitments, particularly those who provide essential services, and support the communities in which we operate around the world. Also, given the uncertainty of the duration or severity of the pandemic, we have taken proactive measures to reduce costs and preserve liquidity, while supporting our customers and advancing key projects. These measures include a temporary hiring freeze and a reduction in other discretionary spending, along with lower variable compensation and a reduction in outsourced manufacturing costs enabled by our flexible cost structure.
Our revenue for three and nine months ended July 31, 2020 was lower when compared to the same periods last year due to the site closures and supply chain disruptions resulting from the shutdown of our production facilities in the last half of the second quarter continuing into the third quarter. The impact of lower revenue on gross margin and operating margin was offset by favorable mix and lower discretionary spending as a result of our mitigating measures. We continue to see steady demand across several end markets, with on-going investment in next-generation technologies, such as 5G, 400G, and advanced semiconductor node processes, while demand decreased in other markets, such as automotive and general electronics, including education.

Our strategy of bringing first-to-market solutions that help customers develop new technologies and accelerate innovation provides a platform for long-term growth. We expect our customers to continue to make R&D investments in certain next-generation technologies. We are still in the early market stages for emerging technologies, such as 5G, next-generation automotive, internet of things ("IoT") and defense modernization and expect technology investments to continue. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, as well as pandemics or epidemics, such as the recent coronavirus outbreak. We have complied and will continue to comply with recent U.S. Department of Commerce export control regulations. While we expect ongoing COVID-19 demand and supply chain headwinds over the next few quarters, we remain confident in our long-term secular market growth trends and the strength of our operating model.
For discussion of risks related to COVID-19 on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and nine months ended July 31, 2020 and 2019
Total orders for the three and nine months ended July 31, 2020 were $1,067 million and $3,297 million, respectively, a decrease of 4 percent and an increase of 2 percent, respectively, when compared to the same periods last year and a decrease of 4 percent and an increase of 1 percent, respectively, excluding the impact of acquisitions. Foreign currency movements had an immaterial impact on the order growth for both the three and nine months ended July 31, 2020. For the three months ended July 31, 2020, orders declined across all regions, most significantly in Europe. For the nine months ended July 31, 2020, order growth in Asia and the Americas was partially offset by a decline in Europe.
Net revenue for the three and nine months ended July 31, 2020 was $1,011 million and $3,001 million, respectively, a decrease of 7 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements and acquisitions had an immaterial impact on revenue growth for the three and nine months ended July 31, 2020. For the three and nine months ended July 31, 2020, revenue for both the Communications Solutions Group and Electronic Industrial Solutions Group declined year over year due to the impact of site closures and supply chain disruptions related to the COVID-19 pandemic impacting the last half of the second quarter and continuing into the third quarter. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented 75 percent and 25 percent, respectively, of total revenue for the three months ended July 31, 2020. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented 74 percent and 26 percent, respectively, of total revenue for the nine months ended July 31, 2020.
Net income for the three and nine months ended July 31, 2020 was $176 million and $410 million, respectively, compared to $159 million and $426 million, respectively, for the same periods last year. The increase in net income for the three months ended July 31, 2020 was primarily driven by lower income tax provision, favorable mix, a decline in variable people-related costs and a reduction in discretionary spending, partially offset by lower revenue volume due to the impact of site closures and supply chain disruptions. The decrease in net income for the nine months ended July 31, 2020 was primarily driven by lower revenue volume due to the impact of site closures and supply chain disruptions in the last half of the second quarter and continuing into the third quarter, partially offset by favorable mix and an operating gain due to insurance proceeds received for property, plant and equipment damaged in the 2017 northern California wildfires and lower variable people-related costs.
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
Critical Accounting Policies and Estimates
There were no material changes during the three and nine months ended July 31, 2020 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Changes to our accounting policy for leases as a result of adopting Accounting Standard Update 2016-02, Leases, are discussed in Note 2, "New Accounting Pronouncements," and Note 13, "Leases," to the condensed consolidated financial statements.
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

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
			(in millions)
Net revenue:
Products	$813	$904	$2,423	$2,652	(10)%	(9)%
Services and other	198	183	578	531	8%	9%
Total net revenue	$1,011	$1,087	$3,001	$3,183	(7)%	(6)%
The following table provides the percent change in net revenue for the three and nine months ended July 31, 2020 by geographic region including and excluding the impact of foreign currency movements as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2020		July 31, 2020
Geographic Region	Actual	Currency Adjusted	Actual	Currency Adjusted
Americas	(17)%	(17)%	(10)%	(10)%
Europe	(13)%	(12)%	(9)%	(9)%
Asia Pacific	6%	6%	—	—
Total net revenue	(7)%	(7)%	(6)%	(6)%
For the three months ended July 31, 2020, revenue declined in the Americas and Europe, partially offset by growth in Asia Pacific, due to the impact of site closures and supply chain disruptions related to the COVID-19 pandemic. For the nine months ended July 31, 2020, revenue declined in the Americas and Europe, while Asia Pacific remained flat, due to the impact of site closures and supply chain disruptions related to the COVID-19 pandemic in the last half of the second quarter and continuing into the third quarter. Foreign currency movements had an immaterial impact on the revenue decline for the three and nine months ended July 31, 2020. Currency had an unfavorable impact of 1 percentage point on revenue in Europe for the three months ended July 31, 2020.

Costs and Expenses

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
Total gross margin	59.9%	59.1%	59.2%	58.7%	1 ppt	1 ppt
Operating margin	18.0%	18.2%	16.2%	15.8%	—	—

in millions
Research and development	$169	$168	$522	$512	1%	2%
Selling, general and administrative	$259	$281	$810	$869	(8)%	(7)%
Other operating expense (income), net	$(4)	$(3)	$(42)	$(15)	29%	169%
Gross margin increased 1 percentage point each for the three and nine months ended July 31, 2020 compared to the same period last year, driven by favorable mix and lower variable people-related costs, partially offset by lower revenue volume due to the impact of site closures and supply chain disruptions.
Research and development expense increased 1 percent and 2 percent for the three and nine months ended July 31, 2020, respectively, compared to the same periods last year, driven by greater investment in key growth opportunities in our end markets, leading-edge technologies and incremental costs of an acquired business, partially offset by declines in variable people-related costs and a reduction in discretionary spending due to COVID-19 related restrictions. As a percentage of revenue, research and development expense was 17 percent each for the three and nine months ended July 31, 2020, respectively, as compared to 15 percent and 16 percent for the three and nine months ended July 31, 2019, respectively.
Selling, general and administrative expense decreased 8 percent and 7 percent for the three and nine months ended July 31, 2020, respectively, when compared to the same periods last year, primarily driven by declines in variable and other people-related costs, travel and marketing-related costs due to COVID-19 related restrictions, partially offset by an increase in acquisition- and integration-related costs.
Other operating expense (income), net was income of $4 million and $42 million for the three and nine months ended July 31, 2020, respectively, compared to income of $3 million and $15 million for the three and nine months ended July 31, 2019, respectively. Other operating expense (income), net for the nine months ended July 31, 2020 includes a gain of $32 million due to insurance proceeds received for property, plant and equipment damaged in the 2017 northern California wildfires.
Operating margin for the three months ended July 31, 2020 was flat when compared to the same period last year, as impact from lower revenue volume was offset by favorable revenue mix, declines in variable people-related costs, travel costs and marketing-related costs due to COVID-19 related restrictions. Operating margin for the nine months ended July 31, 2020 was flat when compared to the same period last year, primarily due to a gain from insurance proceeds related to the 2017 northern California wildfires and declines in variable people-related costs and travel costs and marketing-related costs, offset by lower revenue volume.
As of July 31, 2020, our headcount was approximately 13,800 compared to approximately 13,300 at July 31, 2019. The increase in headcount was primarily driven by investments in our sales force, acquisitions and services.
Interest Income and Expense
Interest income for the three and nine months ended July 31, 2020 was $1 million and $11 million, respectively, as compared to $7 million and $17 million, respectively, for the comparable periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and nine months ended July 31, 2020 was $20 million and $59 million, respectively, as compared to $20 million and $60 million, respectively, for the comparable periods last year and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three and nine months ended July 31, 2020 was income of $22 million and $56 million, respectively, compared to income of $15 million and $52 million, respectively, for the same periods last year and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits), the change in fair value of our equity investments and a gain from insurance proceeds.
Income Taxes
The company’s effective tax rate was 4.7 percent and 17.2 percent for the three and nine months ended July 31, 2020 respectively. The income tax expense was $9 million and $85 million for the three and nine months ended July 31, 2020 respectively.

The income tax expense for the three and nine months ended July 31, 2020 included a net discrete benefit of $10 million and $5 million, respectively.
The company’s effective tax rate was 20.1 percent and 16.9 percent for the three and nine months ended July 31, 2019, respectively. The income tax expense was $40 million and $86 million for the three and nine months ended July 31, 2019, respectively. The income tax expense for the three and nine months ended July 31, 2019 included a net discrete benefit of $3 million and $32 million, respectively. The net discrete benefit for the nine months ended July 31, 2019 primarily related to a change in tax reserves resulting from a change in judgment.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions.  The impact of the tax incentives decreased the income tax provision by $29 million and $32 million for the nine months ended July 31, 2020 and 2019, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.15 and $0.17 for the nine months ended July 31, 2020 and 2019, respectively. The majority of our tax incentives are due for renewal between 2024 and 2025. With regard to the incentive in Malaysia, a formal application must be filed during fiscal year 2020 to renew the tax incentive through 2025. Keysight intends to file the application timely and does not anticipate any impediments to the renewal process.
The open tax years for the IRS and most states as of July 31, 2020 are from November 1, 2015 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2014 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
In response to the COVID-19 outbreak, various jurisdictions in which the company operates have enacted emergency economic stimulus packages that contain certain income tax provisions. This includes the U.S. federal government enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. Although the company continues to evaluate the impact of such legislation, we have not identified any material impacts on the income tax provision. The company will continue to monitor the impact of these stimulus packages as new clarifying guidance is issued or as additional legislation is enacted.
At July 31, 2020, our estimated annual effective tax rate for fiscal 2020 is an expense of 18.1 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate was lower than the U.S. statutory rate primarily due to the beneficial impact of the mix of earnings in non-U.S. jurisdictions taxed at lower rates and the U.S. federal research and development tax credit, offset by the expense impact of the U.S. GILTI tax on earnings in non-U.S. jurisdictions net of U.S. foreign tax credits and other U.S. tax reform deductions and reserves for uncertain tax positions.
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
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
	(in millions)		(in millions)
Net revenue	$760	$793	$2,231	$2,339	(4)%	(5)%
The Communications Solutions Group revenue for the three and nine months ended July 31, 2020 decreased 4 percent and 5 percent, respectively, when compared to the same periods last year and declined 5 percent for each comparable period excluding the impact of acquisitions. For the three and nine months ended July 31, 2020, foreign currency movements had an immaterial impact on revenue. For the three months ended July 31, 2020, revenue declined in aerospace, defense and government, partially offset by growth in commercial communications end markets, primarily driven by site closures and supply chain disruptions due to the impact of the COVID-19 pandemic. For the nine months ended July 31, 2020, revenue declined in both aerospace, defense and government and commercial communications end markets primarily driven by site closures and supply chain disruptions. Revenue declined in the Americas and Europe, partially offset by growth in Asia Pacific for both the three and nine months ended July 31, 2020.
Revenue from the commercial communications market represented 74 percent and 72 percent, respectively, of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2020, and increased 2 percent and decreased 2 percent year-over-year, respectively. For the three months ended July 31, 2020, revenue growth in Asia Pacific was partially offset by decline in the Americas and Europe. For the nine months ended July 31, 2020, revenue decline in the Americas and Europe was offset by growth in Asia Pacific. We continue to see investments in 5G, fueled by the ongoing redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data centers and the cloud.
Revenue from the aerospace, defense and government market represented 26 percent and 28 percent, respectively, of the total Communications Solutions Group revenue for the three and nine months ended July 31, 2020, and decreased 17 percent and 11 percent year-over-year, respectively. For the three and nine months ended July 31, 2020, revenue declined across all regions. The demand in the United States was impacted by the supply chain disruptions and also by lower investment in Europe and, to a lesser extent, in Asia. We continue to see strength for our electromagnetic spectrum threat simulation platform, as well as solutions for radar, space, satellite, and 5G.
Gross Margin and Operating Margin
The following table provides the Communications Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2020 versus the three and nine months ended July 31, 2019.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
Total gross margin	65.2%	64.1%	64.8%	63.9%	1 ppt	1 ppt
Operating margin	25.9%	24.1%	23.0%	22.7%	2 ppts	—

in millions
Research and development	$126	$125	$388	$378	—	2%
Selling, general and administrative	$176	$195	$554	$591	(9)%	(6)%
Other operating expense (income), net	$(3)	$(2)	$(8)	$(7)	24%	13%
Income from operations	$197	$192	$512	$532	3%	(4)%

Gross margin for the three months ended July 31, 2020 increased 1 percentage point when compared to the same period last year, driven by favorable revenue mix and highly differentiated solutions, partially offset by lower revenue volume due to site closures and supply chain disruptions. Gross margin for the nine months ended July 31, 2020 increased 1 percentage point when compared to the same period last year, driven by favorable revenue mix and lower warranty costs, partially offset by lower revenue volume due to site closures and supply chain disruptions.
Research and development expense for the three months ended July 31, 2020 was flat when compared to the same period last year, driven by reduction in discretionary spending due to COVID-19 related restrictions and lower variable people-related costs, partially offset by incremental costs of an acquired business. Research and development expense for the nine months ended July 31, 2020 increased 2 percent when compared to the same period last year, driven by greater investment in key growth opportunities in our end markets and leading-edge technologies and incremental costs of an acquired business, partially offset by lower variable people-related costs.
Selling, general and administrative expense for the three and nine months ended July 31, 2020 decreased 9 percent and 6 percent, respectively, when compared to the same periods last year, driven by lower variable people-related costs, infrastructure-related costs, decline in travel costs due to COVID-19 related restrictions and lower discretionary expenses.
Other operating expense (income), net was income of $3 million and $8 million, respectively, for the three and nine months ended July 31, 2020, compared to income of $2 million and $7 million, respectively, for the same periods last year.
Income from Operations
Income from operations for the three and nine months ended July 31, 2020 increased $5 million, and decreased $20 million, respectively, on a corresponding revenue decrease of $33 million and $108 million, respectively, for the same periods last year.
Operating margin increased 2 percentage points for the three months ended July 31, 2020, compared to the same period last year, driven by gross margin related gains complemented by lower operating expenses due to COVID-19 related restrictions. Operating margin was flat for the nine months ended July 31, 2020 compared to the same period last year as gross margin related gains were offset by higher operating expenses as a percent of revenue.
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
Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
	(in millions)		(in millions)
Net revenue	$251	$295	$770	$851	(15)%	(9)%
The Electronic Industrial Solutions Group revenue for the three and nine months ended July 31, 2020 decreased 15 percent and 9 percent, respectively, when compared to the same periods last year and declined 16 percent and 10 percent, respectively, excluding the impact of acquisitions. For the three and nine months ended July 31, 2020, foreign currency movements had an immaterial impact on revenue. The revenue decline was primarily driven by site closures and supply chain disruptions due to the impact of the COVID-19 pandemic in the last half of the second quarter and continuing into the third quarter. Declines in general electronics measurement and automotive and energy were partially offset by growth in semiconductor measurement solutions, driven by continued investments in next-generation technologies. Revenue declined across all regions for the three and nine months ended July 31, 2020 compared to the same periods last year with exception of Europe, which grew for the three months ended July 31, 2020.

Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2020 versus the three and nine months ended July 31, 2019.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
Total gross margin	62.4%	61.5%	61.8%	60.7%	1 ppt	1 ppt
Operating margin	26.5%	28.1%	25.8%	25.2%	(2) ppts	1 ppt

in millions
Research and development	$40	$39	$120	$120	2%	(1)%
Selling, general and administrative	$51	$61	$161	$184	(15)%	(12)%
Other operating expense (income), net	$(1)	$(1)	$(3)	$(3)	62%	35%
Income from operations	$67	$83	$199	$215	(20)%	(7)%
Gross margin increased 1 percentage point for both the three and nine months ended July 31, 2020 compared to the same periods last year, primarily driven by favorable mix, partially offset by lower revenue volume due to site closures and supply chain disruptions in the last half of the second quarter and continuing into the third quarter.
Research and development expense for the three months ended July 31, 2020 increased 2 percent compared to the same period last year, primarily driven by incremental costs of an acquired business. Research and development expense for the nine months ended July 31, 2020 decreased 1 percent compared to the same period last year, primarily driven by a reduction in discretionary spending due to COVID-19 related restrictions and lower variable people-related costs.
Selling, general and administrative expense for the three and nine months ended July 31, 2020 decreased 15 percent and 12 percent, respectively, compared to the same periods last year, primarily due to lower selling costs, marketing-related costs, infrastructure-related costs and variable people-related costs.
Other operating expense (income) for the three and nine months ended July 31, 2020 was income of $1 million and $3 million, respectively. Other operating expense (income) for the three and nine months ended July 31, 2019 was income of $1 million and $3 million, respectively.
Income from Operations
Income from operations for the three and nine months ended July 31, 2020 decreased $16 million each, respectively, on a corresponding revenue decrease of $44 million and $81 million, respectively, when compared to the same periods last year.
Operating margin for the three months ended July 31, 2020 decreased 2 percentage points when compared to the same period last year, primarily driven by lower revenue volume, partially offset by favorable mix and lower operating expenses due to COVID-19 related restrictions. Operating margin for the nine months ended July 31, 2020 increased 1 percentage point when compared to the same period last year, primarily driven by favorable mix and lower operating expenses due to COVID-19 related restrictions, partially offset by a decline in revenue volume.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our financial position as of July 31, 2020 consisted of cash, cash equivalents and restricted cash of $1,703 million as compared to $1,600 million as of October 31, 2019.
As of July 31, 2020, approximately $805 million of our cash, cash equivalents and restricted cash was held outside of the United States in our foreign subsidiaries. Our cash and cash equivalents consist mainly of short-term deposits held at major global financial institutions, investments in institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.

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
We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. Cash generated from our operations provides our primary source of cash flows. In addition, we utilized certain provisions of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted by the U.S. Government to provide additional short-term liquidity, including relief from employer payroll tax remittance, and expect to continue utilizing these benefits throughout 2020. Given the uncertain duration and severity of the COVID-19 pandemic, we could experience significant fluctuations in our future cash from operations from the ongoing impacts of the pandemic because of the adverse global macroeconomic environment and our customers ability to pay. For further discussion of risks related to the COVID-19 pandemic on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Net Cash Provided by Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding, variable pay, and other items impact reported cash flows.
Net cash provided by operating activities was $678 million for the nine months ended July 31, 2020, compared to $735 million for the same period last year.

•
Net income for the nine months ended July 31, 2020 decreased $16 million compared to the same period last year. Non-cash adjustments decreased $27 million primarily due to an adjustment for a gain of $32 million resulting from insurance proceeds received for property, plant and equipment damaged in the 2017 California wildfires, which is reflected in investing activities, a $7 million decrease in deferred tax expense and a $5 million decrease from other miscellaneous non-cash activities, partially offset by a $6 million increase in amortization expense, a $6 million increase in share-based compensation expense and a $4 million increase in depreciation expense. Additionally, for the nine months ended July 31, 2020 and 2019, we received insurance proceeds of $8 million and $15 million, respectively, associated with recovery from a 2016 Singapore warehouse fire.

•
The aggregate of accounts receivable, inventory and accounts payable used net cash of $39 million during the first nine months of fiscal 2020 compared to net cash used of $43 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.

•
The aggregate of employee compensation and benefits, income taxes payable, deferred revenue and other assets and liabilities provided net operating cash of $19 million during the first nine months of fiscal 2020 compared to net cash provided of $61 million in the comparable period last year. The decline is primarily due to lower cash inflow from deferred revenue, lower variable compensation accruals and lower insurance recoveries related to the northern California wildfires, partially offset by an increase in cash from income taxes payable as compared to the same period last year.

•
We contributed $6 million to our non-U.S. defined benefit plans during the first nine months of fiscal 2020 compared to $21 million in the same period last year. For the remainder of 2020, we expect to contribute $2 million to our non-U.S. defined benefit plans. For the nine months ended July 31, 2020, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan. For the remainder of 2020, we are evaluating potential contributions to our U.S. defined benefit plans, although a contribution is not required.

Net Cash Used in Investing Activities
Net cash used in investing activities was $379 million for the nine months ended July 31, 2020 as compared to $169 million for the same period last year. For the nine months ended July 31, 2020, we used $319 million, net of $11 million cash acquired, for the acquisition of Eggplant, a software test automation platform provider that uses artificial intelligence and analytics to automate test creation and test execution and we used $5 million for a small acquisition. For the nine months ended July 31, 2020 and 2019, investments in property, plant and equipment were $87 million and $90 million, respectively, partially offset by $32 million of insurance proceeds for property, plant and equipment damaged in the 2017 northern California wildfires. For the nine months ended July 31, 2019, we used $90 million, net of $56 million cash acquired, for the acquisition of Prisma Telecom Testing, a global provider of radio access network test solutions, partially offset by proceeds received of $7 million from the sale of a cost-method investment and $4 million from other investing activities.
We anticipate total fiscal 2020 capital spending to be approximately $115 million.
Net Cash Used in Financing Activities
For the nine months ended July 31, 2020, we used $198 million for financing activities, which included $196 million for treasury stock repurchases, $52 million for tax payments related to net share settlement of equity awards and $7 million for repayment of debt assumed with the acquisition of Eggplant, partially offset by proceeds of $57 million from issuance of common stock under employee stock plans.
On May 29, 2019, the Board of Directors approved a new stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. At July 31, 2020, the maximum approximate dollar value of shares of common stock that may yet be purchased under the program was $215 million.
For the nine months ended July 31, 2019, we used $91 million for financing activities, including $130 million for treasury stock repurchases and $26 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $65 million from issuance of common stock under employee stock plans.
Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2020 and October 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2020.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
Other
Our contractual obligations for other purchase commitments decreased to $53 million as of July 31, 2020 from $69 million as of October 31, 2019 primarily due to optimization of contracts with certain suppliers. There were no other material changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, to our contractual commitments in the first three months of 2020.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. There were no material changes during the nine months ended July 31, 2020 to this information reported in the company’s 2019 Annual Report on Form 10-K.

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
There were no other changes in our internal control over financial reporting during the third quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The uncertain duration and severity of the pandemic, as well as the possibility of additional spikes in infection rates, local outbreaks of the virus or outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures, could cause further shutdowns of our operations or those of our suppliers, customers or vendors. Any outbreaks causing renewed implementation or extension of existing government orders could also impact the availability of our employees or other workers. As more is understood about the virus and how it is spread, new health orders and safety protocols could further impact our on site operations. Adverse impact to our suppliers could adversely impact our ability to procure components and materials, causing an inability to manufacture products or solutions. Customers could reduce spending, causing reduced demand for products and solutions, delayed or canceled orders, and inability to pay for products and solutions. Lack of employee availability due to shutdowns caused by government orders, illness, or quarantine requirements could further impact our ability to manufacture, ship or deliver products and solutions to customers. Continued implementation of measures to reduce the spread of the virus may impact our ability to collaborate globally with customers, suppliers, and internal colleagues. Continued uncertainty and market volatility could result in a national or global recession, which could create additional market and global financial instability. These factors could materially and negatively impact our business results, operations, revenue, growth and overall financial condition.
Uncertainty in general economic conditions may adversely affect our operating results and financial condition.
Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty, recession, or depression may impact our business, resulting in:

•	reduced demand for our solutions, delays in the shipment of orders or increases in order cancellations;

•	increased risk of excess and obsolete inventories;

•	increased price pressure for our solutions and services; and

•	greater risk of impairment to the value, and a detriment to the liquidity, of our future investment portfolio.
In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, volatility in capital markets, decreased liquidity, uncertain or destabilizing national election results in the U.S., Europe, and Asia, and negative changes or volatility in general economic conditions in the U.S., Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers, including distributors, due to economic volatility or negative changes could result in product delays and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
Our operating results and financial condition could be harmed if the markets into which we sell our solutions decline or do not grow as anticipated.
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and negative economic environment created by the current global pandemic, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our solutions and services. The broader semiconductor market is one of the drivers for our business, and therefore, a decrease in the semiconductor market could harm our business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
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
The COVID-19 global pandemic could impact our ability to execute on these dependencies. It may be difficult to differentiate ourselves from our competitors due to limited travel and access to customers, which could make it difficult to properly assess customer needs, and interruptions in manufacturing and delivery of solutions.
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
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in the current economic climate affected by the global pandemic is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. The COVID-19 pandemic may further exacerbate these risks as suppliers are impacted by surging infection rates, possible shutdown orders or new safety restrictions. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
Because we sell our solutions worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including but not limited to:

•	negative impact of a country’s response to the global COVID-19 pandemic or an imposed reduction in economic activity and other economic and political measures taken to contain the spread of COVID-19;

•	changes in a specific country's or region's political, economic or other conditions, including but not limited to changes that favor national interests and economic volatility;

•	negative consequences from changes in tax laws;

•	difficulty in protecting intellectual property;

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in foreign currency exchange rates;

•	difficulty in staffing and managing foreign operations;

•	local competition;

•	differing labor regulations;

•	unexpected changes in regulatory requirements;

•	inadequate local infrastructure;

•	potential incidences of corruption and fraudulent business practices; and

•	volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism, and war.
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
In addition, our IT systems may be susceptible to damage, disruptions, instability, or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, implementation of new operational systems or software or upgrades to existing systems and software, catastrophes, overburdening of systems resulting from an increase of work from home employees due to COVID-19, or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
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
We and our customers are subject to various significant international, federal, state and local regulations, including, but not limited to, health and safety including regulations related to COVID-19, packaging, data privacy, product content, labor and import/export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, high financial penalties, product recalls or impositions of fines, and restrictions on our ability to carry on or expand our operations. If demand for our solutions is adversely affected or our costs increase, our business would suffer.
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
Our common stock is listed on NYSE under the ticker symbol “KEYS.” The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	investor perception of our company;

•	natural or other disasters that investors believe may affect us;

•	the impact of global pandemics, such as COVID-19;

•	overall market fluctuations;

•	results from any material litigation or government investigations;

•	changes in laws or regulations affecting our business; and

•	general economic conditions and other external factors.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2020.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2020 through May 31, 2020	—	—	—	$215,387,127
June 1, 2020 through June 30, 2020	—	—	—	$215,387,127
July 1, 2020 through July 31, 2020	—	—	—	$215,387,127
Total	—		—

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

Dated:	September 1, 2020	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 1, 2020	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)