Form 10-Q
period 2021-01-31
Keysight Technologies, Inc.
filed 2021-03-03
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at February 26, 2021 was 185,994,432.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Revenue:
Products	$970	$902
Services and other	210	193
Total revenue	1,180	1,095
Costs and expenses:
Cost of products	392	359
Cost of services and other	81	81
Total costs	473	440
Research and development	199	187
Selling, general and administrative	301	300
Other operating expense (income), net	(5)	(35)
Total costs and expenses	968	892
Income from operations	212	203
Interest income	1	6
Interest expense	(20)	(19)
Other income (expense), net	2	12
Income before taxes	195	202
Provision for income taxes	23	39
Net income	$172	$163

Net income per share:
Basic	$0.93	$0.87
Diluted	$0.92	$0.86

Weighted average shares used in computing net income per share:
Basic	186	188
Diluted	188	191

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Net income	$172	$163
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(5) and $(1)	18	1
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	—	1
Foreign currency translation, net of tax benefit (expense) of zero	31	—
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $5 and zero	14	17
Change in net prior service credit, net of tax benefit of zero and $1	—	(2)
Other comprehensive income	63	17
Total comprehensive income	$235	$180

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	January 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,887	$1,756
Accounts receivable, net	654	606
Inventory	760	757
Other current assets	265	255
Total current assets	3,566	3,374
Property, plant and equipment, net	597	595
Operating lease right-of-use assets	215	182
Goodwill	1,588	1,537
Other intangible assets, net	356	361
Long-term investments	62	61
Long-term deferred tax assets	700	740
Other assets	410	368
Total assets	$7,494	$7,218
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$228	$224
Employee compensation and benefits	253	289
Deferred revenue	456	391
Income and other taxes payable	56	64
Operating lease liabilities	42	43
Other accrued liabilities	89	70
Total current liabilities	1,124	1,081
Long-term debt	1,790	1,789
Retirement and post-retirement benefits	362	362
Long-term deferred revenue	166	175
Long-term operating lease liabilities	184	149
Other long-term liabilities	332	365
Total liabilities	3,958	3,921
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 197 million shares at January 31, 2021 and 196 million shares at October 31, 2020 issued	2	2
Treasury stock at cost; 10.9 million shares at January 31, 2021 and 10.7 million shares at October 31, 2020	(772)	(752)
Additional paid-in-capital	2,134	2,110
Retained earnings	2,708	2,536
Accumulated other comprehensive loss	(536)	(599)
Total stockholders' equity	3,536	3,297
Total liabilities and equity	$7,494	$7,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Cash flows from operating activities:
Net income	$172	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28	24
Amortization	59	56
Share-based compensation	43	39
Deferred tax expense	1	18
Excess and obsolete inventory-related charges	7	7
Gain on insurance proceeds received for damage to property, plant and equipment	—	(32)
Other non-cash expense (income), net	7	1
Changes in assets and liabilities:
Accounts receivable	(38)	(3)
Inventory	—	(36)
Accounts payable	4	(26)
Employee compensation and benefits	(54)	(63)
Deferred revenue	50	29
Income taxes payable	(1)	10
Retirement and post-retirement benefits	(1)	(3)
Other assets and liabilities	18	13
Net cash provided by operating activities	295	197

Cash flows from investing activities:
Investments in property, plant and equipment	(28)	(32)
Acquisition of businesses and intangible assets, net of cash acquired	(96)	(5)
Insurance proceeds received for damage to property, plant and equipment	—	32
Net cash used in investing activities	(124)	(5)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	28	26
Payment of taxes related to net share settlement of equity awards	(49)	(49)
Treasury stock repurchases	(20)	(76)
Payment of acquisition-related contingent consideration	(2)	—
Net cash used in financing activities	(43)	(99)

Effect of exchange rate movements	8	—

Net increase in cash, cash equivalents, and restricted cash	136	93
Cash, cash equivalents, and restricted cash at beginning of period	1,767	1,600
Cash, cash equivalents, and restricted cash at end of period	$1,903	$1,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2020	195,661	$2	$2,110	(10,732)	$(752)	$2,536	$(599)	$3,297
Net income	—	—	—	—	—	172	—	172
Other comprehensive income, net of tax	—	—	—	—	—	—	63	63
Issuance of common stock	1,193	—	28	—	—	—	—	28
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	(49)
Share-based compensation	—	—	45	—	—	—	—	45
Repurchase of common stock	—	—	—	(137)	(20)	—	—	(20)
Balance as of January 31, 2021	196,854	$2	$2,134	(10,869)	$(772)	$2,708	$(536)	$3,536

Balance as of October 31, 2019	193,769	$2	$2,013	(6,458)	$(342)	$1,909	$(578)	$3,004
Net income	—	—	—	—	—	163	—	163
Other comprehensive income, net of tax	—	—	—	—	—	—	17	17
Issuance of common stock	1,270	—	26	—	—	—	—	26
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	(49)
Share-based compensation	—	—	41	—	—	—	—	41
Repurchase of common stock	—	—	—	(732)	(75)	—	—	(75)
Balance as of January 31, 2020	195,039	$2	$2,031	(7,190)	$(417)	$2,072	$(561)	$3,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2021 and October 31, 2020, our results of operations for the three months ended January 31, 2021 and 2020 and cash flows for the three months ended January 31, 2021 and 2020.
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
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
New Accounting Pronouncements. Accounting standard updates in the first quarter of fiscal 2021 that have been issued by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not material to our condensed consolidated financial statements. Other amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

2.    REVENUE
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of revenue recognition, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our reportable segments.

	Three Months Ended
	January 31,
	2021			2020
	Communications Solutions Group	Electronic Industrial Solutions Group	Total	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)
Region
Americas	$401	$67	$468	$386	$61	$447
Europe	132	70	202	115	71	186
Asia Pacific	319	191	510	317	145	462
Total revenue	$852	$328	$1,180	$818	$277	$1,095

End Market
Aerospace, Defense & Government	$294	$—	$294	$245	$—	$245
Commercial Communications	558	—	558	573	—	573
Electronic Industrial	—	328	328	—	277	277
Total revenue	$852	$328	$1,180	$818	$277	$1,095

Timing of Revenue Recognition
Revenue recognized at a point in time	$712	$284	$996	$701	$250	$951
Revenue recognized over time	140	44	184	117	27	144
Total revenue	$852	$328	$1,180	$818	$277	$1,095
Our point-in-time revenues are generated predominantly from the sale of various types of design and test software and hardware, and per-incident repair and calibration services. Perpetual software and the portion of term software subscription revenue in this category represents revenue recognized up front upon transfer of control at the time of electronic delivery. Revenue on per-incident repair and calibration services is recognized as services are performed. Over-time revenues are generated predominantly from the repair and calibration contracts, extended warranties, technical support for hardware and software, certain software subscription and Software as a Service ("SaaS") product offerings, and professional services. Technical support for software and when-and-if available software updates and upgrades are sold either together with our software licenses and software subscriptions, including SaaS, or separately as part of our customer support programs.
Additionally, we provide custom solutions that include combinations of hardware, software, software subscriptions, installation, professional services, and other support services, and revenue may be recognized either up front on delivery or over time depending upon the terms of the contract.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on our condensed consolidated balance sheet. In addition, we defer and capitalize certain costs incurred to obtain a contract (contract costs).
Contract assets. Contract assets represent unbilled amounts from arrangements for which we have performed by transferring goods or services to the customer in advance of invoicing for such goods and services. Contract assets arise primarily from service agreements and products delivered pending a formal customer acceptance, which generally occurs within 30 days. The contract assets balance was $51 million and $61 million at January 31, 2021 and October 31, 2020, respectively, and is included in "accounts receivables, net" in our condensed consolidated balance sheet.

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
The following table provides a roll-forward of our capitalized contract costs, current and non-current:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Beginning balance	$31	$28
Costs capitalized during the period	21	16
Costs amortized during the period	(18)	(16)
Ending balance	$34	$28
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Balance at October 31	$566	$510
Deferral of revenue billed in current period, net of recognition	214	161
Deferred revenue arising out of acquisitions	2	—
Revenue recognized that was deferred as of the beginning of the period	(164)	(132)
Foreign currency translation impact	4	—
Balance at January 31	$622	$539
Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $353 million as of January 31, 2021, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of January 31, 2021, we expect to recognize 39% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 36% during 2022, and 25% thereafter.
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

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Cost of products and services	$7	$5
Research and development	9	8
Selling, general and administrative	27	26
Total share-based compensation expense	$43	$39
Share-based compensation capitalized within inventory was $2 million at both January 31, 2021 and January 31, 2020.
Performance awards based on total shareholder return ("TSR") are valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The valuation is done once every year in the first quarter at the time of annual grants. The following assumptions were used to estimate the fair value of TSR based performance awards:

	Three Months Ended
	January 31,
	2021	2020
Volatility of Keysight shares	36%	28%
Volatility of index	23%	13%
Price-wise correlation with selected peers	67%	61%
The estimated fair value of RSUs and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period. We did not grant option awards in the three months ended January 31, 2021 and 2020.
4.    INCOME TAXES
The company’s effective tax rate was 11.6 percent and 19.1 percent for the three months ended January 31, 2021 and 2020, respectively. The income tax expense was $23 million and $39 million for the three months ended January 31, 2021 and 2020, respectively. The income tax expense for the three months ended January 31, 2021 included a net discrete benefit of $11 million. The income tax expense for the three months ended January 31, 2020 included a net discrete expense of $3 million. The decrease in tax expense for the three months ended January 31, 2021 is primarily due to the increased benefit of U.S. state R&D credits and a reduction in U.S. states taxes on foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of the tax incentives decreased the income tax provision by $10 million and $15 million for the three months ended January 31, 2021 and 2020, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.05 and $0.08 for the three months ended January 31, 2021 and 2020, respectively. The Singapore tax incentive is due for renewal in 2024. The incentive in Malaysia is due for renewal in 2025.
The open tax years for the IRS and most states are from November 1, 2016 through the current tax year. Keysight’s 2018 U.S. federal income tax return is currently under examination by the IRS. This is the year in which the Tax Cuts and Jobs Act was enacted and the one-time U.S. tax on earnings not previously repatriated to the U.S., known as the Transition Tax, was reported. For the majority of our foreign entities, the open tax years are from November 1, 2015 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. At this time, management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If resolution of any tax issues addressed in our current open examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.
Keysight’s 2008 Malaysian income tax return was examined by the Malaysian Tax Authority. This tax year pre-dates our separation from Agilent. However, pursuant to the tax matters agreement between Agilent and Keysight that was finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties to the Malaysian Tax Authority of $68 million on gains related to intellectual property rights. Our appeal to the Special Commissioners of Income Tax in Malaysia was unsuccessful. An appeal has now been lodged with the High Court. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
5.    NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Numerator:
Net income	$172	$163
Denominator:
Basic weighted-average shares	186	188
Potential common shares— stock options and other employee stock plans	2	3
Diluted weighted-average shares	188	191
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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For both the three months ended January 31, 2021 and 2020, we excluded zero options from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP awards and RSUs, whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. We excluded approximately 251,000 shares for the three months ended January 31, 2021. The impact was immaterial for the three months ended January 31, 2020.
6.    SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid for income taxes was $22 million and $9 million for the three months ended January 31, 2021 and 2020, respectively. Cash paid for interest was zero for both the three months ended January 31, 2021 and 2020.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amount shown in the condensed consolidated statement of cash flows:

	January 31, 2021	October 31, 2020
	(in millions)
Cash and cash equivalents	$1,887	$1,756
Restricted cash included in other current assets	14	9
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,903	$1,767
Restricted cash included in other current assets primarily relates to short-term deficit reduction contribution to an escrow account for one of our non-U.S. defined benefit pension plans, and restricted cash included in other assets is primarily deposits held as collateral against bank guarantees.

7.    INVENTORY

	January 31, 2021	October 31, 2020
	(in millions)
Finished goods	$335	$342
Purchased parts and fabricated assemblies	425	415
Total inventory	$760	$757
Inventory-related excess and obsolescence charges recorded in total cost of products was $7 million for both the three months ended January 31, 2021 and 2020. We record excess and obsolete inventory charges for inventory at our sites as well as inventory at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.
8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of January 31, 2021 and October 31, 2020 and the activity for the three months ended January 31, 2021 for each of our reportable operating segments were as follows:

	Communications Solutions Group	Electronic Industrial Solutions Group	Total
	(in millions)
Goodwill at October 31, 2020	$984	$553	$1,537
Foreign currency translation impact	2	8	10
Goodwill arising from acquisitions	41	—	41
Goodwill at January 31, 2021	$1,027	$561	$1,588

Components of goodwill:
Goodwill	$1,693	$553	$2,246
Accumulated impairment losses	(709)	—	(709)
Goodwill at October 31, 2020	$984	$553	$1,537
Goodwill	$1,736	$561	$2,297
Accumulated impairment losses	(709)	—	(709)
Goodwill at January 31, 2021	$1,027	$561	$1,588
Other intangible assets as of January 31, 2021 and October 31, 2020 consisted of the following:

	January 31, 2021			October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$942	$793	$149	$915	$749	$166
Backlog	17	15	2	17	14	3
Trademark/Tradename	36	26	10	35	25	10
Customer relationships	380	195	185	363	183	180
Non-compete agreements	3	1	2	1	1	—
Total amortizable intangible assets	1,378	1,030	348	1,331	972	359
In-Process R&D	8	—	8	2	—	2
Total	$1,386	$1,030	$356	$1,333	$972	$361
During the three months ended January 31, 2021, we acquired Sanjole Inc. ("Sanjole") for $96 million, net of $11 million cash acquired, and recognized additions to goodwill and other intangible assets of $41 million and $51 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. All goodwill was assigned to the Communications Solutions Group. We expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes. The identified intangible assets primarily consist of developed technology of $24 million, customer relationships of $17 million and in-process R&D of $7 million. The estimated useful lives of developed technology and customer relationships is 7 years and 9 years, respectively. Sanjole is a leader in wireless test and measurement solutions for protocol decoding and interoperability.

Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the three months ended January 31, 2021.
During the three months ended January 31, 2021, other intangible assets increased $3 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $58 million and $55 million for the three months ended January 31, 2021 and 2020, respectively. During the three months ended January 31, 2021, we transferred $1 million from in-process R&D to developed technology as projects were successfully completed.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2021 (remainder)	$114
2022	$95
2023	$72
2024	$32
2025	$16
Thereafter	$19
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2021 and October 31, 2020 were as follows:

	Fair Value Measurements at
	January 31, 2021					October 31, 2020
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,121	$1,121	$—	$—	$—	$1,047	$1,047	$—	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—	—	3	—	3	—	—
Long-term
Derivative instruments (interest rate swaps)	43	—	43	—	—	23	—	23	—	—
Equity investments	52	52	—	—	—	52	52	—	—	—
Equity investments - other	10	—	—	—	10	9	—	—	—	9
Total assets measured at fair value	$1,232	$1,173	$49	$—	$10	$1,134	$1,099	$26	$—	$9
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—	$—	$4	$—	$4	$—	$—
Long-term
Deferred compensation liability	20	—	20	—	—	18	—	18	—	—
Total liabilities measured at fair value	$24	$—	$24	$—	$—	$22	$—	$22	$—	$—
Net realized gains (losses) on sale of our equity investments were zero for both the three months ended January 31, 2021 and 2020. Net unrealized losses on our equity investments still held were $2 million and zero for the three months ended January 31, 2021 and 2020, respectively.
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
10.    DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.
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

In fiscal 2020, we entered into forward starting interest rate swaps with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. The contract terms allow us to lock-in a treasury rate on anticipated debt issuances. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance.
Non-designated Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments.
The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 190 and 98, respectively, as of January 31, 2021. The aggregated notional amounts by currency and designation as of January 31, 2021 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$21	$33
British Pound	—	(122)
Singapore Dollar	17	13
Malaysian Ringgit	82	13
Japanese Yen	(76)	(84)
Other currencies	9	(7)
Total	$53	$(154)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of January 31, 2021 and October 31, 2020 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2021	October 31, 2020	Balance Sheet Location	January 31, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$2	Other accrued liabilities	$2	$3
Interest rate swap contracts:
Other assets	43	23	Other long-term liabilities	—	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	2	1
Total derivatives	$49	$26		$4	$4
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$21	$—
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$2	$2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$(1)	$(1)
Selling, general and administrative	$1	$—
Gain (loss) excluded from effectiveness testing recognized in earnings based on changes in fair value:
Cost of products	$—	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Cost of products	$1	$—
Other income (expense), net	$(4)	$—
The estimated amount at January 31, 2021 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $1 million.
11. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2021 and 2020, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	January 31,
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$6	$6	$4	$4	$—	$—
Interest cost on benefit obligation	5	6	4	4	1	1
Expected return on plan assets	(13)	(11)	(20)	(21)	(3)	(3)
Amortization:
Net actuarial loss	6	4	10	8	3	3
Prior service credit	—	—	—	—	—	(3)
Net periodic benefit cost (benefit)	$4	$5	$(2)	$(5)	$1	$(2)
We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs. The non-service components of net periodic benefit cost (benefit), such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, are recorded within other income (expense), in the condensed consolidated statement of operations.
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three months ended January 31, 2021 and 2020. We contributed $3 million and $2 million to our non-U.S. defined benefit plans during the three months ended January 31, 2021 and 2020, respectively.
For the remainder of 2021, we are evaluating potential contributions to our U.S. Defined Benefit Plan or U.S. Post-Retirement Benefit Plan, although contributions are not required, and we expect to contribute $6 million to our non-U.S. defined benefit plans.

12.    LEASES
We have operating leases for items including office space, order fulfillment, sales and service centers, R&D and certain equipment, primarily automobiles. Our leases have remaining terms of up to 13 years, some of which may include options to extend the leases for 3 to 5 years. We consider options to renew in our lease terms and measurement of right-of-use ("ROU") assets and lease liabilities if we determine they are reasonably certain to be exercised.
The weighted average lease term of our operating leases was 8.2 years and 6.3 years as of January 31, 2021 and 2020, respectively. The weighted average discount rate of our operating leases was 3% for both January 31, 2021 and 2020.
The following table summarizes the components of our lease cost:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Operating lease cost	$13	$11
Variable lease cost	$5	$4
Costs associated with our short-term leases were immaterial for both the three months ended January 31, 2021 and 2020. Sublease income was immaterial for both the three months ended January 31, 2021 and 2020. Amounts related to finance lease activities for the three months ended January 31, 2021 and 2020 were not material.
Supplemental cash flow information related to our leases was as follows:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$13	$11
ROU assets obtained in exchange for operating lease obligations	$41	$12
The increase in ROU assets was primarily driven by reassessment of a lease term triggered by significant leasehold improvements.
Maturity Analysis of Liabilities
The maturities of our operating leases as of January 31, 2021 with initial terms exceeding one year are as follows:

Operating Leases
(in millions)
2021 (remainder)	$38
2022	43
2023	33
2024	24
2025	19
Thereafter	100
Total undiscounted lease liability	257
Imputed interest	31
Total discounted lease liability	$226
Leases That Have Not Yet Commenced
As of January 31, 2021, we did not have material leases that had not yet commenced.
Lessor Disclosure
Rental income from leasing out excess facilities was $3 million for both the three months ended January 31, 2021, and 2020, and is included in other operating expense (income), net. Other lessor arrangements were immaterial.
13.    WARRANTIES, COMMITMENTS AND CONTINGENCIES
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Beginning balance	$33	$38
Accruals for warranties, including change in estimates	9	5
Settlements made during the period	(7)	(8)
Ending balance	$35	$35

Accruals for warranties due within one year	$21	$22
Accruals for warranties due after one year	14	13
Ending balance	$35	$35
Commitments
During the three months ended January 31, 2021, there were no material changes to our contractual commitments reported in the company’s 2020 Annual Report on Form 10-K.
Contingencies
We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. There are no matters pending that we currently believe probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows.
14.    DEBT
The following table summarizes the components of our long-term debt:

	January 31, 2021	October 31, 2020
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $2 and $2)	$598	$598
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $4 and $5)	696	695
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,790	$1,789
Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million (to a total of $600 million) in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2021 and October 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2021.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2021 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
As of January 31, 2021 and October 31, 2020, we had $42 million and $40 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value less debt issuance costs by approximately $267 million and $236 million as of January 31, 2021 and October 31, 2020, respectively. The increase in fair value is due to lower corporate credit spreads, partially offset by an increase in U.S. Treasury yields.
15.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On November 18, 2020, our board of directors approved a new stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock. Our previously approved 2019 stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock was nearly exhausted.
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
For the three months ended January 31, 2021, we repurchased 137,200 shares of common stock for $20 million. For the three months ended January 31, 2020, we repurchased 731,918 shares of common stock for $75 million.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2021 and 2020 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of October 31, 2020	$(10)	$(600)	$(5)	$16	$(599)
Other comprehensive income (loss) before reclassifications	31	—	—	23	54
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	19	—	—	19
Tax benefit (expense)	—	(5)	—	(5)	(10)
Other comprehensive income (loss)	31	14	—	18	63
As of January 31, 2021	$21	$(586)	$(5)	$34	$(536)

As of October 31, 2019	$(43)	$(536)	$4	$(3)	$(578)
Other comprehensive income (loss) before reclassifications	—	—	—	2	2
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	17	(3)	1	15
Tax benefit (expense)	—	—	1	(1)	—
Other comprehensive income (loss)	—	17	(2)	2	17
As of January 31, 2020	$(43)	$(519)	$2	$(1)	$(561)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2021 and 2020 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Unrealized gain (loss) on derivatives	$(1)	$(1)	Cost of products
	1	—	Selling, general and administrative
	—	—	Benefit (provision) for income tax
	—	(1)	Net of Income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(19)	(17)
Prior service credits	—	3
	(19)	(14)	Total before income tax
	5	(1)	Benefit (provision) for income tax
	(14)	(15)	Net of income tax

Total reclassifications for the period	$(14)	$(16)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11, "Retirement Plans and Post-Retirement Benefit Plans").
16.    SEGMENT INFORMATION
We report our results in two reportable segments consisting of Communications Solutions Group and Electronic Industrial Solutions Group.
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
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides design and test software, electronic measurement instruments and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. With the acquisition of Eggplant, a leading software test automation company, we now have the ability to provide automated software test capabilities that include artificial intelligence (AI) and machine learning to automatically identify, build and execute tests critical to digital business success and a strong customer experience.

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
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, a gain on an insurance settlement related to northern California wildfires, restructuring costs, interest income, interest expense and other items as noted in the reconciliations below.

	Communications Solutions Group	Electronic Industrial Solutions Group	Total Segments
	(in millions)
Three months ended January 31, 2021:
Revenue	$852	$328	$1,180
Segment income from operations	$224	$96	$320

Three months ended January 31, 2020:
Revenue	$818	$277	$1,095
Segment income from operations	$201	$73	$274
The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Total reportable operating segments' income from operations	$320	$274
Share-based compensation	(43)	(39)
Amortization of acquisition-related balances	(58)	(59)
Acquisition and integration costs	(3)	(2)
Gain on insurance settlement	—	32
Restructuring and other	(4)	(3)
Income from operations, as reported	212	203
Interest income	1	6
Interest expense	(20)	(19)
Other income (expense), net	2	12
Income before taxes, as reported	$195	$202
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, increased trade tension and tightening of export control regulations, impact of pandemic conditions such as the novel coronavirus ("COVID-19"), the impact of volatile weather caused by environmental conditions such as climate change, and our and the combined group's estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.

Basis of Presentation
The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarter periods.
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
We invest in research and development ("R&D") to align our business with available markets and position the company for growth. Our R&D efforts focus on improvements to existing software and hardware products and development to support new software and hardware product introductions and complete customer solutions aligned to the industries we serve. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, customer solutions, products and services. We remain committed to investment in R&D and have focused our development efforts on strategic opportunities to capture future growth.
COVID-19 pandemic
In March 2020, the World Health Organization declared COVID-19 as a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. Our employees, customers, suppliers and vendors have been subject to these restrictions and orders and have been similarly impacted. Working with local governments and health officials to implement health and safety measures at all of our locations, we have re-opened most sites worldwide and significantly ramped our production and services operations. All of our essential production facilities around the world were open during the first fiscal quarter, and as of the date of this Form 10-Q.
For discussion of risks related to COVID-19 on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three months ended January 31, 2021 and 2020
Total orders for the three months ended January 31, 2021 were $1,223 million, an increase of 7 percent when compared to the same period last year. Orders associated with acquisitions and foreign currency movements each had a favorable impact of 1 percent on the year-over-year order growth. Orders increased across all regions, more significantly in Asia Pacific.
Revenue for the three months ended January 31, 2021 was $1,180 million, an increase of 8 percent when compared to the same period last year. Revenue associated with acquisitions and foreign currency movements each had a favorable impact of 1 percent on the year-over-year revenue growth. Revenue for both the Communications Solutions Group and Electronic Industrial Solutions Group increased year over year driven by strength in aerospace, defense and government, semiconductor measurement and general electronics measurement, partially offset by a decline in commercial communications. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented 72 percent and 28 percent, respectively, of total revenue for the current period.
Net income for the three months ended January 31, 2021 was $172 million compared to $163 million for the same period last year. The increase in net income was primarily driven by higher revenue volume and lower income tax expense, partially offset by unfavorable mix and lower operating income due to a one-time prior-period gain related to an insurance settlement.
Outlook
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

Critical Accounting Policies and Estimates
There were no material changes during the three months ended January 31, 2021 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Adoption of New Accounting Pronouncements
Accounting standard updates in the first quarter of fiscal 2021 that have been issued by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not material to our condensed consolidated financial statements.
Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in our condensed consolidated balance sheet and statement of operations. We experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Results from Operations - Three months ended January 31, 2021 and 2020
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)
Revenue:
Products	$970	$902	7%
Services and other	210	193	9%
Total revenue	$1,180	$1,095	8%
The following table provides the percent change in revenue for the three months ended January 31, 2021 by geographic region including and excluding the impact of foreign currency movements as compared to the same period last year.

	Year over Year Change
	Three Months Ended
	January 31, 2021
Geographic Region	Actual	Currency Adjusted
Americas	5%	5%
Europe	8%	5%
Asia Pacific	10%	9%
Total revenue	8%	7%
Revenue grew across all regions, including double-digit growth in Asia Pacific. Currency had a favorable impact on revenue of 3 percentage points in Europe and 1 percentage point in Asia Pacific for the three months ended January 31, 2021.

Costs and Expenses

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
Total gross margin	59.9%	59.8%	—
Operating margin	18.0%	18.5%	(1) ppt

in millions
Research and development	$199	$187	7%
Selling, general and administrative	$301	$300	—
Other operating expense (income), net	$(5)	$(35)	(85)%
Gross margin for the three months ended January 31, 2021 was flat compared to the same period last year, as the favorable impact from higher revenue volume was offset by unfavorable mix and higher warranty costs.
R&D expense for the three months ended January 31, 2021 increased 7 percent compared to the same period last year, primarily driven by greater investment in key growth opportunities in our end markets, leading-edge technologies, incremental costs of an acquired business and higher infrastructure-related costs, partially offset by declines in discretionary spending due to COVID-19 related restrictions and people-related costs. As a percentage of revenue, R&D expense was 17 percent for both the three months ended January 31, 2021 and 2020.
Selling, general and administrative expense for the three months ended January 31, 2021 was flat compared to the same period last year, as incremental costs of an acquired business, higher people-related costs and higher infrastructure-related costs were offset by reductions in travel and marketing-related costs due to COVID-19 related restrictions.
Other operating expense (income), net for the three months ended January 31, 2021 was income of $5 million compared to income of $35 million for the three months ended January 31, 2020, which included a one-time gain of $32 million on an insurance settlement.
Operating margin decreased 1 percentage point for the three months ended January 31, 2021 compared to the same period last year, driven by unfavorable mix and lower operating income due to a one-time prior-period gain from an insurance settlement , partially offset by favorable impact from flat selling, general and administration expenses and higher revenue volume.
As of January 31, 2021, our headcount was approximately 14,000 compared to approximately 13,600 at January 31, 2020. The increase in headcount was primarily driven by acquisitions.
Interest Income and Expense
Interest income for the three months ended January 31, 2021 and 2020 was $1 million and $6 million, respectively, and primarily relates to interest earned on our cash balances. Interest expense for the three months ended January 31, 2021 and 2020 was $20 million and $19 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three months ended January 31, 2021 and 2020 was income of $2 million and $12 million, respectively, and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits) and the change in fair value of our equity investments.
Income Taxes
The company’s effective tax rate was 11.6 percent and 19.1 percent for the three months ended January 31, 2021 and 2020, respectively. The income tax expense was $23 million and $39 million for the three months ended January 31, 2021 and 2020, respectively. The income tax expense for the three months ended January 31, 2021 included a net discrete benefit of $11 million. The income tax expense for the three months ended January 31, 2020 included a net discrete expense of $3 million. The decrease in tax expense for the three months ended January 31, 2021 is primarily due to the increased benefit of U.S. state R&D credits and a reduction in U.S. states taxes on foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of the tax incentives decreased the income tax provision by $10 million and $15 million for the three months ended January 31, 2021 and 2020, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.05 and

$0.08 for the three months ended January 31, 2021 and 2020, respectively. The Singapore tax incentive is due for renewal in 2024. The incentive in Malaysia is due for renewal in 2025.
The open tax years for the IRS and most states are from November 1, 2016 through the current tax year. Keysight’s 2018 U.S. federal income tax return is currently under examination by the IRS. This is the year in which the Tax Cuts and Jobs Act was enacted and the one-time U.S. tax on earnings not previously repatriated to the U.S., known as the Transition Tax, was reported. For the majority of our foreign entities, the open tax years are from November 1, 2015 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. At this time, management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If resolution of any tax issues addressed in our current open examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.
Keysight’s 2008 Malaysian income tax return was examined by the Malaysian Tax Authority. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties to the Malaysian Tax Authority of $68 million on gains related to intellectual property rights. Our appeal to the Special Commissioners of Income Tax in Malaysia was unsuccessful. An appeal has now been lodged with the High Court. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
At January 31, 2021, our estimated annual effective tax rate for fiscal year 2021 is an expense of 16.9 percent excluding discrete items. We determine our interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where we anticipate a full year loss or we have a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed separately. Our estimated annual effective tax rate was lower than the U.S. statutory rate primarily due to the beneficial impact of the mix of earnings in non-U.S. jurisdictions taxed at lower rates and the U.S. federal research and development tax credit, offset by the expense impact of the U.S. GILTI tax on earnings in non-U.S. jurisdictions net of U.S. foreign tax credits and other U.S. tax reform deductions and reserves for uncertain tax positions.
We do not recognize deferred taxes for temporary differences expected to impact the GILTI tax expense in future years. We recognize the tax expense related to GILTI in each year in which the tax is incurred.
Segment Overview
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, a gain on an insurance settlement related to northern California wildfires, interest income, interest expense and other items.
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
Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)
Total revenue	$852	$818	4%
The Communications Solutions Group revenue for the three months ended January 31, 2021 increased 4 percent compared to the same period last year. Foreign currency movements had a 1 percent favorable impact on the year-over-year revenue growth. Revenue growth in the aerospace, defense and government market was partially offset by a decline in the commercial communications market. Revenue grew across all regions for the three months ended January 31, 2021.
Revenue from the commercial communications market represented 65 percent of the total Communications Solutions Group revenue for the current period and declined 3 percent year over year. For the three months ended January 31, 2021, revenue declines in Asia Pacific and the Americas were partially offset by an increase in Europe. The decline was largely driven by increased China trade restrictions. We continue to see strength driven by on-going global 5G deployments, the roll-out of new 5G devices, and continued investments in 400G and 800G ethernet for data centers.

Revenue from the aerospace, defense and government market represented 35 percent of the total Communications Solutions Group revenue for the three months ended January 31, 2021, and increased 20 percent year over year. For the three months ended January 31, 2021, revenue increased across all regions. Revenue growth was mainly driven by continued investment in electromagnetic spectrum operations, space, and new commercial technologies like 5G and early 6G research. The aerospace, defense and government market remained strong in the U.S. with increased year-end spending on major defense and government programs, complemented by growth in China and Europe.
Gross Margin and Operating Margin
The following table provides the Communications Solutions Group margins, expenses and income from operations for the three months ended January 31, 2021 versus the three months ended January 31, 2020.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
Total gross margin	64.6%	65.7%	(1) ppt
Operating margin	26.3%	24.6%	2 ppts

in millions
Research and development	$143	$139	3%
Selling, general and administrative	$188	$201	(6)%
Other operating expense (income), net	$(4)	$(3)	36%
Income from operations	$224	$201	11%
Gross margin for the three months ended January 31, 2021 decreased 1 percentage point compared to the same period last year, primarily driven by unfavorable mix and higher warranty costs, partially offset by higher revenue volume.
R&D expense for the three months ended January 31, 2021 increased 3 percent when compared to the same period last year, primarily driven by greater investments in key growth opportunities in our end markets, leading-edge technologies and higher infrastructure-related costs, partially offset by a decline in travel costs due to COVID-19 related restrictions.
Selling, general and administrative expense for the three months ended January 31, 2021 decreased 6 percent compared to the same period last year, primarily driven by lower selling, marketing and infrastructure-related costs, and travel costs due to COVID-19 related restrictions and lower discretionary expenses.
Other operating expense (income), net was income of $4 million for the three months ended January 31, 2021 compared to income of $3 million for the same period last year.
Income from Operations
Income from operations for the three months ended January 31, 2021 increased $23 million on a corresponding revenue increase of $34 million compared to the same period last year.
Operating margin increased 2 percentage points for the three months ended January 31, 2021 compared to the same period last year, driven by declines in operating expenses, partially offset by a decline in gross margin as noted above.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industry and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic measurement instruments, design and test software and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. With the acquisition of Eggplant, a leading software test automation company, we now have the ability to provide automated software test capabilities that include artificial intelligence and machine learning to automatically identify, build and execute tests critical to digital business success and a strong customer experience.

Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)
Total revenue	$328	$277	18%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2021 increased 18 percent compared to the same period last year and increased 15 percent excluding the impact of acquisitions. Foreign currency movements had a favorable impact of 2 percent on the year-over-year revenue growth. The revenue increase was primarily driven by growth in semiconductor measurement solutions and general electronics measurement due to continued investments in next-generation semiconductor technologies and continued economic recovery in general electronics measurement, partially offset by declines in automotive and energy. Revenue growth in Asia Pacific and the Americas was partially offset by a slight decline in Europe.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three months ended January 31, 2021 versus the three months ended January 31, 2020.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
Total gross margin	63.4%	61.1%	2 ppts
Operating margin	29.4%	26.3%	3 ppts

in millions
Research and development	$48	$41	18%
Selling, general and administrative	$65	$57	15%
Other operating expense (income), net	$(1)	$(1)	—
Income from operations	$96	$73	32%
Gross margin increased 2 percentage points for the three months ended January 31, 2021 compared to the same period last year, primarily driven by favorable mix and higher revenue volume, partially offset by increased warranty costs.
R&D expense for the three months ended January 31, 2021 increased 18 percent compared to the same period last year, primarily driven by greater investment in key growth opportunities in our end markets, leading-edge technologies and incremental costs of an acquired business.
Selling, general and administrative expense for the three months ended January 31, 2021 increased 15 percent compared to the same period last year, primarily due to incremental costs of an acquired business and higher selling, marketing and infrastructure-related costs.
Other operating expense (income) for each of the three months ended January 31, 2021 and 2020 was income of $1 million.
Income from Operations
Income from operations for the three months ended January 31, 2021 increased $23 million on a corresponding revenue increase of $51 million compared to the same period last year.
Operating margin for the three months ended January 31, 2021 increased 3 percentage points when compared to the same period last year, primarily driven by gross margin gains as noted above.
Financial Condition
Liquidity and Capital Resources
Our financial position as of January 31, 2021 consisted of cash, cash equivalents and restricted cash of $1,903 million as compared to $1,767 million as of October 31, 2020.
As of January 31, 2021, approximately $1,346 million of our cash, cash equivalents and restricted cash was held outside of the United States in our foreign subsidiaries. Our cash and cash equivalents mainly consist of investments in institutional money market funds, short-term deposits held at major global financial institutions and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. Cash generated from our operations provides our primary source of cash flows. Given the uncertain duration and severity of the COVID-19 pandemic, we can experience significant fluctuations in our future cash from operations from the ongoing impacts of the pandemic because of the adverse global macroeconomic environment and our customers ability to pay. For further discussion of risks related to the COVID-19 pandemic on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Net Cash Provided by Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding, variable pay, and other items impact reported cash flows.
Net cash provided by operating activities was $295 million for the three months ended January 31, 2021 compared to $197 million for the same period last year.
•Net income for the three months ended January 31, 2021 increased $9 million compared to the same period last year. Non-cash adjustments to net income were higher by $32 million due to a prior-period adjustment to reflect a $32 million gain from insurance recovery of property, plant and equipment as cash from investing activity, a $4 million increase in each of share-based compensation expense and depreciation, a $3 million increase in amortization and a $6 million increase from other miscellaneous non-cash activities, partially offset by a $17 million decrease in deferred tax expense.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $34 million during the first three months of fiscal 2021 compared to net cash used of $65 million in the comparable period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•The aggregate of employee compensation and benefits, income taxes payable, deferred revenue and other assets and liabilities provided net operating cash of $13 million during the first three months of fiscal 2021 compared to net cash used of $11 million in the comparable period last year. The increase is primarily due to higher cash inflow from deferred revenue and lower variable compensation payments, partially offset by a decrease in cash from income taxes payable as compared to the same period last year.
•We contributed $3 million to our non-U.S. defined benefit plans during the first three months of fiscal 2021 compared to $2 million in the same period last year. For the remainder of 2021, we expect to contribute $6 million to our non-U.S. defined benefit plans. For the three months ended January 31, 2021, we did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan. For the remainder of 2021, we are evaluating potential contributions to our U.S. Defined Benefit Plan or U.S. Post-Retirement Benefit Plan, although contributions are not required.
Net Cash Used in Investing Activities
Net cash used in investing activities was $124 million for the three months ended January 31, 2021 as compared to $5 million for the same period last year. For the three months ended January 31, 2021, we used $96 million, net of $11 million cash acquired, for an acquisition of Sanjole Inc., a leader in wireless test and measurement solutions for protocol decoding and interoperability. For the three months ended January 31, 2021 and 2020, investments in property, plant and equipment were $28 million and $32 million, respectively. For the three months ended January 31, 2020, we received $32 million of insurance proceeds for property, plant and equipment damaged in the 2017 northern California wildfires, and we used $5 million for an acquisition.
We anticipate total fiscal 2021 capital spending to be approximately $175 million.

Net Cash Used in Financing Activities
For the three months ended January 31, 2021, we used $43 million for financing activities, which included $49 million for tax payments related to net share settlement of equity awards, $20 million for treasury stock repurchases, $2 million for payment of acquisition-related contingent consideration, partially offset by proceeds of $28 million from issuance of common stock under employee stock plans.
For the three months ended January 31, 2020, we used $99 million for financing activities, including $76 million for treasury stock repurchases and $49 million for tax payments related to net share settlement of equity awards, partially offset by proceeds of $26 million from issuance of common stock under employee stock plans.
On November 18, 2020, our board of directors approved a new stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Part II Item 2 for additional information. Our previously approved 2019 stock repurchase program authorizing the purchase of up to $500 million of the company’s common stock was nearly exhausted.
Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million (to a total of $600 million) in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2021 and October 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2021.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2021 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Other
There were no other material changes to the contractual commitments from our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
There were no material changes in our liabilities toward uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. We are unable to accurately predict when these will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There were no material changes during the three months ended January 31, 2021 to this information reported in the company’s 2020 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
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
Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty, recession, or depression may impact our business, resulting in:
•reduced demand for our solutions, delays in the shipment of orders or increases in order cancellations;
•increased risk of excess and obsolete inventory;
•increased price pressure for our solutions and services; and
•greater risk of impairment to the value, and a detriment to the liquidity, of our future investment portfolio.

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
Because we sell our solutions worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including but not limited to:
•negative impact of a country’s response to the global COVID-19 pandemic or an imposed reduction in economic activity and other economic and political measures taken to contain the spread of COVID-19;
•changes in a specific country's or region's political, economic or other conditions, including but not limited to changes that favor national interests and economic volatility;
•negative consequences from changes in tax laws;
•difficulty in protecting intellectual property;
•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•changes in foreign currency exchange rates;
•difficulty in staffing and managing foreign operations;
•local competition;
•differing labor regulations;
•unexpected changes in regulatory requirements;
•inadequate local infrastructure;
•potential incidences of corruption and fraudulent business practices; and
•volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism, and war.
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
We generally sell our solutions in industries that are characterized by increased competition through frequent new solution and service introductions, rapid technological changes and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new solutions, services and enhancements, our solutions and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. Our ability to offer new solutions and services and to deploy them in a timely manner depend on several factors, including but not limited to our ability to:
•properly identify customer needs;
•innovate and develop new technologies, services and applications;
•successfully commercialize new technologies in a timely manner;
•manufacture and deliver our solutions in sufficient volumes and on time;
•differentiate our offerings from our competitors' offerings;

•price our solutions competitively;
•anticipate our competitors' development of new solutions, services or technological innovations; and
•control product quality in our manufacturing process.
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
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in the current economic climate affected by the global pandemic is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. The COVID-19 pandemic may further exacerbate these risks as suppliers are impacted by surging infection rates, possible shutdown orders or new safety restrictions. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges
Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring solutions to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.
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
In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Additionally, we occasionally make changes to our internal structure to align business products, services and solutions with market demands and to obtain cost synergies and operational efficiencies. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions or reorganizations. Further, such third-party transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team, employees and business infrastructure into our existing operations without impacting the business operations of the newly acquired company. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances performance and expands the markets of the newly acquired company. The acquired company may not enhance the performance of our businesses or product lines such that we do not realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including but not limited to:
•the achievement of anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired company;

•the scalability of production, manufacturing and marketing of products of a newly acquired company to broader adjacent markets;
•the ability to cohesively integrate operations, product definitions, price lists, delivery, and technical support for products and solutions of a newly acquired company into our existing operations;
•the compatibility of our infrastructure, operations, policies and organizations with those of the acquired company;
•the retention of key employees and/or customers;
•the management of facilities and employees in different geographic areas; and
•the management of relationships with our strategic partners, suppliers, and customer base.
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
Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:
•requiring a portion of our cash flow from operations to make interest payments on this debt;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business; and
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry.
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
Our factories, facilities and distribution system are vulnerable to catastrophic loss due to natural or man-made disasters. Several of our facilities could be subject to a catastrophic loss caused by earthquake or other natural disasters due to their locations. For example, our production facilities, headquarters and laboratories in California and our production facilities in Japan are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.
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
Our common stock is listed on New York Stock Exchange ("NYSE") under the ticker symbol “KEYS.” The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:
•actual or anticipated fluctuations in our operating results due to factors related to our business;
•success or failure of our business strategy;
•our quarterly or annual earnings, or those of other companies in our industry;
•our ability to obtain third-party financing as needed;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating and share price performance of other comparable companies;
•investor perception of our company;
•natural or other disasters that investors believe may affect us;
•the impact of global pandemics, such as COVID-19;
•overall market fluctuations;
•results from any material litigation or government investigations;
•changes in laws or regulations affecting our business; and
•general economic conditions and other external factors.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include but are not limited to:
•the inability of our shareholders to call a special meeting;
•the inability of our shareholders to act without a meeting of shareholders;
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of our board of directors to issue preferred stock without shareholder approval;
•the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•a provision that shareholders may only remove directors with cause;
•the ability of our directors, and not shareholders, to fill vacancies on our board of directors; and
•the requirement that the affirmative vote of shareholders holding at least 80 percent of our voting stock is required to amend certain provisions in our amended and restated certificate of incorporation (relating to the number, term and removal of our directors, the filling of our board vacancies, the advance notice to be given for nominations for elections of directors, the calling of special meetings of shareholders, shareholder action by written consent, the ability of the board of directors to amend the bylaws, elimination of liability of directors to the extent permitted by Delaware law, exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and amendments of the certificate of incorporation) and certain provisions in our amended and restated bylaws (relating to the calling of special meetings of shareholders, the business that may be conducted or considered at annual or special meetings, the advance notice of shareholder business and nominations, shareholder action by written consent, the number, tenure, qualifications and removal of our directors, the filling of our board vacancies, director and officer indemnification and amendments of the bylaws).

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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2021.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2020 through November 30, 2020	—	—	—	$750,000,000
December 1, 2020 through December 31, 2020	—	—	—	$750,000,000
January 1, 2021 through January 31, 2021	137,200	145.12	137,200	$730,089,433
Total	137,200		137,200

(1)	On November 18, 2020, our board of directors approved a new stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	March 3, 2021	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2021	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)