Form 10-Q
period 2021-04-30
Keysight Technologies, Inc.
filed 2021-05-28
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at May 24, 2021 was 184,225,986.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Revenue:
Products	$996	$708	$1,966	$1,610
Services and other	225	187	435	380
Total revenue	1,221	895	2,401	1,990
Costs and expenses:
Cost of products	389	303	781	662
Cost of services and other	95	76	176	157
Total costs	484	379	957	819
Research and development	209	166	408	353
Selling, general and administrative	297	251	598	551
Other operating expense (income), net	(4)	(3)	(9)	(38)
Total costs and expenses	986	793	1,954	1,685
Income from operations	235	102	447	305
Interest income	—	4	1	10
Interest expense	(19)	(20)	(39)	(39)
Other income (expense), net	(8)	22	(6)	34
Income before taxes	208	108	403	310
Provision for income taxes	22	37	45	76
Net income	$186	$71	$358	$234

Net income per share:
Basic	$1.01	$0.38	$1.93	$1.25
Diluted	$0.99	$0.37	$1.91	$1.23

Weighted average shares used in computing net income per share:
Basic	185	187	185	188
Diluted	187	189	188	190

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Net income	$186	$71	$358	$234
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(6), $3, $(11)and $2	22	(8)	40	(7)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	—	1	—	2
Foreign currency translation, net of tax benefit (expense) of zero	(14)	(7)	17	(7)
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $5, $4, $10, $4	17	11	31	28
Change in net prior service credit, net of tax benefit of zero, zero, zero and $1	—	(3)	—	(5)
Other comprehensive income (loss)	25	(6)	88	11
Total comprehensive income	$211	$65	$446	$245

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	April 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,993	$1,756
Accounts receivable, net	676	606
Inventory	774	757
Other current assets	275	255
Total current assets	3,718	3,374
Property, plant and equipment, net	598	595
Operating lease right-of-use assets	236	182
Goodwill	1,608	1,537
Other intangible assets, net	316	361
Long-term investments	65	61
Long-term deferred tax assets	712	740
Other assets	433	368
Total assets	$7,686	$7,218
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$248	$224
Employee compensation and benefits	359	289
Deferred revenue	488	391
Income and other taxes payable	82	64
Operating lease liabilities	42	43
Other accrued liabilities	69	70
Total current liabilities	1,288	1,081
Long-term debt	1,790	1,789
Retirement and post-retirement benefits	358	362
Long-term deferred revenue	172	175
Long-term operating lease liabilities	200	149
Other long-term liabilities	333	365
Total liabilities	4,141	3,921
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 197 million shares at April 30, 2021 and 196 million shares at October 31, 2020 issued	2	2
Treasury stock at cost; 12.5 million shares at April 30, 2021 and 10.7 million shares at October 31, 2020	(992)	(752)
Additional paid-in-capital	2,152	2,110
Retained earnings	2,894	2,536
Accumulated other comprehensive loss	(511)	(599)
Total stockholders' equity	3,545	3,297
Total liabilities and equity	$7,686	$7,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net income	$358	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57	50
Amortization	115	109
Share-based compensation	64	54
Deferred tax expense (benefit)	(18)	27
Excess and obsolete inventory-related charges	14	12
Loss on settlement of pension plan	16	—
Gain on insurance proceeds received for damage to property, plant and equipment	—	(32)
Other non-cash expense (income), net	7	(10)
Changes in assets and liabilities:
Accounts receivable	(61)	178
Inventory	(23)	(63)
Accounts payable	18	(67)
Employee compensation and benefits	51	(36)
Deferred revenue	89	51
Income taxes payable	7	1
Retirement and post-retirement benefits	4	(6)
Other assets and liabilities	(1)	(7)
Net cash provided by operating activities	697	495

Cash flows from investing activities:
Investments in property, plant and equipment	(61)	(55)
Acquisition of businesses and intangible assets, net of cash acquired	(136)	(5)
Insurance proceeds received for damage to property, plant and equipment	—	32
Net cash used in investing activities	(197)	(28)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	29	26
Payment of taxes related to net share settlement of equity awards	(51)	(50)
Treasury stock repurchases	(240)	(196)
Payment of acquisition-related contingent consideration	(2)	—
Net cash used in financing activities	(264)	(220)

Effect of exchange rate movements	6	(4)

Net increase in cash, cash equivalents, and restricted cash	242	243
Cash, cash equivalents, and restricted cash at beginning of period	1,767	1,600
Cash, cash equivalents, and restricted cash at end of period	$2,009	$1,843

Supplemental cash flow information:
Interest payments	$37	$38
Income tax paid, net	$55	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 31, 2021	196,854	$2	$2,134	(10,869)	$(772)	$2,708	$(536)	$3,536
Net income	—	—	—	—	—	186	—	186
Other comprehensive income, net of tax	—	—	—	—	—	—	25	25
Issuance of common stock	47	—	1	—	—	—	—	1
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	19	—	—	—	—	19
Repurchase of common stock	—	—	—	(1,592)	(220)	—	—	(220)
Balance as of April 30, 2021	196,901	$2	$2,152	(12,461)	$(992)	$2,894	$(511)	$3,545

Balance as of October 31, 2020	195,661	$2	$2,110	(10,732)	$(752)	$2,536	$(599)	$3,297
Net income	—	—	—	—	—	358	—	358
Other comprehensive income, net of tax	—	—	—	—	—	—	88	88
Issuance of common stock	1,240	—	29	—	—	—	—	29
Taxes related to net share settlement of equity awards	—	—	(51)	—	—	—	—	(51)
Share-based compensation	—	—	64	—	—	—	—	64
Repurchase of common stock	—	—	—	(1,729)	(240)	—	—	(240)
Balance as of April 30, 2021	196,901	$2	$2,152	(12,461)	$(992)	$2,894	$(511)	$3,545

Balance as of January 31, 2020	195,039	$2	$2,031	(7,190)	$(417)	$2,072	$(561)	$3,127
Net income	—	—	—	—	—	71	—	71
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Issuance of common stock	68	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	14	—	—	—	—	14
Repurchase of common stock	—	—	—	(1,315)	(120)	—	—	(120)
Balance as of April 30, 2020	195,107	$2	$2,044	(8,505)	$(537)	$2,143	$(567)	$3,085

Balance as of October 31, 2019	193,769	$2	$2,013	(6,458)	$(342)	$1,909	$(578)	$3,004
Net income	—	—	—	—	—	234	—	234
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11
Issuance of common stock	1,338	—	26	—	—	—	—	26
Taxes related to net share settlement of equity awards	—	—	(50)	—	—	—	—	(50)
Share-based compensation	—	—	55	—	—	—	—	55
Repurchase of common stock	—	—	—	(2,047)	(195)	—	—	(195)
Balance as of April 30, 2020	195,107	$2	$2,044	(8,505)	$(537)	$2,143	$(567)	$3,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2021 and October 31, 2020, our results of operations for the three and six months ended April 30, 2021 and 2020 and cash flows for the six months ended April 30, 2021 and 2020.
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
New Accounting Pronouncements. Accounting standard updates during the first six months of fiscal 2021 that have been issued by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not material to our condensed consolidated financial statements. Other amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

2.    REVENUE
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of revenue recognition, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our reportable segments, Communications Solutions Group ("CSG") and Electronics Industrial Solutions Group ("EISG").

	Three Months Ended
	April 30,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$409	$75	$484	$286	$44	$330
Europe	126	73	199	92	54	146
Asia Pacific	342	196	538	275	144	419
Total revenue	$877	$344	$1,221	$653	$242	$895

End Market
Aerospace, Defense & Government	$271	$—	$271	$185	$—	$185
Commercial Communications	606	—	606	468	—	468
Electronic Industrial	—	344	344	—	242	242
Total revenue	$877	$344	$1,221	$653	$242	$895

Timing of Revenue Recognition
Revenue recognized at a point in time	$731	$301	$1,032	$507	$200	$707
Revenue recognized over time	146	43	189	146	42	188
Total revenue	$877	$344	$1,221	$653	$242	$895

	Six Months Ended
	April 30,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$810	$142	$952	$672	$105	777
Europe	258	143	401	207	125	332
Asia Pacific	661	387	1,048	592	289	881
Total net revenue	$1,729	$672	$2,401	$1,471	$519	$1,990

End Market
Aerospace, Defense & Government	$565	$—	$565	$430	$—	430
Commercial Communications	1,164	—	1,164	1,041	—	1,041
Electronic Industrial	—	672	672	—	519	519
Total net revenue	$1,729	$672	$2,401	$1,471	$519	$1,990

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,443	$585	$2,028	$1,208	$450	$1,658
Revenue recognized over time	286	87	373	263	69	332
Total net revenue	$1,729	$672	$2,401	$1,471	$519	$1,990
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. The contract assets balance was $59 million and $61 million at April 30, 2021 and October 31, 2020, respectively, and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commissions programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $35 million and $31 million as of April 30, 2021 and October 31, 2020, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $20 million and $38 million for the three and six months ended April 30, 2021, respectively, and $17 million and $33 million for the corresponding periods last year.
Contract liabilities
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Six Months Ended
April 30,
2021
(in millions)
Balance at October 31	$566
Deferred revenue arising out of acquisitions	2
Deferral of revenue billed in current period, net of recognition	355
Revenue recognized that was deferred as of the beginning of the period	(266)
Foreign currency translation impact	3
Balance at April 30	$660
Of the $266 million of revenue recognized in the six months ended April 30, 2021 that was deferred as of the beginning of the period, approximately $102 million was recognized in the three months ended April 30, 2021.
Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $354 million as of April 30, 2021, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of April 30, 2021, we expect to recognize 28% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 40% during 2022, and 32% thereafter.

3.    SHARE-BASED COMPENSATION
Keysight accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock units ("RSUs"), employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), employee stock option awards, and performance share awards granted to selected members of our senior management under the Long-Term Performance (“LTP”) Program, based on estimated fair values. The impact of share-based compensation expense on our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Cost of products and services	$6	$4	$13	$9
Research and development	4	3	13	11
Selling, general and administrative	12	8	39	34
Total share-based compensation expense	$22	$15	$65	$54

4.    INCOME TAXES
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Income before taxes	$208	$108	$403	$310
Provision for income taxes	22	37	45	76
Effective tax rate	10.7%	34.9%	11.1%	24.6%
The tax expense for the three and six months ended April 30, 2021 was lower than the tax expense for the three and six months ended April 30, 2020 primarily due to discrete tax differences in the six months ended April 30, 2021 and the impacts of COVID-19 on the 2020 annual forecast, which reflected a greater proportion of Keysight income in jurisdictions with higher tax rates.
The income tax expense for the three and six months ended April 30, 2021 included a net discrete benefit of $10 million and $21 million, respectively. The decrease in tax expense for the three months ended April 30, 2021 was primarily due to integration activities for acquired entities, which resulted in a decrease in the U.S. taxes expected to be imposed upon the repatriation of unremitted foreign earnings. The decrease in tax expense for the six months ended April 30, 2021 also includes the increased benefit of U.S. state R&D credits and a reduction in U.S. state taxes on foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of the tax incentives decreased the income tax provision by $24 million and $13 million for the six months ended April 30, 2021 and 2020, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.13 and $0.07 for the six months ended April 30, 2021 and 2020, respectively. The Singapore tax incentive is due for renewal in 2024. The incentive in Malaysia is due for renewal in 2025.
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

Keysight’s 2008 Malaysian income tax return was examined by the Malaysian Tax Authority. This tax year pre-dates our separation from Agilent. However, pursuant to the tax matters agreement between Agilent and Keysight that was finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties to the Malaysian Tax Authority of $68 million on gains related to intellectual property rights. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Net income	$186	$71	$358	$234
Basic weighted-average shares	185	187	185	188
Potential common shares— stock options and other employee stock plans	2	2	3	2
Diluted weighted-average shares	187	189	188	190
Net income per share - basic	$1.01	$0.38	$1.93	$1.25
Net income per share - diluted	$0.99	$0.37	$1.91	$1.23
Diluted shares outstanding include the dilutive effect of in-the-money options and non-vested RSUs. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three and six months ended April 30, 2021 and 2020.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of April 30, 2021 and October 31, 2020 and the activity for the six months ended April 30, 2021 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2020	$984	$553	$1,537
Foreign currency translation impact	(6)	9	3
Goodwill arising from acquisitions	68	—	68
Goodwill at April 30, 2021	$1,046	$562	$1,608

Components of goodwill:
Goodwill	$1,693	$553	$2,246
Accumulated impairment losses	(709)	—	(709)
Goodwill at October 31, 2020	$984	$553	$1,537
Goodwill	$1,755	$562	$2,317
Accumulated impairment losses	(709)	—	(709)
Goodwill at April 30, 2021	$1,046	$562	$1,608

Other intangible assets as of April 30, 2021 and October 31, 2020 consisted of the following:

	April 30, 2021			October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$958	$835	$123	$915	$749	$166
Backlog	17	15	2	17	14	3
Trademark/Tradename	36	27	9	35	25	10
Customer relationships	381	208	173	363	183	180
Non-compete agreements	3	1	2	1	1	—
Total amortizable intangible assets	1,395	1,086	309	1,331	972	359
In-Process R&D	7	—	7	2	—	2
Total	$1,402	$1,086	$316	$1,333	$972	$361
During the six months ended April 30, 2021, we acquired Sanjole Inc. ("Sanjole") for $102 million, net of $11 million cash acquired, and recognized additions to goodwill and other intangible assets of $45 million and $51 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. We expect the goodwill recognized on the Sanjole acquisition or any potential impairment charges in the future to be deductible for income tax purposes. The identified intangible assets primarily consist of developed technology of $24 million, customer relationships of $17 million and in-process R&D of $7 million. The estimated useful lives of developed technology and customer relationships are 7 years and 9 years, respectively. Sanjole is a leader in wireless test and measurement solutions for protocol decoding and interoperability. Additionally, we used $34 million, net of cash acquired, for other acquisition activity, and recognized goodwill and other intangible assets of $23 million and $16 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill for the acquisitions was assigned to the Communications Solutions Group.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the six months ended April 30, 2021.
During the six months ended April 30, 2021, other intangible assets increased $4 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $56 million and $114 million for the three and six months ended April 30, 2021, respectively. Amortization of other intangible assets was $53 million and $108 million for the three and six months ended April 30, 2020, respectively.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2021 (remainder)	$59
2022	$97
2023	$73
2024	$34
2025	$17
Thereafter	$29

7.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2021 and October 31, 2020 were as follows:

	Fair Value Measurements at
	April 30, 2021					October 31, 2020
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,164	$1,164	$—	$—	$—	$1,047	$1,047	$—	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—	—	3	—	3	—	—
Long-term
Derivative instruments (interest rate swaps)	71	—	71	—	—	23	—	23	—	—
Equity investments	56	56	—	—	—	52	52	—	—	—
Equity investments - other	9	—	—	—	9	9	—	—	—	9
Total assets measured at fair value	$1,307	$1,220	$78	$—	$9	$1,134	$1,099	$26	$—	$9
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—	$—	$4	$—	$4	$—	$—
Long-term
Deferred compensation liability	21	—	21	—	—	18	—	18	—	—
Total liabilities measured at fair value	$26	$—	$26	$—	$—	$22	$—	$22	$—	$—
Net unrealized gains on our equity investments were $3 million and $10 million for the three months ended April 30, 2021 and 2020, respectively. Net unrealized gains on our equity investments were $1 million and $10 million for the six months ended April 30, 2021 and 2020, respectively.
8.    DERIVATIVES
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

The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 178 and 80, respectively, as of April 30, 2021. The aggregated notional amounts by currency and designation as of April 30, 2021 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$18	$44
British Pound	—	(131)
Singapore Dollar	16	10
Malaysian Ringgit	75	11
Japanese Yen	(79)	(97)
Other currencies	8	(24)
Total	$38	$(187)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of April 30, 2021 and October 31, 2020 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2021	October 31, 2020	Balance Sheet Location	April 30, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$2	Other accrued liabilities	$1	$3
Interest rate swap contracts:
Other assets	71	23

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	3	1	Other accrued liabilities	4	1
Total derivatives	$78	$26		$5	$4
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$27	$(4)	$48	$(4)
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$1	$(7)	$3	$(5)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$(1)	$—	$(2)	$(1)
Selling, general and administrative	$1	$(1)	$2	$(1)
Gain (loss) excluded from effectiveness testing recognized in earnings based on changes in fair value:		—
Cost of products	$—	$1	$—	$2
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Cost of products	$—	$—	$1	$—
Other income (expense), net	$1	$3	$(3)	$3
The estimated amount at April 30, 2021 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $2 million.
9.    LEASES
We have operating leases for items including office space, order fulfillment, sales and service centers, R&D and certain equipment, primarily automobiles. Most of our leases have remaining terms of up to 13 years, some of which may include options to extend the leases, primarily for 3 to 5 years. We consider options to renew in our lease terms and measurement of right-of-use ("ROU") assets and lease liabilities if we determine they are reasonably certain to be exercised.
The weighted average lease term of our operating leases was 8.5 years and 6.1 years as of April 30, 2021 and 2020, respectively. The weighted average discount rate of our operating leases was 3 percent as of April 30, 2021 and 2020.
The following table summarizes the components of our lease cost:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating lease cost	$13	$12	$26	$23
Variable lease cost	$5	$4	$10	$8
Costs associated with our short-term leases were immaterial for the three and six months ended April 30, 2021 and 2020. Sublease income was immaterial for the three and six months ended April 30, 2021 and 2020. Amounts related to finance lease activities for the three and six months ended April 30, 2021 and 2020 were not material.
Supplemental cash flow information related to our operating leases was as follows:

	Six Months Ended
	April 30,
	2021	2020
	(in millions)
Cash payment for operating leases	$27	$23
ROU assets obtained in exchange for operating lease obligations	$70	$22
The increase in ROU assets was primarily driven by reassessment of a lease term triggered by significant leasehold improvements and extensions of existing leases.

Maturity Analysis of Liabilities
The maturities of our operating leases as of April 30, 2021 with initial terms exceeding one year were as follows:

Operating Leases
(in millions)
2021 (remainder)	$26
2022	42
2023	34
2024	27
2025	22
Thereafter	123
Total undiscounted lease liability	274
Imputed interest	32
Total discounted lease liability	$242
Leases That Have Not Yet Commenced
As of April 30, 2021, we did not have material leases that had not yet commenced.
Lessor Disclosure
Rental income from leasing out excess facilities for both the three and six months ended April 30, 2021 and April 30, 2020 was $3 million and $6 million, respectively, and is included in "other operating expense (income), net" in the condensed consolidated statement of operations. Other lessor arrangements were immaterial.
10.    DEBT
The following table summarizes the components of our long-term debt:

	April 30, 2021	October 31, 2020
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $2 and $2)	$598	$598
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $4 and $5)	696	695
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,790	$1,789
Short-Term Debt
Revolving Credit Facility
We maintain a credit facility (the “Revolving Credit Facility”) that provides for a $450 million, five-year unsecured revolving credit facility that will expire on February 15, 2022. In addition, the Revolving Credit Facility permits us to increase the total commitments under this credit facility by up to $150 million (to a total of $600 million) in the aggregate on one or more occasions upon request. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2021 and October 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2021.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2021 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
As of both April 30, 2021 and October 31, 2020, we had $40 million of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value less debt issuance costs by approximately $201 million and $236 million as of April 30, 2021 and October 31, 2020, respectively.

11. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2021 and 2020, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	April 30,
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$6	$6	$3	$3	$—	$—
Interest cost on benefit obligation	6	6	4	4	1	2
Expected return on plan assets	(13)	(11)	(19)	(21)	(3)	(3)
Amortization:
Net actuarial loss	6	5	11	9	2	2
Prior service credit	—	—	—	—	—	(3)
Settlement loss	—	—	16	—	—	—
Net periodic benefit cost (benefit)	$5	$6	$15	$(5)	$—	$(2)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended
	April 30,
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$12	$12	$7	$7	$—	$—
Interest cost on benefit obligation	11	12	8	8	2	3
Expected return on plan assets	(26)	(22)	(39)	(42)	(6)	(6)
Amortization:
Net actuarial loss	12	9	21	17	5	5
Prior service credit	—	—	—	—	—	(6)
Settlement loss	—	—	16	—	—
Net periodic benefit cost (benefit)	$9	$11	13	$(10)	$1	$(4)
We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs. The non-service components of net periodic benefit cost (benefit), such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, are recorded within "other income (expense), net" in the condensed consolidated statement of operations.
In March 2021, we substantially transferred all the assets and obligations of our Netherlands defined benefit plan ("the Netherlands DB plan”) to an insurance company. The partial settlement resulted in a loss of $16 million, which is included in "other income (expense), net" in the condensed consolidated statement of operations. We received a net refund of $3 million due to the partial settlement of the Netherlands DB plan.
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and six months ended April 30, 2021 and 2020. We contributed $2 million and $5 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2021, respectively. We contributed $2 million and $4 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2020, respectively.
For the remainder of 2021, we are evaluating potential contributions to our U.S. Defined Benefit Plan and U.S. Post-Retirement Benefit Plan, although contributions are not required, and we expect to contribute $3 million to our non-U.S. defined benefit plans.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	April 30, 2021	October 31, 2020
	(in millions)
Cash and cash equivalents	$1,993	$1,756
Restricted cash included in other current assets	14	9
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,009	$1,767
Restricted cash included in other current assets primarily relates to short-term deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans, and restricted cash included in other assets is primarily deposits held as collateral against bank guarantees.
Inventory

	April 30, 2021	October 31, 2020
	(in millions)
Finished goods	$341	$342
Purchased parts and fabricated assemblies	433	415
Total inventory	$774	$757
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2021	2020
	(in millions)
Beginning balance	$33	$38
Accruals for warranties, including change in estimates	15	9
Settlements made during the period	(14)	(16)
Ending balance	$34	$31

Accruals for warranties due within one year	$21	$19
Accruals for warranties due after one year	13	12
Ending balance	$34	$31
13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the six months ended April 30, 2021, there were no material changes to our contractual commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
For the six months ended April 30, 2021, we repurchased 1,728,800 shares of common stock for $240 million. For the six months ended April 30, 2020, we repurchased 2,047,166 shares of common stock for $195 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2021 and 2020 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of January 31, 2021	$21	$(586)	$(5)	$34	$(536)
Other comprehensive income (loss) before reclassifications	(14)	(14)	—	28	—
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	36	—	—	36
Tax benefit (expense)	—	(5)	—	(6)	(11)
Other comprehensive income (loss)	(14)	17	—	22	25
As of April 30, 2021	$7	$(569)	$(5)	$56	$(511)

As of October 31, 2020	$(10)	$(600)	$(5)	$16	$(599)
Other comprehensive income (loss) before reclassifications	17	(14)	—	51	54
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	55	—	—	55
Tax benefit (expense)	—	(10)	—	(11)	(21)
Other comprehensive income (loss)	17	31	—	40	88
As of April 30, 2021	$7	$(569)	$(5)	$56	$(511)

As of January 31, 2020	$(43)	$(519)	$2	$(1)	$(561)
Other comprehensive income (loss) before reclassifications	(7)	—	—	(11)	(18)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	15	(3)	1	13
Tax benefit (expense)	—	(4)	—	3	(1)
Other comprehensive income (loss)	(7)	11	(3)	(7)	(6)
As of April 30, 2020	$(50)	$(508)	$(1)	$(8)	$(567)

As of October 31, 2019	$(43)	$(536)	$4	$(3)	$(578)
Other comprehensive income (loss) before reclassifications	(7)	—	—	(9)	(16)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	32	(6)	2	28
Tax benefit (expense)	—	(4)	1	2	(1)
Other comprehensive income (loss)	(7)	28	(5)	(5)	11
As of April 30, 2020	$(50)	$(508)	$(1)	$(8)	$(567)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2021 and 2020 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Unrealized gain (loss) on derivatives	$(1)	$—	$(2)	$(1)	Cost of products
	1	(1)	2	(1)	Selling, general and administrative
	—	—	—	—	Benefit (provision) for income tax
	—	(1)	—	(2)	Net of Income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(36)	(15)	(55)	(32)
Prior service credits	—	3	—	6
	(36)	(12)	(55)	(26)	Total before income tax
	9	4	14	3	Benefit (provision) for income tax
	(27)	(8)	(41)	(23)	Net of income tax

Total reclassifications for the period	$(27)	$(9)	$(41)	$(25)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11, "Retirement Plans and Post-Retirement Benefit Plans").
15.    SEGMENT INFORMATION
We report our results in two reportable segments: Communications Solutions Group ("CSG") and Electronic Industrial Solutions Group ("EISG"). The results of our reportable segments are based on our management reporting system and are not necessarily in conformity with GAAP. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to each of the segments.

The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, a gain on an insurance settlement related to northern California wildfires, restructuring costs, interest income, interest expense and other items as noted in the reconciliations below.

	Three Months Ended
	April 30,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$877	$344	$1,221	$653	$242	$895
Segment income from operations	$222	$98	$320	$114	$59	$173

	Six Months Ended
	April 30,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$1,729	$672	$2,401	$1,471	$519	$1,990
Segment income from operations	$446	$194	$640	$315	$132	$447
The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Total reportable operating segments' income from operations	$320	$173	$640	$447
Share-based compensation	(22)	(15)	(65)	(54)
Amortization of acquisition-related balances	(56)	(54)	(114)	(113)
Acquisition and integration costs	(3)	(2)	(6)	(4)
Gain on insurance settlement	—	—	—	32
Restructuring and other	(4)	—	(8)	(3)
Income from operations, as reported	235	102	447	305
Interest income	—	4	1	10
Interest expense	(19)	(20)	(39)	(39)
Other income (expense), net	(8)	22	(6)	34
Income before taxes, as reported	$208	$108	$403	$310
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, increased trade tension and tightening of export control regulations, impact of pandemic conditions, such as the novel coronavirus ("COVID-19"), impacts to the supply chain, the impact of volatile weather caused by environmental conditions such as climate change, and our and the combined group's estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
COVID-19 pandemic
Our global operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the six months ended April 30, 2021, governments in many countries, including the United States, continued to issue orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. Working with local governments and health officials to implement health and safety measures at all of our locations, we have re-opened most sites worldwide and significantly ramped our production and services operations.
For discussion of risks related to COVID-19 on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and six months ended April 30, 2021 and 2020
We realized the most notable impacts of the COVID-19 virus control measures in the last half of the second quarter and continuing into the third quarter of fiscal 2020, with sequential improvement each quarter thereafter. During the three and six months ended April, 30, 2020, our orders, revenues and margins were adversely impacted by site closures and supply chain disruptions resulting from the global disruptions and shutdown of our production facilities, resulting in a soft prior-period compare.
Total orders for the three and six months ended April 30, 2021 were $1,332 million and $2,555 million, respectively, an increase of 22 percent and 15 percent compared to the same periods last year. Orders associated with acquisitions had a favorable impact of 2 percent and 1 percent on the year-over-year order growth for the three and six months ended April 30, 2021. Foreign currency movements had a favorable impact of 1 percent on year-over-year order growth for both the three and six months ended April 30, 2021. For both the three and six months ended April 30, 2021, orders grew across all regions.
Revenue for the three and six months ended April 30, 2021 was $1,221 million and $2,401 million, respectively, an increase of 36 percent and 21 percent, respectively, when compared to the same periods last year. Revenue associated with acquisitions had a favorable impact of 1 percent on the year-over-year revenue growth for both the three and six months ended April 30, 2021. Foreign currency movements had a favorable impact of 1 percent and 2 percent on the year-over-year revenue growth for the three and six months ended April 30, 2021, respectively. For the three and six months ended April 30, 2021, revenue for both the Communications Solutions Group and Electronic Industrial Solutions Group increased year-over-year driven by strength in all markets. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented 72 percent and 28 percent, respectively, of total revenue for both the three and six months ended April 30, 2021.
Net income for the three and six months ended April 30, 2021 was $186 million and $358 million, respectively, compared to $71 million and $234 million for the same periods last year. The increase in net income for the three months ended

April 30, 2021 was primarily driven by higher revenue volume and lower income tax expense, partially offset by an increase in variable people-related costs, a loss on a partial settlement of a non-U.S. pension plan and the changes in fair value of our equity investments. The increase in net income for the six months ended April 30, 2021 was primarily driven by higher revenue volume and lower income tax expense, partially offset by an increase in variable people-related costs, lower operating income due to a one-time prior-period gain related to an insurance settlement, a loss on a partial settlement of a non-U.S. pension plan and the changes in fair value of our equity investments.
Outlook
Our strategy of bringing first-to-market solutions that help customers develop new technologies and accelerate innovation provides a platform for long-term growth. We expect our customers to continue to make R&D investments in certain next-generation technologies. We are still in the early market stages for technologies, such as 5G/6G, next-generation automotive, internet of things ("IoT") and defense modernization and expect technology investments to continue. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, pandemics or epidemics, such as the COVID-19 outbreak, as well as the recent global semiconductor chip shortage. We have complied and will continue to comply with U.S. Department of Commerce export control regulations. We remain confident in our long-term secular market growth trends and the strength of our operating model.
Critical Accounting Policies and Estimates
There were no material changes during the three and six months ended April 30, 2021 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Adoption of New Accounting Pronouncements
Accounting standard updates during the three and six months ended April 30, 2021 that have been issued by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not material to our condensed consolidated financial statements.
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
Results from Operations - Three and six months ended April 30, 2021 and 2020
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
			(in millions)
Revenue:
Products	$996	$708	$1,966	$1,610	41%	22%
Services and other	225	187	435	380	20%	14%
Total revenue	$1,221	$895	$2,401	$1,990	36%	21%

The following table provides the percent change in revenue for the three and six months ended April 30, 2021 by geographic region including and excluding the impact of foreign currency movements as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Six Months Ended
	April 30, 2021		April 30, 2021
Geographic Region	Actual	Currency Adjusted	Actual	Currency Adjusted
Americas	47%	47%	23%	23%
Europe	36%	31%	21%	16%
Asia Pacific	28%	27%	19%	17%
Total revenue	36%	35%	21%	19%
For the three and six months ended April 30, 2021, revenue grew across all regions. On a geographical basis, foreign currency movements had a favorable impact of 5 percentage points on revenue in Europe for both the three and six months ended April 30, 2021, and a favorable impact of 1 percentage point and 2 percentage points, respectively, on revenue in Asia Pacific for the three and six months ended April 30, 2021.
Costs and Expenses

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
Total gross margin	60.4%	57.7%	60.1%	58.9%	3 ppts	1 ppt
Operating margin	19.3%	11.4%	18.6%	15.3%	8 ppts	3 ppts

in millions
Research and development	$209	$166	$408	$353	25%	15%
Selling, general and administrative	$297	$251	$598	$551	18%	8%
Other operating expense (income), net	$(4)	$(3)	$(9)	$(38)	12%	(76)%
Gross margin for the three and six months ended April 30, 2021 increased 3 percentage points and 1 percentage point, respectively, compared to the same periods last year, primarily driven by higher revenue volume, partially offset by higher variable people-related costs and warranty costs.
R&D expense for the three and six months ended April 30, 2021 increased 25 percent and 15 percent when compared to the same periods last year, primarily driven by increases in variable people-related costs, incremental costs of acquired businesses and greater investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by a decline in travel costs due to COVID-19 related restrictions. As a percentage of revenue, R&D expense was 17 percent for both the three and six months ended April 30, 2021, as compared to 19 percent and 18 percent for the three and six months ended April 30, 2020, respectively.
Selling, general and administrative expense for the three and six months ended April 30, 2021 increased 18 percent and 8 percent, respectively, compared to the same periods last year, primarily driven by increases in variable people-related and infrastructure-related costs and the incremental costs of an acquired business, partially offset by reductions in travel and marketing-related costs due to COVID-19 related restrictions.
Other operating expense (income), net for the three and six months ended April 30, 2021 was income of $4 million and $9 million, respectively, compared to income of $3 million and $38 million for the same periods last year. Other operating expense (income), net for the six months ended April 30, 2020 included a one-time gain of $32 million on an insurance settlement.
Operating margin for the three months ended April 30, 2021 increased 8 percentage points compared to the same periods last year, primarily driven by gross margin gains from higher revenue volumes, partially offset by an increase in variable people-related costs. Operating margin for the six months ended April 30, 2021 increased 3 percentage points compared to the same period last year, primarily driven by gross margin gains from higher revenue volumes, partially offset by an increase in variable people-related costs and lower operating income due to a one-time prior-period gain related to an insurance settlement.
As of April 30, 2021, our headcount was approximately 14,000 compared to approximately 13,700 at April 30, 2020. The increase in headcount was primarily driven by acquisitions.

Interest Income and Expense
Interest income for the three and six months ended April 30, 2021 was zero and $1 million, respectively, as compared to $4 million and $10 million, respectively, for the comparable periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and six months ended April 30, 2021 was $19 million and $39 million, respectively, as compared to $20 million and $39 million, respectively, for the comparable periods last year and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three and six months ended April 30, 2021 was expense of $8 million and $6 million, respectively, compared to income of $22 million and $34 million, respectively, for the same periods last year and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets and amortization of net actuarial loss and prior service credits) and the change in fair value of our equity investments. The decrease in other income (expense), net for the three and six months ended April, 30, 2021, is primarily due to a $16 million loss on a partial settlement of a non-U.S. pension plan and changes in fair value of our equity investments.
Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Income before taxes	$208	$108	$403	$310
Provision for income taxes	22	37	45	76
Effective tax rate	10.7%	34.9%	11.1%	24.6%
The tax expense for the three and six months ended April 30, 2021 was lower than the tax expense for the three and six months ended April 30, 2020 primarily due to discrete tax differences in the six months ended April 30, 2021 and the impacts of COVID-19 on the 2020 annual forecast, which reflected a greater proportion of Keysight income in jurisdictions with higher tax rates.
The income tax expense for the three and six months ended April 30, 2021 included a net discrete benefit of $10 million and $21 million, respectively. The decrease in tax expense for the three months ended April 30, 2021 was primarily due to integration activities for acquired entities, which resulted in a decrease in the U.S. taxes expected to be imposed upon the repatriation of unremitted foreign earnings. The decrease in tax expense for the six months ended April 30, 2021 also includes the increased benefit of U.S. state R&D credits and a reduction in U.S. state taxes on foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of the tax incentives decreased the income tax provision by $24 million and $13 million for the six months ended April 30, 2021 and 2020, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.13 and $0.07 for the six months ended April 30, 2021 and 2020, respectively. The Singapore tax incentive is due for renewal in 2024. The incentive in Malaysia is due for renewal in 2025.
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
Keysight’s 2008 Malaysian income tax return was examined by the Malaysian Tax Authority. This tax year pre-dates our separation from Agilent. However, pursuant to the tax matters agreement between Agilent and Keysight that was finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties to the Malaysian Tax Authority of $68 million on gains related to intellectual property rights. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is pursuing all avenues to resolve this issue favorably for the company.
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
Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
	(in millions)		(in millions)
Total revenue	$877	$653	$1,729	$1,471	34%	18%
The Communications Solutions Group revenue for the three and six months ended April 30, 2021 increased 34 percent and 18 percent, respectively, when compared to the same periods last year. Foreign currency movements had a favorable impact of 2 percent and 1 percent on year-over-year revenue growth for the three and six months ended April 30, 2021, respectively. Revenue grew in both aerospace, defense and government and commercial communications markets and across all regions.
Revenue from the commercial communications market represented 69 percent and 67 percent, respectively, of the total Communications Solutions Group revenue for the three and six months ended April 30, 2021 and increased 30 percent and 12 percent year-over-year, respectively. The strong revenue growth was driven by improved economic conditions across the communications ecosystem. For both the three and six months ended April 30, 2021, revenue grew across all regions. We continue to see investments in 5G, fueled by the ongoing redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data centers and the cloud.
Revenue from the aerospace, defense and government market represented 31 percent and 33 percent, respectively, of the total Communications Solutions Group revenue for the three and six months ended April 30, 2021, and increased 46 percent and 31 percent year-over-year, respectively. The strong revenue growth was driven by increased customer demand. For the three and six months ended April 30, 2021, revenue increased across all regions. Revenue growth was mainly driven by continued investment in electromagnetic spectrum operations, space, satellite, signal monitoring and new commercial technologies like 5G and early 6G research.

Gross Margin and Operating Margin
The following table provides the Communications Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2021 as compared to the same periods last year.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
Total gross margin	64.7%	63.1%	64.7%	64.6%	2 ppts	—
Operating margin	25.4%	17.5%	25.8%	21.4%	8 ppts	4 ppts

in millions
Research and development	$150	$123	$293	$262	22%	12%
Selling, general and administrative	$197	$177	$385	$378	11%	2%
Other operating expense (income), net	$(3)	$(2)	$(7)	$(5)	22%	29%
Income from operations	$222	$114	$446	$315	95%	42%
Gross margin for the three months ended April 30, 2021 increased 2 percentage points compared to the same period last year, primarily driven by higher revenue volume, partially offset by higher variable people-related costs and warranty costs. Gross margin for the six months ended April 30, 2021 was flat compared to the same period last year, driven by higher revenue volume offset by higher variable people-related costs and warranty costs.
R&D expense for the three and six months ended April 30, 2021 increased 22 percent and 12 percent, respectively, compared to the same periods last year, primarily driven by higher variable people-related costs and greater investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by a decline in travel costs.
Selling, general and administrative expense for the three and six months ended April 30, 2021 increased 11 percent and 2 percent, respectively, compared to the same periods last year, primarily driven by higher variable people-related costs, infrastructure-related costs and selling costs, partially offset by reductions in travel and marketing-related costs due to COVID-19 related restrictions.
Other operating expense (income), net for the three and six months ended April 30, 2021 was income of $3 million and $7 million, respectively, compared to income of $2 million and $5 million, respectively, for the same periods last year.
Income from Operations
Income from operations for the three and six months ended April 30, 2021 increased $108 million and $131 million, respectively, on corresponding revenue increases of $224 million and $258 million, respectively, compared to the same periods last year.
Operating margin for the three and six months ended April 30, 2021 increased 8 percentage points and 4 percentage points, respectively, compared to the same periods last year, primarily driven by higher revenue volume, partially offset by increase in variable people-related costs.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industries and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic measurement instruments, design and test software and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment, and automated software test capabilities that include artificial intelligence and machine learning to automatically identify, build and execute tests critical to digital business success and a strong customer experience
Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
	(in millions)		(in millions)
Total revenue	$344	$242	$672	$519	42%	29%
The Electronic Industrial Solutions Group revenue for the three and six months ended April 30, 2021 increased 42 percent and 29 percent, respectively, compared to the same periods last year. Revenue associated with acquisitions had a favorable impact of 3 percent on the year-over-year revenue growth for both the three and six months ended April 30, 2021. Foreign currency movements had a favorable impact of 2 percent on the year-over-year revenue growth for both the three and six months ended April 30, 2021. The revenue increase was primarily driven by growth in general electronics measurement and semiconductor measurement solutions. While we continue to see investments in next-generation semiconductor technologies and growth in general electronics measurement, we also see improved macro conditions in the automotive market and increased investment in new mobility technologies. Revenue grew across all regions for both the three and six months ended April 30, 2021.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and six months ended April 30, 2021 versus the three and six months ended April 30, 2020.

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
Total gross margin	64.0%	62.0%	63.7%	61.5%	2 ppts	2 ppts
Operating margin	28.4%	24.4%	28.9%	25.4%	4 ppts	4 ppts

in millions
Research and development	$53	$39	$101	$80	36%	27%
Selling, general and administrative	$70	$53	$135	$110	33%	23%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	—	—
Income from operations	$98	$59	$194	$132	65%	47%
Gross margin for both the three and six months ended April 30, 2021 increased 2 percentage points, compared to the same periods last year, primarily driven by higher revenue volume and favorable mix, partially offset by higher variable people-related costs and warranty costs.
R&D expense for the three and six months ended April 30, 2021 increased 36 percent and 27 percent, respectively, compared to the same periods last year, primarily driven by greater investment in key growth opportunities in our end markets and leading-edge technologies, incremental costs of an acquired business and variable people-related costs.
Selling, general and administrative expense for the three and six months ended April 30, 2021 increased 33 percent and 23 percent, respectively, compared to the same periods last year, primarily due to incremental costs of an acquired business and higher selling, marketing, variable people-related costs and infrastructure-related costs.
Other operating expense (income) for the three and six months ended April 30, 2021 was income of $1 million and $2 million, respectively. Other operating expense (income) for the three and six months ended April 30, 2020 was income of $1 million and $2 million, respectively.
Income from Operations
Income from operations for the three and six months ended April 30, 2021 increased $39 million and $62 million, respectively, on corresponding revenue increases of $102 million and $153 million, respectively, compared to the same periods last year.
Operating margin for both the three and six months ended April 30, 2021 increased 4 percentage points, compared to the same periods last year, primarily driven by gross margin gains from higher revenue volume and favorable mix, partially offset by higher selling, marketing, variable people-related and infrastructure-related costs.
Financial Condition
Liquidity and Capital Resources
Our cash, cash equivalents and restricted cash, total debt and revolving credit facility were as follows:

	April 30, 2021	October 31, 2020
	(in millions)
Cash, cash equivalents and restricted cash	$2,009	$1,767
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$450	$450

In addition to the capital resources noted above, under our revolving credit facility, we are permitted to increase the total commitments by up to $150 million (to a total of $600 million) in the aggregate on one or more occasions upon request. As of April 30, 2021 and October 31, 2020, we had no borrowings outstanding under the facility.
As of April 30, 2021, approximately $1,252 million of our cash, cash equivalents and restricted cash was held outside of the United States in our foreign subsidiaries. Our cash and cash equivalents mainly consist of investments in institutional money market funds, short-term deposits held at major global financial institutions and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
We believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. Cash generated from our operations provides our primary source of cash flows.
Our key cash flow activities were as follows:

	Six Months Ended
	April 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$697	$495
Net cash used in investing activities	$(197)	$(28)
Net cash used in financing activities	$(264)	$(220)
Net Cash Provided by Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding and other items impact reported cash flows.
Net cash provided by operating activities increased $202 million during the six months ended April 30, 2021 compared to the same period last year.
•Net income for the six months ended April 30, 2021 increased $124 million compared to the same period last year. Non-cash adjustments to net income were higher by $45 million due to a one-time prior-period gain of $32 million related to an insurance recovery of property, plant and equipment reflected as cash from investing activity, a $16 million loss on a partial settlement of a non-U.S. pension plan, a $10 million increase in share-based compensation expense, a $13 million increase in depreciation and amortization and a $19 million increase from other miscellaneous non-cash activities, partially offset by a $45 million decrease in deferred tax expense.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $66 million during the first six months of fiscal 2021 compared to net cash provided of $48 million in the comparable period last year, primarily due to higher revenue volume, timing of collections and payments as well as the impact of COVID-19 related site closures and supply chain disruptions in the prior year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•The aggregate other movements in assets and liabilities provided net cash of $150 million during the first six months of fiscal 2021 compared to net cash provided of $3 million in the comparable period last year, primarily due to higher variable compensation accruals, net of payments, and higher cash inflow from deferred revenue as compared to the same period last year.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $169 million during the six months ended April 30, 2021 compared to the same period last year. For the six months ended April 30, 2021, we used $102 million, net of $11 million cash acquired, for the acquisition of Sanjole Inc., a leader in wireless test and measurement solutions for protocol decoding and interoperability. Additionally, we used $34 million, net, for other acquisition activity. For the six months ended April 30, 2021 and 2020, investments in property, plant and equipment were $61 million and $55 million, respectively. For the six months ended April 30, 2020, we received $32 million of insurance proceeds for property, plant and equipment damaged in the 2017 northern California wildfires, and we used $5 million for an acquisition.
We anticipate total fiscal 2021 capital spending to be approximately $175 million, mainly driven by capital investments to increase the resiliency of our supply chains.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $44 million during the six months ended April 30, 2021 compared to the same period last year primarily due to higher treasury stock repurchases.
Treasury Stock Repurchases
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
Contractual and Other Obligations
There were no material changes to the contractual commitments from our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There were no material changes during the six months ended April 30, 2021 to this information reported in the company’s 2020 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. In response to these measures and to protect the health and safety of our employees, we temporarily closed our facilities globally and asked all employees who can work from home to do so for the foreseeable future, made substantial changes to employee travel policies, and canceled training and marketing events or moved them to a virtual format. As a supplier to some critical and essential businesses, we restarted on-site operations using only employees who are not able to work effectively from home and where doing so is in compliance with local regulations and our COVID-19 safety procedures. Our customers, suppliers and vendors are all subject to these restrictions and orders and are similarly impacted. Fluctuation in infection rates and the appearance of new variants of COVID-19 in the regions in which we operate has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated restrictions.
The uncertain duration and severity of the pandemic, as well as periodic spikes in infection rates, local outbreaks of the virus or potential outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, where available, could cause further shutdowns of our operations or those of our suppliers, customers or vendors. Any outbreaks causing renewed implementation or extension of existing government orders could also impact the availability of our employees or other workers, which could further impact our ability to manufacture, ship or deliver products and solutions to customers. As new variants of the virus appear, especially variants that are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to collaborate globally with customers, suppliers, and internal colleagues.
The pandemic may have an adverse impact on our suppliers’ ability to manufacture critical components, and has led to a global semiconductor chip shortage, which could adversely impact our ability to procure such components and manufacture products. Global shifts in customer demand and raw material supply due to COVID-19 could result in delayed or canceled orders and our customers’ reduced spending, reduced demand for products and solutions, and their inability to pay for products and solutions.
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
Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. During a general market upturn or an upturn in our business, if we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our income, margin and operating results. By contrast, if, during an economic downturn, we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins and operating results.
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
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “KEYS.” The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2021.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2021 through February 28, 2021	506,300	138.25	506,300	$660,092,708
March 1, 2021 through March 31, 2021	1,085,300	138.39	1,085,300	$509,902,865
April 1, 2021 through April 30, 2021	—	—	—	$509,902,865
Total	1,591,600		1,591,600

(1)	On November 18, 2020, our board of directors approved a new stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock.

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	May 28, 2021	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 28, 2021	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)