Form 10-Q
period 2021-07-31
Keysight Technologies, Inc.
filed 2021-08-31
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at August 27, 2021 was 184,195,849.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue:
Products	$1,021	$813	$2,987	$2,423
Services and other	225	198	660	578
Total revenue	1,246	1,011	3,647	3,001
Costs and expenses:
Cost of products	370	330	1,151	992
Cost of services and other	88	75	264	232
Total costs	458	405	1,415	1,224
Research and development	207	169	615	522
Selling, general and administrative	302	259	900	810
Other operating expense (income), net	(5)	(4)	(14)	(42)
Total costs and expenses	962	829	2,916	2,514
Income from operations	284	182	731	487
Interest income	1	1	2	11
Interest expense	(20)	(20)	(59)	(59)
Other income (expense), net	5	22	(1)	56
Income before taxes	270	185	673	495
Provision for income taxes	16	9	61	85
Net income	$254	$176	$612	$410

Net income per share:
Basic	$1.38	$0.94	$3.31	$2.19
Diluted	$1.36	$0.93	$3.27	$2.16

Weighted average shares used in computing net income per share:
Basic	184	187	185	187
Diluted	186	190	187	190

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net income	$254	$176	$612	$410
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $7, zero, $(4)and $2	(22)	—	18	(7)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(1)	1	(1)	3
Foreign currency translation, net of tax benefit (expense) of zero	(7)	37	10	30
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $6, $4, $16 and $8	13	11	44	39
Change in net prior service credit, net of tax benefit of zero, $1, zero and $2	—	(2)	—	(7)
Other comprehensive income (loss)	(17)	47	71	58
Total comprehensive income	$237	$223	$683	$468

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	July 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,153	$1,756
Accounts receivable, net	677	606
Inventory	770	757
Other current assets	229	255
Total current assets	3,829	3,374
Property, plant and equipment, net	616	595
Operating lease right-of-use assets	231	182
Goodwill	1,610	1,537
Other intangible assets, net	283	361
Long-term investments	68	61
Long-term deferred tax assets	739	740
Other assets	428	368
Total assets	$7,804	$7,218
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$249	$224
Employee compensation and benefits	294	289
Deferred revenue	476	391
Income and other taxes payable	47	64
Operating lease liabilities	41	43
Other accrued liabilities	92	70
Total current liabilities	1,199	1,081
Long-term debt	1,791	1,789
Retirement and post-retirement benefits	348	362
Long-term deferred revenue	179	175
Long-term operating lease liabilities	196	149
Other long-term liabilities	341	365
Total liabilities	4,054	3,921
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 197 million shares at July 31, 2021 and 196 million shares at October 31, 2020 issued	2	2
Treasury stock at cost; 13.0 million shares at July 31, 2021 and 10.7 million shares at October 31, 2020	(1,072)	(752)
Additional paid-in-capital	2,200	2,110
Retained earnings	3,148	2,536
Accumulated other comprehensive loss	(528)	(599)
Total stockholders' equity	3,750	3,297
Total liabilities and equity	$7,804	$7,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net income	$612	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87	76
Amortization	149	163
Share-based compensation	83	72
Deferred tax expense (benefit)	(49)	7
Excess and obsolete inventory-related charges	20	21
Loss on settlement of pension plan	16	—
Gain on insurance proceeds received for damage to property, plant and equipment	—	(32)
Other non-cash expense (income), net	7	(10)
Changes in assets and liabilities:
Accounts receivable	(64)	112
Inventory	(30)	(91)
Accounts payable	10	(60)
Employee compensation and benefits	(12)	(57)
Deferred revenue	86	35
Income taxes payable	8	8
Retirement and post-retirement benefits	5	(9)
Other assets and liabilities	26	33
Net cash provided by operating activities	954	678

Cash flows from investing activities:
Investments in property, plant and equipment	(101)	(87)
Acquisition of businesses and intangible assets, net of cash acquired	(136)	(324)
Insurance proceeds received for damage to property, plant and equipment	—	32
Other investing activities	(1)	—
Net cash used in investing activities	(238)	(379)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	59	57
Payment of taxes related to net share settlement of equity awards	(53)	(52)
Treasury stock repurchases	(320)	(196)
Payment of acquisition-related contingent consideration	(2)	—
Repayment of debt	—	(7)
Other financing activities	(1)	—
Net cash used in financing activities	(317)	(198)

Effect of exchange rate movements	4	2

Net increase in cash, cash equivalents, and restricted cash	403	103
Cash, cash equivalents, and restricted cash at beginning of period	1,767	1,600
Cash, cash equivalents, and restricted cash at end of period	$2,170	$1,703

Supplemental cash flow information:
Interest payments	$37	$38
Income tax paid, net	$100	$66
Investments in property, plant and equipment included in accounts payable	$27	$10
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of April 30, 2021	196,901	$2	$2,152	(12,461)	$(992)	$2,894	$(511)	$3,545
Net income	—	—	—	—	—	254	—	254
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17)	(17)
Issuance of common stock	318	—	30	—	—	—	—	30
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	19	—	—	—	—	19
Repurchase of common stock	—	—	—	(569)	(80)	—	—	(80)
Balance as of July 31, 2021	197,219	$2	$2,200	(13,030)	$(1,072)	$3,148	$(528)	$3,750

Balance as of October 31, 2020	195,661	$2	$2,110	(10,732)	$(752)	$2,536	$(599)	$3,297
Net income	—	—	—	—	—	612	—	612
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	71	71
Issuance of common stock	1,558	—	59	—	—	—	—	59
Taxes related to net share settlement of equity awards	—	—	(52)	—	—	—	—	(52)
Share-based compensation	—	—	83	—	—	—	—	83
Repurchase of common stock	—	—	—	(2,298)	(320)	—	—	(320)
Balance as of July 31, 2021	197,219	$2	$2,200	(13,030)	$(1,072)	$3,148	$(528)	$3,750

Balance as of April 30, 2020	195,107	$2	$2,044	(8,505)	$(537)	$2,143	$(567)	$3,085
Net income	—	—	—	—	—	176	—	176
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	47	47
Issuance of common stock	529	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	17	—	—	—	—	17
Repurchase of common stock	—	—	—	—	—	—	—	—
Balance as of July 31, 2020	195,636	$2	$2,090	(8,505)	$(537)	$2,319	$(520)	$3,354

Balance as of October 31, 2019	193,769	$2	$2,013	(6,458)	$(342)	$1,909	$(578)	$3,004
Net income	—	—	—	—	—	410	—	410
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	58	58
Issuance of common stock	1,867	—	57	—	—	—	—	57
Taxes related to net share settlement of equity awards	—	—	(52)	—	—	—	—	(52)
Share-based compensation	—	—	72	—	—	—	—	72
Repurchase of common stock	—	—	—	(2,047)	(195)	—	—	(195)
Balance as of July 31, 2020	195,636	$2	$2,090	(8,505)	$(537)	$2,319	$(520)	$3,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2021 and October 31, 2020, results of operations for the three and nine months ended July 31, 2021 and 2020 and cash flows for the nine months ended July 31, 2021 and 2020.
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
New Accounting Pronouncements. Accounting standard updates during the first nine months of fiscal 2021 that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not material to our condensed consolidated financial statements. Other amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

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

	Three Months Ended
	July 31,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$418	$81	$499	$321	$44	$365
Europe	122	79	201	94	65	159
Asia Pacific	335	211	546	345	142	487
Total revenue	$875	$371	$1,246	$760	$251	$1,011

End Market
Aerospace, Defense & Government	$280	$—	$280	$202	$—	$202
Commercial Communications	595	—	595	558	—	558
Electronic Industrial	—	371	371	—	251	251
Total revenue	$875	$371	$1,246	$760	$251	$1,011

Timing of Revenue Recognition
Revenue recognized at a point in time	$729	$322	$1,051	$624	$216	$840
Revenue recognized over time	146	49	195	136	35	171
Total revenue	$875	$371	$1,246	$760	$251	$1,011

	Nine Months Ended
	July 31,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,228	$223	$1,451	$993	$149	$1,142
Europe	380	222	602	301	190	491
Asia Pacific	996	598	1,594	937	431	1,368
Total revenue	$2,604	$1,043	$3,647	$2,231	$770	$3,001

End Market
Aerospace, Defense & Government	$845	$—	$845	$632	$—	$632
Commercial Communications	1,759	—	1,759	1,599	—	1,599
Electronic Industrial	—	1,043	1,043	—	770	770
Total revenue	$2,604	$1,043	$3,647	$2,231	$770	$3,001

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,172	$907	$3,079	$1,832	$666	$2,498
Revenue recognized over time	432	136	568	399	104	503
Total revenue	$2,604	$1,043	$3,647	$2,231	$770	$3,001
Our point-in-time revenues are generated predominantly from the sale of various types of design and test software and hardware, and per-incident repair and calibration services. Perpetual software and the portion of term software subscription revenue in this category represents revenue recognized up front upon transfer of control at the time of electronic delivery. Revenue on per-incident repair and calibration services is recognized when services are performed. Over-time revenues are generated predominantly from the repair and calibration contracts, extended warranties, technical support for hardware and software, certain software subscription and Software as a Service ("SaaS") product offerings, and professional services. Technical support for software and when-and-if available software updates and upgrades are sold either together with our software licenses and software subscriptions, including SaaS, or separately as part of our customer support programs.
Additionally, we provide custom solutions that include combinations of hardware, software, software subscriptions, installation, professional services, and other support services, and revenue may be recognized either up front on delivery or over time depending upon the terms of the contract.
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. The contract assets balances were $61 million as of both July 31, 2021 and October 31, 2020, respectively, and is included in "accounts receivables, net" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $32 million and $31 million as of July 31, 2021 and October 31, 2020, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $20 million and $58 million for the three and nine months ended July 31, 2021, respectively, and $17 million and $50 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Nine Months Ended
July 31,
2021
(in millions)
Balance at October 31	$566
Deferred revenue arising out of acquisitions	2
Deferral of revenue billed in current period, net of recognition	424
Revenue recognized that was deferred as of the beginning of the period	(338)
Foreign currency translation impact	1
Balance at July 31	$655
Of the $338 million of revenue recognized in the nine months ended July 31, 2021 that was deferred as of the beginning of the period, approximately $72 million was recognized in the three months ended July 31, 2021.
Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $365 million as of July 31, 2021, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of July 31, 2021, we expect to recognize 15 percent of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 45 percent during 2022, and 40 percent thereafter.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Cost of products and services	$3	$4	$16	$13
Research and development	4	4	17	15
Selling, general and administrative	12	11	51	45
Total share-based compensation expense	$19	$19	$84	$73

4.    INCOME TAXES
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Income before taxes	$270	$185	$673	$495
Provision for income taxes	$16	$9	$61	$85
Effective tax rate	5.9%	4.7%	9.0%	17.2%
The tax expense for the three months ended July 31, 2021 was higher compared to the same period last year, primarily due to an increase in income before taxes partially offset by a decrease in tax expense due to discrete tax differences. The tax expense for the nine months ended July 31, 2021 was lower compared to the same period last year primarily due to a decrease in tax expense due to discrete tax differences, partially offset by an increase in income before taxes.
The income tax expense for the three and nine months ended July 31, 2021, included a net discrete benefit of $26 million and $46 million, respectively. The income tax expense for the three and nine months ended July 31, 2020, included a net discrete benefit of $10 million and $5 million, respectively. The increase in discrete tax benefit for the three months ended July 31, 2021 was primarily due to release of valuation allowance on Netherlands tax assets due to change in tax law regarding loss carryforwards, a tax benefit resulting from tax rate change in the United Kingdom, and a release of valuation allowance on tax assets for certain U.S. states due to increased profitability. The increase in discrete tax benefit for the nine months ended July 31, 2021 also includes the impact of integration activities for acquired entities resulting in a decrease in U.S. taxes expected to be imposed upon the repatriation of unremitted foreign earnings, an increased benefit of U.S. state R&D credits, and a reduction in U.S. state taxes expected to be imposed on foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of the tax incentives decreased the income tax provision by $41 million and $29 million for the nine months ended July 31, 2021 and 2020, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.22 and $0.15 for the nine months ended July 31, 2021 and 2020, respectively. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025.
The open tax years for the IRS and most U.S. states as of July 31, 2021 are from November 1, 2016 through the current tax year. The Tax Cuts and Jobs Act was enacted in December 2017 and imposed a one-time U.S. tax on foreign earnings not previously repatriated to the U.S., known as the Transition Tax, which was reported in Keysight’s 2018 U.S. federal income tax return. This tax year is currently under examination by the IRS. For the majority of our foreign entities, the open tax years are from November 1, 2015 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. At this time, management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If resolution of any tax issues addressed in our current open examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.
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
5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Net income	$254	$176	$612	$410
Basic weighted-average shares	184	187	185	187
Potential common shares— stock options and other employee stock plans	2	3	2	3
Diluted weighted-average shares	186	190	187	190
Net income per share - basic	$1.38	$0.94	$3.31	$2.19
Net income per share - diluted	$1.36	$0.93	$3.27	$2.16
Diluted shares outstanding include the dilutive effect of in-the-money options and non-vested RSUs. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three and nine months ended July 31, 2021 and 2020.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of July 31, 2021 and October 31, 2020 and the activity for the nine months ended July 31, 2021 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2020	$984	$553	$1,537
Foreign currency translation impact	(7)	8	1
Goodwill arising from acquisitions	72	—	72
Goodwill at July 31, 2021	$1,049	$561	$1,610

Components of goodwill:
Goodwill	$1,693	$553	$2,246
Accumulated impairment losses	(709)	—	(709)
Goodwill at October 31, 2020	$984	$553	$1,537
Goodwill	$1,758	$561	$2,319
Accumulated impairment losses	(709)	—	(709)
Goodwill at July 31, 2021	$1,049	$561	$1,610

Other intangible assets as of July 31, 2021 and October 31, 2020 consisted of the following:

	July 31, 2021			October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$958	$854	$104	$915	$749	$166
Backlog	17	16	1	17	14	3
Trademark/Tradename	36	28	8	35	25	10
Customer relationships	381	220	161	363	183	180
Non-compete agreements	3	1	2	1	1	—
Total amortizable intangible assets	1,395	1,119	276	1,331	972	359
In-Process R&D	7	—	7	2	—	2
Total	$1,402	$1,119	$283	$1,333	$972	$361
During the nine months ended July 31, 2021, we acquired Sanjole Inc. ("Sanjole") for $102 million, net of $11 million cash acquired, and recognized additions to goodwill and other intangible assets of $49 million and $51 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. We expect the goodwill recognized on the Sanjole acquisition or any potential impairment charges in the future to be deductible for income tax purposes. The identified intangible assets primarily consist of developed technology of $24 million, customer relationships of $17 million and in-process R&D of $7 million. The estimated useful lives of developed technology and customer relationships are 7 years and 9 years, respectively. Sanjole is a leader in wireless test and measurement solutions for protocol decoding and interoperability. Additionally, we used $34 million, net of cash acquired, for other acquisition activity, and recognized goodwill and other intangible assets of $23 million and $16 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill for the acquisitions was assigned to the Communications Solutions Group.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the nine months ended July 31, 2021.
During the nine months ended July 31, 2021, other intangible assets increased $4 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $33 million and $147 million for the three and nine months ended July 31, 2021, respectively. Amortization of other intangible assets was $54 million and $162 million for the three and nine months ended July 31, 2020, respectively.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2021 (remainder)	$26
2022	$96
2023	$74
2024	$34
2025	$17
Thereafter	$29
7.    FAIR VALUE MEASUREMENTS
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2021 and October 31, 2020 were as follows:

	Fair Value Measurements at
	July 31, 2021					October 31, 2020
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,402	$1,402	$—	$—	$—	$1,047	$1,047	$—	$—	$—
Derivative instruments (foreign exchange contracts)	3	—	3	—	—	3	—	3	—	—
Long-term
Derivative instruments (interest rate swaps)	42	—	42	—	—	23	—	23	—	—
Equity investments	58	58	—	—	—	52	52	—	—	—
Equity investments - other	10	—	—	—	10	9	—	—	—	9
Total assets measured at fair value	$1,515	$1,460	$45	$—	$10	$1,134	$1,099	$26	$—	$9
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—	$—	$4	$—	$4	$—	$—
Long-term
Deferred compensation liability	24	—	24	—	—	18	—	18	—	—
Total liabilities measured at fair value	$27	$—	$27	$—	$—	$22	$—	$22	$—	$—
Net unrealized gains on our equity investments were $1 million and $3 million for the three months ended July 31, 2021 and 2020, respectively. Net unrealized gains on our equity investments were $2 million and $13 million for the nine months ended July 31, 2021 and 2020, respectively.

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
The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 207 and 73, respectively, as of July 31, 2021. The aggregated notional amounts by currency and designation as of July 31, 2021 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$19	$46
British Pound	17	(108)
Singapore Dollar	23	12
Malaysian Ringgit	93	10
Japanese Yen	(101)	(42)
Other currencies	10	(11)
Total	$61	$(93)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of July 31, 2021 and October 31, 2020 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2021	October 31, 2020	Balance Sheet Location	July 31, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$3	$2	Other accrued liabilities	$1	$3
Interest rate swap contracts:
Other assets	42	23

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	—	1	Other accrued liabilities	2	1
Total derivatives	$45	$26		$3	$4
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(29)	$(3)	$19	$(7)
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$3	$3	$(2)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$1	$(1)	$(1)	$(2)
Selling, general and administrative	$—	$—	$2	$(1)
Gain excluded from effectiveness testing recognized in earnings based on changes in fair value:		—
Cost of products	$—	$—	$—	$2
Amount excluded from effectiveness testing recognized in earnings based on amortization approach:
Selling, general and administrative	$1	$—	$1	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Cost of products	$—	$—	$1	$—
Other income (expense), net	$(2)	$1	$(5)	$4
The estimated amount at July 31, 2021 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is zero.
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
The weighted average lease term of our operating leases was 8.4 years and 7.4 years as of July 31, 2021 and 2020, respectively. The weighted average discount rate of our operating leases was 3 percent as of July 31, 2021 and 2020.
The following table summarizes the components of our lease cost:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating lease cost	$13	$13	$39	$36
Variable lease cost	$4	$4	$11	$12
Short-term lease costs, sublease income and finance lease costs were immaterial for the three and nine months ended July 31, 2021 and 2020.
Supplemental cash flow information related to our operating leases was as follows:

	Nine Months Ended
	July 31,
	2021	2020
	(in millions)
Cash payments for operating leases	$40	$35
ROU assets obtained in exchange for operating lease obligations	$78	$62
Maturity Analysis of Liabilities
The maturities of our operating leases as of July 31, 2021 with initial terms exceeding one year were as follows:

Operating Leases
(in millions)
2021 (remainder)	$13
2022	43
2023	36
2024	29
2025	23
Thereafter	123
Total undiscounted lease liability	267
Imputed interest	30
Total discounted lease liability	$237
Leases That Have Not Yet Commenced
As of July 31, 2021, we did not have any material leases that had not yet commenced.
Lessor Disclosure
Rental income from leasing out excess facilities for both the three and nine months ended July 31, 2021 and July 31, 2020 was $2 million and $8 million, respectively, and is included in "other operating expense (income), net" in the condensed consolidated statement of operations. Other lessor arrangements were immaterial.
10.    DEBT
The following table summarizes the components of our long-term debt:

	July 31, 2021	October 31, 2020
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $2)	$599	$598
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $4 and $5)	696	695
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,791	$1,789

Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1.125 percent. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2021.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2021 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
As of July 31, 2021 and October 31, 2020, we had $41 million and $40 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value less debt issuance costs by approximately $230 million and $236 million as of July 31, 2021 and October 31, 2020, respectively.
11. RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2021 and 2020, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	July 31,
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$6	$5	$4	$4	$1	$1
Interest cost on benefit obligation	6	6	3	4	1	1
Expected return on plan assets	(13)	(11)	(19)	(20)	(3)	(3)
Amortization:
Net actuarial loss	6	5	10	8	3	3
Prior service credit	—	—	—	—	—	(3)
Net periodic benefit cost (benefit)	$5	$5	$(2)	$(4)	$2	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended
	July 31,
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$18	$17	$11	$11	$1	$1
Interest cost on benefit obligation	17	18	11	12	3	4
Expected return on plan assets	(39)	(33)	(58)	(62)	(9)	(9)
Amortization:
Net actuarial loss	18	14	31	25	8	8
Prior service credit	—	—	—	—	—	(9)
Settlement loss	—	—	16	—	—	—
Net periodic benefit cost (benefit)	$14	$16	$11	$(14)	$3	$(5)

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
In March 2021, we transferred substantially all the assets and obligations of our Netherlands defined benefit plan ("the Netherlands DB plan”) to an insurance company. The partial settlement resulted in a loss of $16 million, which is included in "other income (expense), net" in the condensed consolidated statement of operations during the nine months ended July 31, 2021. We received a net refund of $3 million due to the partial settlement of the Netherlands DB plan.
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and nine months ended July 31, 2021 and 2020. We contributed $1 million and $6 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2021, respectively. We contributed $2 million and $6 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2020, respectively.
For the remainder of 2021, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $2 million to our non-U.S. defined benefit plans.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	July 31, 2021	October 31, 2020
	(in millions)
Cash and cash equivalents	$2,153	$1,756
Restricted cash included in other current assets	—	9
Restricted cash included in other assets	17	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,170	$1,767
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	July 31, 2021	October 31, 2020
	(in millions)
Finished goods	$330	$342
Purchased parts and fabricated assemblies	440	415
Total inventory	$770	$757
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

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2021	2020
	(in millions)
Beginning balance	$33	$38
Accruals for warranties, including change in estimates	23	17
Settlements made during the period	(21)	(22)
Ending balance	$35	$33

Accruals for warranties due within one year	$21	$19
Accruals for warranties due after one year	14	14
Ending balance	$35	$33
13.    COMMITMENTS AND CONTINGENCIES
Commitments
Our contractual obligations for commitments to contract manufacturers and suppliers increased to $465 million as of July 31, 2021 from $349 million as of October 31, 2020, driven by higher revenue and advance purchase orders to secure capacity for critical parts due to global supply shortages. Our contractual obligations for other purchase commitments increased to $62 million as of July 31, 2021 from $52 million as of October 31, 2020. During the nine months ended July 31, 2021, there were no other material changes to our contractual commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations (ITAR). Pursuant the Consent Agreement, we will pay a penalty of $6.6 million, $2.5 million of which is suspended, over three years and will employ a special compliance officer for three years. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
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
For the nine months ended July 31, 2021, we repurchased 2,297,600 shares of common stock for $320 million. For the nine months ended July 31, 2020, we repurchased 2,047,166 shares of common stock for $195 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2021 and 2020 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of April 30, 2021	$7	$(569)	$(5)	$56	$(511)
Other comprehensive income (loss) before reclassifications	(7)	—	—	(29)	(36)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	19	—	(1)	18
Tax benefit (expense)	—	(6)	—	7	1
Other comprehensive income (loss)	(7)	13	—	(23)	(17)
As of July 31, 2021	$—	$(556)	$(5)	$33	$(528)

As of October 31, 2020	$(10)	$(600)	$(5)	$16	$(599)
Other comprehensive income (loss) before reclassifications	10	(14)	—	22	18
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	74	—	(1)	73
Tax benefit (expense)	—	(16)	—	(4)	(20)
Other comprehensive income (loss)	10	44	—	17	71
As of July 31, 2021	$—	$(556)	$(5)	$33	$(528)

As of April 30, 2020	$(50)	$(508)	$(1)	$(8)	$(567)
Other comprehensive income (loss) before reclassifications	37	—	—	—	37
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	15	(3)	1	13
Tax benefit (expense)	—	(4)	1	—	(3)
Other comprehensive income (loss)	37	11	(2)	1	47
As of July 31, 2020	$(13)	$(497)	$(3)	$(7)	$(520)

As of October 31, 2019	$(43)	$(536)	$4	$(3)	$(578)
Other comprehensive income (loss) before reclassifications	30	—	—	(9)	21
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	47	(9)	3	41
Tax benefit (expense)	—	(8)	2	2	(4)
Other comprehensive income (loss)	30	39	(7)	(4)	58
As of July 31, 2020	$(13)	$(497)	$(3)	$(7)	$(520)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2021 and 2020 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Unrealized gain (loss) on derivatives	$1	$(1)	$(1)	$(2)	Cost of products
	—	—	2	(1)	Selling, general and administrative
	—	—	—	—	Benefit (provision) for income tax
	1	(1)	1	(3)	Net of Income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(19)	(15)	(74)	(47)
Prior service credits	—	3	—	9
	(19)	(12)	(74)	(38)	Total before income tax
	5	3	19	6	Benefit (provision) for income tax
	(14)	(9)	(55)	(32)	Net of income tax

Total reclassifications for the period	$(13)	$(10)	$(54)	$(35)
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

	Three Months Ended
	July 31,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$875	$371	$1,246	$760	$251	$1,011
Segment income from operations	$224	$115	$339	$197	$67	$264

	Nine Months Ended
	July 31,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$2,604	$1,043	$3,647	$2,231	$770	$3,001
Segment income from operations	$670	$309	$979	$512	$199	$711
The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Total reportable operating segments' income from operations	$339	$264	$979	$711
Share-based compensation	(19)	(19)	(84)	(73)
Amortization of acquisition-related balances	(33)	(54)	(147)	(167)
Acquisition and integration costs	(2)	(8)	(8)	(12)
Gain on insurance settlement	—	—	—	32
Restructuring and other	(1)	(1)	(9)	(4)
Income from operations, as reported	284	182	731	487
Interest income	1	1	2	11
Interest expense	(20)	(20)	(59)	(59)
Other income (expense), net	5	22	(1)	56
Income before taxes, as reported	$270	$185	$673	$495
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
COVID-19 pandemic
Our global operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the nine months ended July 31, 2021, governments in many countries, including the United States, continued to issue orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. Working with local governments and health officials to implement health and safety measures at all of our locations, we have re-opened most sites worldwide and significantly ramped our production and services operations.
For discussion of risks related to COVID-19 on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and nine months ended July 31, 2021 and 2020
We realized the most notable impacts of the COVID-19 virus control measures in the last half of the second quarter and continuing into the third quarter of fiscal 2020, with sequential improvement each quarter thereafter. During the three and nine months ended July, 31, 2020, our orders, revenues and margins were adversely impacted by site closures and supply chain disruptions resulting from the global disruptions and shutdown of our production facilities, resulting in a soft prior-period compare.
Total orders for the three and nine months ended July 31, 2021 were $1,310 million and $3,865 million, respectively, an increase of 23 percent and 17 percent compared to the same periods last year. Orders associated with acquisitions had a favorable impact of 1 percent on the year-over-year order growth for both the three and nine months ended July 31, 2021. Foreign currency movements had a favorable impact of 1 percent on year-over-year order growth for both the three and nine months ended July 31, 2021. For both the three and nine months ended July 31, 2021, orders grew across all regions.
Revenue for the three and nine months ended July 31, 2021 was $1,246 million and $3,647 million, respectively, an increase of 23 percent and 22 percent compared to the same periods last year. Revenue associated with acquisitions had a favorable impact of 1 percent on the year-over-year revenue growth for both the three and nine months ended July 31, 2021. Foreign currency movements had a favorable impact of 1 percent and 2 percent on the year-over-year revenue growth for the three and nine months ended July 31, 2021, respectively. For the three and nine months ended July 31, 2021, revenue for both the Communications Solutions Group and Electronic Industrial Solutions Group increased year-over-year driven by strength in all markets. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented 70 percent and 30 percent, respectively, of total revenue for the three months ended July 31, 2021. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented 71 percent and 29 percent, respectively, of total revenue for the nine months ended July 31, 2021.

Net income for the three and nine months ended July 31, 2021 was $254 million and $612 million, respectively, compared to $176 million and $410 million for the same periods last year. The increase in net income for the three months ended July 31, 2021 was primarily driven by higher revenue volume and lower amortization of acquisition-related balances, partially offset by an increase in variable people-related and infrastructure-related costs, higher R&D investments and incremental costs of acquired businesses. The increase in net income for the nine months ended July 31, 2021 was primarily driven by higher revenue volume, lower amortization of acquisition-related balances and lower income tax expense, partially offset by an increase in variable people-related costs, higher R&D investment, lower operating income due to a one-time prior-period gain related to an insurance settlement, a loss on a partial settlement of our Netherlands defined benefit plan, incremental costs of acquired businesses and the changes in fair value of our equity investments.
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
Critical Accounting Policies and Estimates
There were no material changes during the three and nine months ended July 31, 2021 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Adoption of New Accounting Pronouncements
Accounting standard updates during the three and nine months ended July 31, 2021 that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not material to our condensed consolidated financial statements.
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
Results from Operations - Three and nine months ended July 31, 2021 and 2020
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
			(in millions)
Revenue:
Products	$1,021	$813	$2,987	$2,423	26%	23%
Services and other	225	198	660	578	14%	14%
Total revenue	$1,246	$1,011	$3,647	$3,001	23%	22%

The following table provides the percent change in revenue for the three and nine months ended July 31, 2021 by geographic region including and excluding the impact of foreign currency movements as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2021		July 31, 2021
Geographic Region	Actual	Currency Adjusted	Actual	Currency Adjusted
Americas	37%	37%	27%	27%
Europe	27%	21%	23%	18%
Asia Pacific	12%	11%	17%	15%
Total revenue	23%	22%	22%	20%
For the three and nine months ended July 31, 2021, revenue grew across all regions. On a geographical basis, foreign currency movements had a favorable impact of 6 percentage points and 5 percentage points, respectively on revenue in Europe for the three and nine months ended July 31, 2021 and a favorable impact of 1 percentage point and 2 percentage points, respectively, on revenue in Asia Pacific for the three and nine months ended July 31, 2021.
Costs and Expenses

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
Total gross margin	63.2%	59.9%	61.2%	59.2%	3 ppts	2 ppts
Operating margin	22.7%	18.0%	20.0%	16.2%	5 ppts	4 ppts

in millions
Research and development	$207	$169	$615	$522	23%	18%
Selling, general and administrative	$302	$259	$900	$810	17%	11%
Other operating expense (income), net	$(5)	$(4)	$(14)	$(42)	11%	(66)%
Gross margin for the three months ended July 31, 2021 increased 3 percentage points compared to the same period last year, primarily driven by lower amortization of acquisition-related balances, higher revenue volume and lower warranty costs, partially offset by higher variable people-related costs. Gross margin for the nine months ended July 31, 2021 increased 2 percentage points compared to the same period last year, primarily driven by higher revenue volume and lower amortization of acquisition-related balances, partially offset by higher variable people-related costs.
R&D expense for the three and nine months ended July 31, 2021 increased 23 percent and 18 percent, respectively, compared to the same periods last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, increases in variable people-related and incremental costs of acquired businesses. As a percentage of revenue, R&D expense was 17 percent for both the three and nine months ended July 31, 2021 and 2020, respectively.
Selling, general and administrative expense for the three months ended July 31, 2021 increased 17 percent compared to the same period last year, primarily driven by increases in variable people-related costs and infrastructure-related costs and incremental costs of acquired businesses. Selling, general and administrative expense for the nine months ended July 31, 2021 increased 11 percent compared to the same period last year, primarily driven by increases in variable people-related costs and infrastructure-related costs and incremental costs of acquired businesses, partially offset by reductions in travel and marketing-related costs due to COVID-19 related restrictions.
Other operating expense (income), net for the three and nine months ended July 31, 2021 was income of $5 million and $14 million, respectively, compared to income of $4 million and $42 million for the same periods last year. Other operating expense (income), net for the nine months ended July 31, 2020 included a one-time gain of $32 million on an insurance settlement.
Operating margin for the three months ended July 31, 2021 increased 5 percentage points compared to the same period last year, primarily driven by gross margin gains and lower operating expenses as a percentage of sales. Operating margin for the nine months ended July 31, 2021 increased 4 percentage points compared to the same period last year, primarily driven by gross margin gains and lower operating expenses as a percentage of sales, partially offset by lower operating income due to a one-time prior-period gain related to an insurance settlement.

As of July 31, 2021, our headcount was approximately 14,100 compared to approximately 13,800 at July 31, 2020.
Interest Income and Expense
Interest income for the three and nine months ended July 31, 2021 was $1 million and $2 million, respectively, as compared to $1 million and $11 million, respectively, for the comparable periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and nine months ended July 31, 2021 and 2020 was $20 million and $59 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for the three and nine months ended July 31, 2021 was income of $5 million and expense of $1 million, respectively, compared to income of $22 million and $56 million, respectively, for the same periods last year and primarily includes net income related to our defined benefit and post-retirement benefit plans, the change in fair value of our equity investments and gain from insurance proceeds. Other income (expense), net for the nine months ended July 31, 2021 includes a $16 million loss on partial settlement of our Netherlands defined benefit plan. Other income (expense), net for the three and nine months ended July 31, 2020 includes a one-time gain from insurance proceeds.
Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Income before taxes	$270	$185	$673	$495
Provision for income taxes	$16	$9	$61	$85
Effective tax rate	5.9%	4.7%	9.0%	17.2%
The tax expense for the three months ended July 31, 2021 was higher compared to the same period last year, primarily due to an increase in income before taxes partially offset by a decrease in tax expense due to discrete tax differences. The tax expense for the nine months ended July 31, 2021 was lower compared to the same period last year primarily due to a decrease in tax expense due to discrete tax differences, partially offset by an increase in income before taxes.
The income tax expense for the three and nine months ended July 31, 2021, included a net discrete benefit of $26 million and $46 million, respectively. The income tax expense for the three and nine months ended July 31, 2020, included a net discrete benefit of $10 million and $5 million, respectively. The increase in discrete tax benefit for the three months ended July 31, 2021 was primarily due to release of valuation allowance on Netherlands tax assets due to change in tax law regarding loss carryforwards, a tax benefit resulting from tax rate change in the United Kingdom, and a release of valuation allowance on tax assets for certain U.S. states due to increased profitability. The increase in discrete tax benefit for the nine months ended July 31, 2021 also includes the impact of integration activities for acquired entities resulting in a decrease in U.S. taxes expected to be imposed upon the repatriation of unremitted foreign earnings, an increased benefit of U.S. state R&D credits, and a reduction in U.S. state taxes expected to be imposed on foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The impact of the tax incentives decreased the income tax provision by $41 million and $29 million for the nine months ended July 31, 2021 and 2020, respectively, resulting in a benefit to net income per share (diluted) of approximately $0.22 and $0.15 for the nine months ended July 31, 2021 and 2020, respectively. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025.
The open tax years for the IRS and most U.S. states as of July 31, 2021 are from November 1, 2016 through the current tax year. The Tax Cuts and Jobs Act was enacted in December 2017 and imposed a one-time U.S. tax on foreign earnings not previously repatriated to the U.S., known as the Transition Tax, which was reported in Keysight’s 2018 U.S. federal income tax return. This tax year is currently under examination by the IRS. For the majority of our foreign entities, the open tax years are from November 1, 2015 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. At this time, management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If resolution of any tax issues addressed in our current open examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.
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
Segment Overview
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, a gain on an insurance settlement related to northern California wildfires, restructuring costs, interest income, interest expense and other items.
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
Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
	(in millions)		(in millions)
Total revenue	$875	$760	$2,604	$2,231	15%	17%
The Communications Solutions Group revenue for the three and nine months ended July 31, 2021 increased 15 percent and 17 percent, respectively, when compared to the same periods last year. Revenue grew in both the aerospace, defense and government and the commercial communications markets. Foreign currency movements had a favorable impact of 1 percent on year-over-year revenue growth for both the three and nine months ended July 31, 2021. Revenue associated with acquisitions had a favorable impact of 1 percent for the three months ended July 31, 2021 and an immaterial impact for the nine months ended July 31, 2021. For the three months ended July 31, 2021, revenue growth in the Americas and Europe was partially offset by a decline in Asia Pacific. For the nine months ended July 31, 2021, revenue grew across all regions.
The commercial communications market revenue for the three and nine months ended July 31, 2021 increased 6 percent and 10 percent year-over-year, respectively, and represented 68 percent of the total Communications Solutions Group revenue for both the periods. The revenue growth was driven by improved economic conditions across the communications ecosystem, partially offset by the impact of China trade restrictions. For the three months ended July 31, 2021, revenue growth in the Americas and Europe was partially offset by a decline in Asia Pacific. For the nine months ended July 31, 2021, revenue grew in the Americas and Europe, while remaining flat in Asia Pacific. We continue to see investments in 5G, fueled by the ongoing redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data centers and the cloud.
The aerospace, defense and government market revenue for the three and nine months ended July 31, 2021 increased 39 percent and 34 percent year-over-year, respectively, and represented 32 percent of the total Communications Solutions Group revenue for both the periods. For the three and nine months ended July 31, 2021, revenue grew across all regions. The strong revenue growth was driven by increased customer demand and continued investment in space, satellite, electromagnetic spectrum operations, and new commercial technologies like 5G and early 6G research applications.

Gross Margin and Operating Margin
The following table provides the Communications Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2021 as compared to the same periods last year.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
Total gross margin	65.7%	65.2%	65.0%	64.8%	1 ppt	—
Operating margin	25.6%	25.9%	25.7%	23.0%	—	3 ppts

in millions
Research and development	$151	$126	$444	$388	20%	14%
Selling, general and administrative	$204	$176	$589	$554	16%	6%
Other operating expense (income), net	$(3)	$(3)	$(10)	$(8)	13%	23%
Income from operations	$224	$197	$670	$512	14%	31%
Gross margin for the three months ended July 31, 2021 increased 1 percentage point compared to the same period last year, primarily driven by higher revenue volume, partially offset by higher variable people-related costs. Gross margin for the nine months ended July 31, 2021 was flat compared to the same period last year, as gains driven by higher revenue volume were offset by higher variable people-related costs and warranty costs.
R&D expense for the three and nine months ended July 31, 2021 increased 20 percent and 14 percent, respectively, compared to the same periods last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, higher variable people-related costs and higher infrastructure related costs.
Selling, general and administrative expense for the three months ended July 31, 2021 increased 16 percent compared to the same period last year, primarily driven by higher selling, infrastructure-related and variable people-related costs. Selling, general and administrative expense for the nine months ended July 31, 2021 increased 6 percent compared to the same period last year, primarily driven by higher selling, infrastructure-related and variable people-related costs, partially offset by reductions in travel and marketing-related costs due to COVID-19 related restrictions.
Other operating expense (income), net for the three and nine months ended July 31, 2021 was income of $3 million and $10 million, respectively, compared to income of $3 million and $8 million, respectively, for the same periods last year.
Income from Operations
Income from operations for the three and nine months ended July 31, 2021 increased $27 million and $158 million, respectively, on corresponding revenue increases of $115 million and $373 million, respectively, compared to the same periods last year.
Operating margin for the three months ended July 31, 2021 was flat compared to the same periods last year, as gains from higher revenue volume were offset by higher operating expenses as a percentage of sales. Operating margin for the nine months ended July 31, 2021 increased 3 percentage points, primarily driven by higher revenue volume and lower selling, general and administrative expenses as a percentage of sales, partially offset by an increase in variable people-related costs.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industries and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic measurement instruments, design and test software and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment, and automated software test that include artificial intelligence and machine learning to automatically identify, build and execute tests critical to digital business success and a strong customer experience.

Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
	(in millions)		(in millions)
Total revenue	$371	$251	$1,043	$770	48%	35%
The Electronic Industrial Solutions Group revenue for the three and nine months ended July 31, 2021 increased 48 percent and 35 percent, respectively, compared to the same periods last year. Revenue associated with acquisitions had a favorable impact of 2 percent and 3 percent for the three and nine months ended July 31, 2021. Foreign currency movements had a favorable impact of 2 percent on the year-over-year revenue growth for both the three and nine months ended July 31, 2021. While we continue to see investments in next-generation semiconductor technologies and growth in general electronics measurement, we also see improved macro conditions in the automotive market and increased investment in new mobility technologies. Revenue grew across all regions for both the three and nine months ended July 31, 2021.
Gross Margin and Operating Margin
The following table shows the Electronic Industrial Solutions Group margins, expenses and income from operations for the three and nine months ended July 31, 2021 as compared to the same periods last year.

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
Total gross margin	63.7%	62.4%	63.7%	61.8%	1 ppt	2 ppts
Operating margin	31.0%	26.5%	29.6%	25.8%	5 ppts	4 ppts

in millions
Research and development	$52	$40	$153	$120	29%	28%
Selling, general and administrative	$71	$51	$206	$161	38%	28%
Other operating expense (income), net	$(2)	$(1)	$(4)	$(3)	3%	18%
Income from operations	$115	$67	$309	$199	73%	56%
Gross margin for the three months ended July 31, 2021 increased 1 percentage point compared to the same period last year, primarily driven by higher revenue volume, lower infrastructure-related costs and lower warranty costs, partially offset by higher variable people-related costs. Gross margin for the nine months ended July 31, 2021 increased 2 percentage points compared to the same period last year, primarily driven by higher revenue volume, favorable mix and lower infrastructure- related costs.
R&D expense for the three and nine months ended July 31, 2021 increased 29 percent and 28 percent, respectively, compared to the same periods last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, incremental costs of an acquired business and higher variable people-related costs.
Selling, general and administrative expense for the three and nine months ended July 31, 2021 increased 38 percent and 28 percent, respectively, compared to the same periods last year, primarily due to higher selling, infrastructure-related and variable people-related costs and incremental costs of an acquired business.
Other operating expense (income), net for the three and nine months ended July 31, 2021 was income of $2 million and $4 million, respectively. Other operating expense (income), net for the three and nine months ended July 31, 2020 was income of $1 million and $3 million, respectively.
Income from Operations
Income from operations for the three and nine months ended July 31, 2021 increased $48 million and $110 million, respectively, on corresponding revenue increases of $120 million and $273 million, respectively, compared to the same periods last year.
Operating margin for the three and nine months ended July 31, 2021 increased 5 percentage points and 4 percentage points, respectively, compared to the same periods last year, primarily driven by gross margin gains and lower operating expenses as a percentage of sales.

Financial Condition
Liquidity and Capital Resources
Our cash, cash equivalents and restricted cash, total debt and revolving credit facility were as follows:

	July 31, 2021	October 31, 2020
	(in millions)
Cash, cash equivalents and restricted cash	$2,170	$1,767
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$450

On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1.125 percent. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2021.
As of July 31, 2021, approximately $1,411 million of our cash, cash equivalents and restricted cash was held outside of the United States in our foreign subsidiaries. Our cash and cash equivalents mainly consist of investments in institutional money market funds, short-term deposits held at major global financial institutions and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
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
Our key cash flow activities were as follows:

	Nine Months Ended
	July 31,
	2021	2020
	(in millions)
Net cash provided by operating activities	$954	$678
Net cash used in investing activities	$(238)	$(379)
Net cash used in financing activities	$(317)	$(198)
Net Cash Provided by Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding and other items impact reported cash flows.
Net cash provided by operating activities increased $276 million during the nine months ended July 31, 2021 compared to the same period last year.
•Net income for the nine months ended July 31, 2021 increased $202 million compared to the same period last year. Non-cash adjustments to net income were higher by $16 million due to a one-time prior-period gain of $32 million related to an insurance recovery of property, plant and equipment reflected as cash from investing activity, a $16 million loss on a partial settlement of our Netherlands defined benefit plan, a $11 million increase in share-based compensation expense, a $11 million increase in depreciation and a $17 million increase from other miscellaneous non-cash activities, partially offset by a $56 million increase in deferred tax benefits and a $14 million decrease in amortization.

•The aggregate of accounts receivable, inventory and accounts payable used net cash of $84 million during the first nine months of fiscal 2021 compared to net cash used of $39 million in the comparable period last year, primarily due to higher revenue volume, timing of collections and payments as well as the impact of COVID-19 related site closures and supply chain disruptions in the prior year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•The aggregate other movements in assets and liabilities provided net cash of $113 million during the first nine months of fiscal 2021 compared to net cash provided of $10 million in the comparable period last year, primarily due to higher variable compensation accruals, net of payments, and higher cash inflow from deferred revenue as compared to the same period last year.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $141 million during the nine months ended July 31, 2021 compared to the same period last year. For the nine months ended July 31, 2021, we used $102 million, net of $11 million cash acquired, for the acquisition of Sanjole Inc., a leader in wireless test and measurement solutions for protocol decoding and interoperability. Additionally, we used $34 million, net of cash acquired, for other acquisition activity. For the nine months ended July 31, 2021 and 2020, investments in property, plant and equipment were $101 million and $87 million, respectively. For the nine months ended July 31, 2020, we received $32 million of insurance proceeds for property, plant and equipment damaged in the 2017 northern California wildfires, and we used $324 million for acquisitions.
We anticipate total fiscal 2021 capital spending to be approximately $170 million, mainly driven by capital investments to increase the resiliency of our supply chains.
Net Cash Used in Financing Activities
Net cash used in financing activities increased $119 million during the nine months ended July 31, 2021 compared to the same period last year primarily due to higher treasury stock repurchases.
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
Contractual and Other Obligations
Our contractual obligations for commitments to contract manufacturers and suppliers increased to $465 million as of July 31, 2021 from $349 million as of October 31, 2020, driven by higher revenue and advance purchase orders to secure capacity for critical parts due to global supply shortages. Our contractual obligations for other purchase commitments increased to $62 million as of July 31, 2021 from $52 million as of October 31, 2020. There were no other material changes to the contractual commitments from our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There were no material changes during the nine months ended July 31, 2021 to this information reported in the company’s 2020 Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations (ITAR). Pursuant the Consent Agreement, we will pay a penalty of $6.6 million, $2.5 million of which is suspended, over three years and will employ a special compliance officer for three years. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
Item 1A.  Risk Factors
Risks, Uncertainties and Other Factors That May Affect Future Results
Risks Related to Our Business
Global health crises, such as the COVID-19 pandemic, could have a material impact on our global operations and the operations of our supply chain, customers and vendors which could adversely impact our business results and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce spread of the disease. To protect the health and safety of our employees, we temporarily closed our facilities globally and asked employees who can work from home to do so for the foreseeable future. Employees who were not able to work effectively from home were brought back to work at our sites with strict safety protocols in place, which are in compliance with local regulations, recommendations from our medical director and guidance from the Centers for Disease Control and the World Health Organization. Fluctuation in infection rates have continued and the appearance of new and more easily transmitted variants of COVID-19, such as the Delta variant, have resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response.
The uncertain duration and severity of the pandemic caused by COVID-19 and its variants, as well as continued periodic spikes in infection rates, local outbreaks of the virus and its variants or potential outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, where available, could cause disruptions to our operations or those of our suppliers, customers or vendors. Outbreaks causing renewed implementation or extension of existing government orders could also impact the availability of our employees or other workers, which could further impact our ability to manufacture, ship or deliver products and solutions to customers. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to collaborate globally with customers, suppliers, and internal colleagues.
The pandemic has led to a global semiconductor chip shortage, which could adversely impact our ability to procure critical components and manufacture products. Global shifts in customer demand and raw material supply due to COVID-19 could result in delayed or canceled orders and our customers’ reduced spending, reduced demand for products and solutions, and their inability to pay for products and solutions.
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
Nationalistic economic policies and political trends in the United States, the United Kingdom, the European Union, Singapore, Malaysia and China among other countries, such as opposition to globalization and free trade, sanctions or trade restrictions, withdrawal from or re-negotiation of global trade agreements, tax policies that favor domestic industries and interests, the distancing or potential exit of other countries from the European Union, and other similar actions may result in increased transaction costs, reduced ability to hire employees, reduced access to supplies and materials, reduced demand or access to customers in international markets, and inability to conduct our operations as they have been conducted historically. Each of these factors may adversely affect our business.
International trade disputes and increased tariffs between the United States and such jurisdictions could substantially change our expectations and ability to operate in such jurisdictions as we have done historically. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in China. The existing state of the U.S.’s relationship with China could result in additional trade disputes, trade protection measures, retaliatory actions, tariffs and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected due to such changes in the economic and political ecosystem in which our suppliers, vendors, customers, partners, and other entities with whom we do business operate.
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
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in the current economic climate affected by the global pandemic is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. The COVID-19 pandemic may further exacerbate these risks as suppliers are impacted by surging infection rates, possible shutdown orders or new safety restrictions and disruptions to their supply chain. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
Our current revolving credit facility and term loan imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indenture governing our senior notes contains covenants that may adversely affect our ability to incur certain liens. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2021.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2021 through May 31, 2021	477,700	$138.15	477,700	$443,909,664
June 1, 2021 through June 30, 2021	91,100	$149.54	91,100	$430,286,406
July 1, 2021 through July 31, 2021	—	—	—	$430,286,406
Total	568,800		568,800

(1)	On November 18, 2020, our board of directors approved a new stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	August 31, 2021	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 31, 2021	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)