Form 10-K
period 2021-10-31
Keysight Technologies, Inc.
filed 2021-12-17
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2021 was approximately $19 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 13, 2021, there were 183,042,478 shares of our common stock outstanding.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 17, 2022 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2021 are incorporated by reference into Part III of this Report.	III

Forward-Looking Statements
This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, the impact of increased trade tension and tightening of export control regulations, the impact of compliance with the August 2, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, continued impacts to the supply chain, government mandates related to pandemic conditions such as a novel strain of coronavirus (“COVID-19”) and its variants, impacts related to net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, and our estimated or anticipated future results of operations, which involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part 1 Item 1A and elsewhere in this Form 10-K.
PART I
Item 1.  Business
Overview
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product development lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
We generated $4.9 billion, $4.2 billion and $4.3 billion of revenue in fiscal years 2021, 2020 and 2019, respectively. Revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2021, 2020 and 2019 are provided in Note 16, "Segment Information," to our consolidated financial statements. We had more than 17,500 direct customers for our solutions and services in fiscal year 2021 and greater than 32,000 customers including indirect channels. No single customer represented 10 percent or more of our revenue.
Strategies
With a focus on electronic design, test and optimization, we deliver market-leading solutions across a wide range of industries, including commercial communications; networking; aerospace, defense and government; automotive; energy; semiconductor; general electronics; and education. Our software and hardware solutions support our customers' design and test challenges across the entire product lifecycle. We provide simulation, prototype development and validation solutions for research and development ("R&D"), high-volume manufacturing test solutions, as well as handheld and other solutions for operational test and optimization including user experience in the field. Our objective is to increase the productivity of our customers and reduce their time to market. Keysight's solutions utilize a common portfolio of market-leading software and hardware technologies along with a suite of valued-added services. This broad portfolio of solutions enables our customers to efficiently develop and deploy their products to address the most rapidly evolving new technologies and market opportunities. The following section represents our significant strategies and the key underlying initiatives:
•Expanding our software-centric solutions to meet customer needs and increase recurring revenue
◦PathWave software solutions. The PathWave platform is an open, scalable, and predictive software platform enabling fast and efficient data processing, sharing and analysis at every stage in the product development workflow. Combining design software, instrument control, and application-specific test software, it fuels engineering and business operation improvements to help enterprises address increasing design, test, and measurement complexity and develop optimal electronic products. Keysight’s platform-based approach delivers faster time to market, increased engineering productivity and cost-efficiency, improved design and test reuse, and faster analysis and insight to support customer’s decision-making.
◦Eggplant software test automation. The Eggplant software test automation platform uses artificial intelligence ("AI") and machine learning to automate test creation and test execution and to create an innovative force in the automated test market with next generation software testing technology. The Eggplant platform extends our core test capabilities in physical layer, communications, and network protocol design and test with intelligent automated test capabilities to enable integrated performance and user experience testing of our customers' solutions across multiple industry verticals. Eggplant software enables bi-directional leverage of measurement technologies and differentiated solutions offering.
◦Subscription-based business models. Significant portions of Keysight’s broad software portfolio are sold to customers on a one-time basis, granting the customer a license to use the software in perpetuity. We are in the process of adding subscription-based purchasing alternatives to more of our software, in some cases phasing out perpetual access, and for some new product offerings, never offering perpetual terms, in order to provide customers with regular updates and predictable expense outlays, while increasing our recurring revenues. Services components of our solutions such as KeysightCare are also increasingly provided on a subscription basis as part of this strategy.
•Providing complete solutions with services
◦The breadth of our service offerings enables Keysight to provide customers with complete solutions that incorporate both leading product capabilities and the appropriate services and support. We have expanded and deepened our service offerings beyond a strong foundation of calibration and repair to include customization, consulting and optimization services. Support offerings such as KeysightCare, asset optimization, technology refresh and other value-added services enable us to provide complete customer solutions across a broad set of communications and electronics markets, technologies and industries.
•Investing early to achieve first-to-market solutions
◦Wireless communication measurement solutions. We are investing in the development of new wireless communications test solutions to satisfy the commercial communications end market, which is being driven by growth in mobile data, Internet of Things ("IoT") and evolving wireless standards. With our technical breadth and expertise and strategic engagement with market-leading customers and partners around the world, we have leading-edge solutions for wireless applications available and have been first to market with many 5G, 6G and virtual network solutions. With the acquisition of Prisma Telecom Testing ("Prisma") in fiscal 2019, we enhanced our ability to deliver total solutions to the designers of cellular base stations. The acquisition of Sanjole Corp. (“Sanjole”) in fiscal 2021 enriched our solutions for protocol decoding and interoperability of wireless technologies. These strategic moves support the delivery of a comprehensive, innovative 5G portfolio at the forefront of advancing communications technology.
◦Automotive design and measurement solutions. We are investing in the development of new automotive test solutions to address the rapidly emerging electric, hybrid electric, connected and autonomous vehicle segments. In recent years, we have introduced new solutions covering vehicle intelligence, connectivity, power and security. The Automotive Cybersecurity Program validates the resiliency of connected components of a vehicle individually or as an entirely functioning automobile. In addition, Keysight delivers extensive security validations of the 4G/5G radio access network (RAN) infrastructure that connects vehicles with the back-end data centers. We also deliver application-optimized, customer-specific test solutions for the development and production of charging technology and infrastructure, energy storage, battery management systems, inverters and DC/DC converters.
◦Network applications. Keysight's market leading network test solutions provide network equipment manufacturers and service providers with critical capability for testing next-generation network technologies. We continue to invest to provide first-to-market capability to meet the needs of our customers in this rapidly evolving market as network speeds increase and networks grow in complexity with virtualization and software control. Our network visibility solutions allow enterprises and service providers to optimize their network operations by efficiently feeding detailed traffic data to analysis tools for enhanced performance and security. We are investing to bring this powerful capability to a broad range of increasingly software-driven environments driven by cloud technology. Together, these solutions enable network and data center operators to continuously update their networks to deliver higher levels of performance, improve quality of service and enhance network security, necessitated by the rapid growth of high-speed, connected devices and applications.
◦Quantum computing. Quantum Science is a field of physics and engineering research that harnesses the unique characteristics of quantum mechanics to provide breakthrough, revolutionary advances in the areas of computing, communications and sensing. These areas represent an emerging growth opportunity for Keysight. We are investing to expand our software offerings to enable the development of advanced real time control systems to establish and sustain the quantum state of qubits, the building blocks of quantum computing systems.
•Developing solutions for network transformation
◦Network transformation requires new solutions. Market drivers are leading to a transformation of both wireless and wired network technologies. In particular, the low-latency and high bandwidth requirements of 5G are transforming the entire network. We are making both organic and inorganic investments to enable the next generation of networks and beyond. We provide both wireless and wired network communications design and test solutions that address all seven layers of the communications stack. In addition, these solutions address customer needs across the entire communications ecosystem, from chipsets to devices to network access and then into the core network, data centers and the cloud.
Strengths
Our electronic measurement business originated in 1939. Our legacy encompasses more than 80 years of innovation, measurement science expertise and deep customer relationships. We conduct business annually with greater than 32,000 customers around the world, including most Fortune 1000 companies that are developing new electronic technologies, networks, systems, devices and components. The following strengths are significant:
•Industry-focused organization structure to support customer success. Our industry-focused organization structure enables closer customer alignment and allows us to partner closely with market leaders to enable new technologies and provide first-to-market solutions for emerging applications. Our solution-centric industry groups provide end-to-end design, test and optimization solutions driven by customer specifications and timetables. Keysight is viewed as a trusted adviser and partner across industries.
•Technology leadership as a competitive differentiator. Proprietary software and hardware technologies unavailable in the commercial market and developed by our R&D technology centers around the world enable many Keysight products to deliver the best design and measurement solution capability available for our customers’ engineering requirements. Some of Keysight’s hardware technologies are designed and manufactured in our own in-house integrated circuit fabrication facilities, which were purpose-built and optimized to deliver leading-edge performance and capabilities across the broad portfolio of Keysight instruments. This differentiation enables Keysight to be recognized as a leader in seven core measurement platforms: radio-frequency ("RF") and microwave design simulation software, network test, network analyzers, oscilloscopes, signal analyzers, signal sources and network emulation solutions. Keysight’s technology leadership supports our strategy to deliver first-to-market solutions for our customers, which in turn enables them to be first to market with their products and gain a competitive advantage.
•Broad portfolio of solutions and products to address customer needs. Keysight has a broad portfolio of electronic design and test solutions and products, which we continue to expand. Our hardware product portfolio spans many technologies and price points. Products are available in various physical form factors, such as benchtop instruments, handheld units, custom or industry-standard modular formats, and others. We address time and frequency domain applications with RF, microwave, high-speed digital and general instrumentation. We also address network test, visibility and security applications. In addition, we have a broad portfolio of software solutions and products to enable our customers' success, including electronic design automation ("EDA") software for RF and high-speed digital design, software tools for programming, automation, and data analysis, and a broad range of application-specific software for our instruments. Our PathWave software platform incorporates some of these software elements. Finally, we offer an expanding set of services and support delivered under our KeysightCare offering.

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
- Network Packet Brokers
- Network and Application Security Solutions
- Performance Monitoring and Optimization
- Cloud Test Solutions
- 5G NR Base Station Test
- Radio Access and Core Network Test

Meters:

- Digital Multimeters (DMMs)
- Phase Noise Measurement
- Power Meters and Power Sensors
- Frequency Counters
- LCR Meters and Impedance Measurement Products
- Picoammeters, Electrometers

Power:

- AC Power Supplies and Analyzers
- DC Power Supplies and Analyzers
- Electronic Loads
- Source/Measure Units (SMUs)
- EV/HEV Charging Test Solutions

Software:

- PathWave Design and Test Software
- User Experience Test Software (Eggplant)
- Electronic Design Automation (EDA) Software
- Application-Specific Instrument Software
- Programming and Automation Software
- Data Analytics Software

Wireless:

- Wireless Network Emulators
- Channel Emulators
- Network Coverage / Drive Test Solutions
- Wireless Network Performance Monitoring
- Over-The-Air (OTA) Chambers
- Wireless Analyzers
- IoT Regulatory Compliance Solutions
- Network Digital Twin Solutions

Generators and Sources:

- Signal Generators (Signal Sources)
- Arbitrary Waveform Generators (AWGs)
- Function Generators
- Pulse Generators
- Data Generators
- Noise Sources

Additional Products:

- Autonomous Driving and Advanced Driver Assistance Systems (ADAS) Solutions
- Quantum Computing Solutions
- In-Circuit Test (ICT) Systems
- Semiconductor Parametric Test Solutions
- Photonic Test and Measurement Products
- Laser Interferometers and Calibration Systems
- Materials measurement
- Microwave and Millimeter Wave Devices
- Test and Measurement Accessories
- Custom Test Systems
- PXI and AXIe Modular Solutions
- Refurbished Equipment

Services:

- KeysightCare Service and Support
- Calibration
- Repair
- Technology Refresh
- KeysightAccess Service
- Consulting and Test as a Service (TaaS)

•Industry-leading commitment to product quality and reliability. Keysight has a reputation in the industry for high-quality and high-reliability electronic measurement instrumentation and software. Ensuring quality and reliability is an integral part of our new product development processes.
•Sales channel with global reach. We have a comprehensive sales channel with experienced management teams and highly technical sales and application engineers in all parts of the world, including a strong local presence in emerging markets. As part of our sales channel strategy, we have more than doubled our direct sales force over the past five years, primarily driven by investments and acquisitions. This global direct channel is focused on addressing the needs of our customers by selling Keysight products, systems, solutions and services. Approximately 75 percent of our business comes from customer interactions with our direct sales organization. In countries with low sales volumes, sales are made through various representatives and channel partners. To ensure broad geographic coverage and further drive growth, we maintain a network of over 800 channel partners and an e-commerce platform to complement our direct sales force to extend the digital buying experience for our customers. The combined direct and indirect channels contribute to our focus on acquiring new customers, resulting in the addition of more than 2,000 new customers in 2021.
•Large installed base. The breadth of our solutions portfolio and our long history of producing high-performance and high-quality solutions have resulted in our large worldwide installed base of equipment. This installed base enables a strong and growing services solutions portfolio, which provides a wide range of calibration and repair services on both a per-incident and contract basis, as well as technical support as part of KeysightCare. It also provides additional sales opportunities as loyal customers refresh or upgrade their equipment.
•Centralized order fulfillment. Our order fulfillment organization allows us to leverage the scale and scope of our business to provide high-quality, market-leading instrument solutions to our customers while generating competitive gross margins. Keysight has a central order fulfillment organization that supplies solutions to customers across geographies. Our Penang, Malaysia site is our largest manufacturing facility, with a proven track record of operational excellence, technology capability and quality. We have an established network of suppliers and subcontractors, especially in Asia, that complements our in-house capabilities.

•Flexible business model. Our operating model incorporates a substantial amount of cost structure flexibility with the intent to be materially profitable across a range of economic and market conditions. Our variable compensation programs, sales channel strategy and the outsourced components of our supply chain have been implemented to improve the flexibility of our cost structure.
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
•Customer Success is the heart of everything we do, embodying our relentless drive to deeply understand our customers challenges and help them achieve positive, sustained outcomes through the application of new insights and the use of Keysight solutions.
•Market Insight is enabled by our deep customer relationships and focuses our product and solution roadmaps, informs our mergers and acquisitions priorities, and factors into our hiring priorities and talent development plans. Our market insight allows us to move with speed and focus delivering first-to-market solutions that enable customers to address their engineering challenges.
•Capital Allocation is how we direct our financial and human capital to business opportunities, projects and processes that align with our strategy to generate financial returns, which create value for the company, shareholders and employees. The threshold for our capital allocation is an expected return on invested capital that is above our cost to procure that capital.
•First-to-Market Solutions is what we strive to deliver to our customers across the industries we serve. By being first-to-market with the right solutions, we enable our customers to also be first-to-market with their products.
•Operational Excellence across all functions is a relentless focus. It allows us to accelerate R&D by developing common technology platforms, maximize margins through cost reductions and supply optimization, implement LEAN+ processes for continuous improvement, and leverage general and administrative spend as the company grows. We believe this focus drives long-term competitive advantage and growth while building customer loyalty.
•Employee Growth is enabled in a diverse, inclusive and respectful work environment, where employees are offered challenging assignments, development opportunities, competitive salaries and a safe workplace. This environment supports employees throughout their careers with the goal of connecting their passions to business results.
•Keysight Values of Speed and Courage, Uncompromising Integrity, High Performance, Social Responsibility and One Keysight foster a dynamic and inspiring environment conducive to collaboration, innovation and experimentation. Our values help us attract and retain top talent and guide how we work with each other and engage with our customers, suppliers and communities.

More information on the KLM can be found at https://about.keysight.com/en/companyinfo/leadership.shtml.
Operating Segments
We have two reportable operating segments, the Communications Solutions Group and the Electronic Industrial Solutions Group.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense and government end markets. The group's solutions consist of electronic design and test software, electronic measurement instruments, systems and related services. These solutions are used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment and networks. This business generated revenue of $3,523 million in fiscal 2021, $3,132 million in fiscal 2020 and $3,177 million in fiscal 2019.
Communications Solutions Group Markets
Our Communications Solutions Group serves the following two markets:
Commercial Communications Market
We market our electronic design and test solutions to chipset providers, network equipment manufacturers (“NEMs”), wireless device providers and component providers within the supply chain for these customers as well as network operators, including communications service providers and enterprises. Growth in mobile data traffic and increasing complexity in semiconductors and components are driving test demand across the communications ecosystem. We provide end-to-end solutions for mobile chipsets, connected smart sensors/devices (i.e., IoT), wireless base stations, networks, data centers and cloud. Our leading-edge solutions enable and accelerate new technology waves, including 5G and 6G wireless, O-RAN, Wi-Fi 6, 400G+ telecom and optical test and PCIe Gen5 high speed digital. Our ability to design and deliver first-to-market solutions is enabled by our technical expertise as well as our strategic engagements with market-leading customers across the commercial communications ecosystem.
NEMs and chipset providers design and manufacture products to enable the transmission of voice, data and video traffic. The NEMs’ customers are communications service providers and enterprises that deploy and operate the networks and deliver services, as well as distribute end‑user subscriber devices such as wireless smart phones, tablets and other connected devices. To meet their customers’ demands, NEMs require test and measurement instruments, systems and solutions for the development, production and installation of each optical, electrical and wireless network technology. The chipset providers' customers are device makers who design and manufacture smartphones, tablets, wearables, IoT, etc. They are also module makers who design and manufacture communication modules with cellular, bluetooth and/or Wireless Lan connection capabilities to laptop, cars and other devices. To meet their customers requirements, device makers and module makers need test and measurement solutions for development, validation, production and regulatory confirmation to cover all supported communication technologies.
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
We do not manufacture or sell weapons, munitions or components therein. Only a small percentage of Keysight revenue is from solutions with specific features or software “tailor-made” for our defense customers. In fiscal 2021, “tailor-made” defense revenue represented less than 5 percent of total revenue.
Communications Solutions Group Solutions
Our electronic design and test solutions include software design tools, software-driven RF, microwave (“uW”) instruments, and digital instruments and various other general purpose test instruments and targeted test solutions. Our technical breadth and expertise enables leading-edge solutions across commercial and government communications.
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
Network Applications Solutions
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
Keysight's network visibility solutions provide real-time, end-to-end visibility, insight and security for physical, virtual and cloud-based software defined networks. Our solutions deliver the control, coverage, intelligence and performance customers need to protect and improve crucial networking, data center and cloud business assets. Our comprehensive network visibility platform, proprietary software, and advanced processing technologies enable critical intelligence and functionality to enhance network efficiency and security.
Other Measurement Solutions and product offerings
Our suite of fiber optic test solutions measures and analyzes a wide variety of critical optical and electrical parameters in fiber optic networks and their components. Components that can be tested with our solutions include source lasers, optical amplifiers, filters and other passive components. Our test solutions include optical modulation analyzers, optical component analyzers, optical power meters and optical laser source solutions.
Additionally, we provide resale of refurbished used Keysight equipment, including Keysight Premium Used, which ensures the same high quality as our new equipment.
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
Communications Solutions Group Competition
The market for electronic design and test solutions is highly competitive across our targeted markets. In the commercial communications market, our primary competitors are Rohde & Schwarz GmbH & Co. KG, Anritsu Corporation, Fortive Corporation, Gigamon, National Instruments Corporation, Teledyne Technologies, Teradyne Inc., Spirent Communications plc, and VIAVI Solutions Inc.. In the aerospace, defense and government market, our primary competitors are Rohde & Schwarz GmbH & Co. KG, Teledyne Technologies, Fortive Corporation and VIAVI Solutions Inc.
We offer complete solutions that include a wide range of products, related software and services that compete primarily on the basis of differentiated capability, first-to-market leading-edge technology, product quality and long-term value to our customers.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industries and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic measurement instruments, design and test software and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment, and automated test software that uses artificial intelligence and machine learning to automate test creation and test execution. This business generated revenue of $1,418 million in fiscal 2021, $1,089 million in fiscal 2020 and $1,135 million in fiscal 2019.

Electronic Industrial Solutions Group Markets
We market our electronic design and test solutions to customers incorporating significant electronic content in their products across a broad set of automotive and energy, general electronics and semiconductor markets. Our customers are electronic component companies, original equipment manufacturers ("OEMs") and contract manufacturers and include their supply chain ecosystem suppliers for printed circuit assemblies, components/ICs, interconnected devices and software applications, including cloud services. These customers design, develop and manufacture a wide range of products, including those produced in high volumes, such as computers, computer peripherals, electronic components, consumer electronics, enterprise servers, storage networks and automotive electronics. Other industrial applications for our electronic industrial solutions include power, energy, automotive, medical, and university research and teaching labs.
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
Electronic Industrial Solutions Group Solutions
Our electronic industrial solutions include design and design verification tools, a broad range of electronic test and measurement instruments, comprehensive manufacturing test systems, material analysis and education solutions to teach and train the next generation of engineers and scientists, and solutions to enable scientific discovery in university research labs in a variety of fields.
Design tools include design-for-test software for printed circuit assemblies and automotive radar, and EDA software for the design and simulation of wireless and wired communication links in industrial, automotive and power semiconductor devices.
Design verification tools include physical signal characterization and protocol compliance, notably for those communication links used in industrial, energy and automotive devices and products. Major automotive and battery manufacturers are electrifying transportation and changing how electrical energy is generated, stored and controlled. Examples of verification solutions include those that help design engineers qualify and characterize power semiconductor devices, photo-voltaic/electrical vehicle/storage inverters, AC power analysis, DC battery cells/modules and automotive body/safety/engine electronic modules. High-precision and higher-bandwidth power analysis products address the increased power efficiency required with the proliferation of battery-powered and energy-efficient devices. We also provide the solutions required to test the components in the electrified drive train.
We offer a broad portfolio of general-purpose precision measurement solutions, from handheld test tools to bench measurement instruments and measurement solutions. Many of these products are designed for demanding industrial environments and provide high performance capabilities and include digital multimeters, function generators, frequency counters, data acquisition systems, audio analyzers, LCR meters, thermal imagers, source measure units, ultra-high precision device current analyzers, test executive software platforms and a wide variety of power supplies ranging from bench to highly scalable AC/DC modular supplies and electronically programmable loads. These instruments are increasingly integrated with solution-specific software that enables our customers to dramatically accelerate and improve the effectiveness of their product design, design validation, manufacturing and support activities. Our solutions also support fundamental measurement science for voltage, current, frequency, signal pulse width, sub-nanometer distance and other complex electronic measurements. This enables industry and government customers to measure fundamental electrical parameters.
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
Our market-leading Eggplant test automation software has pioneered the concept of intelligent test automation by integrating AI-powered testing that identifies and builds tests automatically. This has reduced the time-to-market of solutions by reducing the time taken for test. Our test automation can analyze and control applications and websites through the user interface in the same way a user would interact and this has extended Keysight’s capabilities into the application layer and user experience. Our solutions are agnostic across devices and software platforms and are widely used across various industries, including aerospace and defense, healthcare, automotive, networking, retail, e-commerce and the financial sector.
Electronic Industrial Solutions Group Customers
Our electronic industrial products and services customers include semiconductor and component manufacturers, OEMS and contract manufactures in the automotive, semiconductor and general electronics industry. Our customers use our solutions to perform R&D and to design, manufacture and support their products and services. Customer products include electronic modules and systems that go into a wide range of electronic industrial products, such as electric/autonomous vehicles, connected consumer and industrial devices, digital healthcare devices in the IoT domain, semiconductor equipment and devices, and printed circuit assemblies. Our customers range from the largest multi-national global companies to the smallest start-ups and include universities and government agencies around the world. Our automotive customers use Keysight's solutions to develop, test and manufacture the electrified drive train, battery management systems, e-mobility and advanced vehicle-to-everything ("V2X") communications that will enable electric and hybrid-electric vehicles to be fully autonomous.
In order to address the growing needs of customers involved in the design and development of the latest automotive electronic technologies, we also operate four automotive application centers in Boeblingen, Germany; Michigan, United States; Shanghai, China; and Nagoya, Japan. These centers enable us to collaborate with and serve customers on a local basis and in close proximity to the world’s major automotive development ecosystems. They include electronic test and measurement labs, technical experts, and state-of-the-art design and test software and hardware, as well as a customer training facility for hands-on workshops and seminars. These centers address the next-generation technology needs of our automotive industry customers, including OEMs, electronic components suppliers, semiconductor chipset manufacturers, battery and charging infrastructure providers and compliance labs, where we provide solutions across the entire ecosystem for the connected “smart” vehicle.
No single customer represented 10 percent or more of the group's revenue.
Electronic Industrial Solutions Group Competition
The market for electronic industrial design and test solutions is highly competitive across our targeted markets. In the electronic industrial test market, our primary competitors are Fortive Corporation, National Instruments Corporation and Rohde & Schwarz GmbH & Co..
Our electronic industrial design and test solutions offer a wide range of products and related software and compete primarily on the basis of differentiated capability, first-to-market leading edge technology, product quality and long-term value to our customers.
The following discussions of Research and Development, Services, Sales, Manufacturing, Marketing, Human Capital, Backlog, Intellectual Property, Materials, Government Regulations and Acquisition of Material Assets include information common to each of our businesses.
Research and Development
We are committed to investing in R&D and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position the company for growth. Our R&D efforts focus on development of first-to-market solutions with differentiated technology to support new software and hardware product introductions and improvements to existing software and hardware products to provide complete customer solutions aligned to the ever-evolving requirements of industries that we serve. We conduct R&D in four principal areas: enabling technologies, system design, simulation and measurement. Our R&D seeks to improve on various technical competencies in software and hardware systems, electronics and solution delivery. R&D investments are focused on delivering technology and first-to-market solutions, as well as building a strong foundation for future solutions over a longer time horizon. Our significant technology development centers are in California, Colorado and Georgia in the United States and in Romania, Malaysia, India, China, Spain, Germany and Japan. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, customer solutions, products and services.
Services Solutions
Our services solutions include product support services, technical support and training and consulting. Customer demand is fulfilled by trained engineers and technicians through regional support and service centers located near customers or through on-site teams. Our global presence with localized service proximity is an important factor in sustaining our customers’

solutions, uptime and utilization requirements. We also provide industry-specific services to deliver complete Keysight solutions and help customers reduce their total cost of ownership for their design and test equipment. Our services solutions include the following general types of services:
•Product support services. Comprehensive support that includes repair, parts, and accredited calibrations of Keysight products and solutions.
•Technical support for software and hardware. Customer support for the usage and utilization of our products.
•Professional services. Installation, training and engineering services to optimize equipment adoption, utilization, and design of test processes.
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
Manufacturing
To maximize our productivity and our ability to respond to market conditions, we have significant in-house manufacturing capabilities that are supplemented by contract manufacturers. Our in-house manufacturing efforts are focused on the highest value added, more complex and highly technical aspects of production, and we use contract manufacturers for assembly, printed circuit board production, metal die-casting and plastic moulding. We have manufacturing centralized in Penang, Malaysia, our largest manufacturing facility, which focuses on the final assembly of our most sophisticated instruments and on final tuning, calibration and test of instruments across the broader portfolio. Our other principal manufacturing facilities are in California and Colorado in the United States, and outside of the United States in Germany and Japan.
We also operate three technology centers located in Santa Rosa, California; Colorado Springs, Colorado; and Boeblingen, Germany that collectively provide key components and sub‑systems for our instruments, including microwave monolithic integrated circuits, thick and thin film circuits, optical components, high-speed probes and precision machining. Our technology centers provide a competitive advantage by developing and manufacturing differentiated technology components with performance levels that are not available commercially. We generally manufacture products after we have received firm orders for delivery.
Marketing
Keysight Global Marketing positions the company brand and drives growth through programs to increase awareness, reputation, and demand for Keysight’s software-centric test and measurement solutions in the industries we serve. We take a multi-pronged approach to building brand equity, including articulating a strong brand purpose, establishing our presence in key markets, deploying behavior-based and geo-targeting advertising to increase online reach, and maintaining leadership in worldwide earned media mentions. We support growth initiatives through high-value content, industry events and local market activities, and implement digital programs to attract new accounts. In response to the Covid-19 pandemic, we emphasized virtual events that enabled customers to remotely innovate and learn. We continue to expand Keysight University, an online learning platform for engineers, with courses for every career level, and have launched a Virtual Solutions Center to showcase solution use cases. At our premium Keysight World virtual events, we bring together customers, industry thought leaders, academics and Keysight experts to share the applications and benefits of breakthrough technologies. We continuously adopt leading-edge marketing practices, technology, and data-driven investments to stay at the forefront of the industry and maximize marketing ROI for Keysight.
Human Capital
We have a diverse, inclusive and respectful work environment, where employees are offered challenging assignments, development opportunities, competitive salaries and a safe workplace. As of October 31, 2021, we had approximately 14,300 employees worldwide representing more than 80 self-identified nationalities working across approximately 30 countries. Of those employees, 5,200 are located in North America, including 5,000 in the U.S., 2,700 are located in Europe and 6,400 are located in Asia.
Culture, Values and Standards
Our core values and culture reflect a commitment to ethical business practices and outstanding corporate citizenship. We adhere to the tenets of the United Nations Guiding Principles on Business and Human Rights, and core International Labor Organization conventions, and we are an affiliate member of the Responsible Business Alliance. We comply with the labor and employment laws of all countries in which we operate, prioritizing fair employment practices, labor compliance, nondiscrimination and equal employment opportunity. Our KLM is the framework for how we do business, enabling us to execute on our strategies with our customers, stockholders and employees while demonstrating our values of Speed and Courage, Uncompromising Integrity, High Performance, Social Responsibility and One Keysight.
We believe our culture fosters employee inclusion, engagement and innovation, which we believe is a competitive advantage. We are committed to maintaining a work environment founded on respect for all in the workplace regardless of race, color, age, gender, sexual orientation, gender identity and expression, ethnicity, religion, disability, veteran status, national origin, or any protected class. Our Keysight Standards of Business Conduct ("SBC") govern our dealings with our customers, competitors, suppliers, third-party partners, as well as with our fellow employees, and is available for review on our website. Our employees are responsible for upholding the SBC, and SBC training is required annually for all our employees.
Governance and Oversight
The Chief People and Administrative Officer ("CAO") is responsible for developing and executing the company’s human capital strategy. This includes directing Keysight's global policies and programs for leadership and talent development, compensation, benefits, staffing and workforce planning, human resources systems, education and organization development, workplace strategies, and ensuring effective and efficient internal company operations. The CAO is responsible for developing and integrating the company’s diversity, equity and inclusion priorities and strategy.
The Chief Executive Officer ("CEO") and CAO regularly update our board of directors and the Compensation and Human Capital Committee (the “Committee”) on human capital matters. In addition, in this past year the board of directors changed the name of the Committee from the Compensation Committee to the Compensation and Human Capital Committee and revised the Committee Charter to reflect the Committee’s increased oversight responsibility for Human Capital management.
Hiring, Retention and Succession Planning
As an engineering company, we understand that Science, Technology, Engineering and Math ("STEM") education is critical to creating a pipeline of future engineers. We support STEM education through a variety of company-sponsored and employee-led programs, such as “Introduce a Girl to Engineering” and “Expand Your Horizons,” which introduce school-age students to engineering.
Our talent acquisition and Human Resources teams work with business leaders to understand and align on business goals and strategies and how they impact our talent needs. The teams use this information to inform recruiting efforts and to build talent pipelines to support growth. In partnership with the marketing team, we have built a strong company brand utilizing multiple communication platforms, social media, and online job boards to highlight Keysight culture, our achievements, business and overall mission, all to better enable us to attract top talent.
We are continuously refining and expanding our talent acquisition strategies and processes, from interviewing to onboarding. As part of our talent acquisition strategy, we provide training to recruiters and hiring managers to assist them in recruiting and hiring top talent. “Developing Job Descriptions & Marketing Job Openings Inclusively” and “SELECT – The Neuroscience of Better Hiring” are two examples of courses available to recruiters and hiring managers. Through our global end-to-end onboarding project, we have created a smooth and simple onboarding experience for our new hires. We had a global job acceptance rate of 86.3 percent in fiscal year 2021. The number of software engineers in our R&D function have more than doubled since we became an independent company.
On at least an annual basis, our business leaders are required to evaluate employee contributions to the company and to identify key contributors, as well as those in need of improvement. Our annual rewards process provides each employee with feedback on their performance over the past fiscal year and rewards achievement. Working with Human Resources, business leaders develop retention strategies and initiatives to keep critical talent focused and engaged and to minimize attrition. Our business leaders re-allocate resources where needed to balance attrition, retirements and the need to source new capabilities. The average tenure of our employees is 12.7 years. Our three-year average employee turnover rate was approximately 6.2 percent and has been lower than the industry average for the past five years.
Through succession planning and leadership development, we are developing our leadership bench. We have identified core competencies for our leadership positions along with a learning and development framework that can help leaders refine those skills. The executive team is actively involved creating, reviewing and revising succession plans. Succession planning sessions are conducted annually in each business and at many levels in the organization. These reviews provide visibility to the overall leadership bench, potential gaps, top talent and development plans.
Globally, 4 percent of our employee population is eligible to retire. In the U.S. and Japan, employees eligible to retire are 27.1 percent and 15.7 percent, respectively. We recognize that many of these employees have valuable skills and historical information and that knowledge transfer is critical. As part of our knowledge transfer practices, we utilize a combination of work shadowing, paired work, coaching, documenting workflows, and cross-training. In the U.S., we have a program specifically designed to enable retirement-ready critical talent to gradually reduce hours, giving us time to transfer critical information and processes. Once retired, these former employees are given the opportunity to consult with us on a limited basis to provide on-going mentoring and training.
Diversity and Equal Employment Policy
We are an equal opportunity employer, and we are committed to maintaining a diverse and inclusive work environment that is free from harassment and discrimination. Our commitment to diversity, equity and inclusion helps us attract and retain the best talent and drives high performance through innovation and collaboration. Diversity is a competitive advantage, and we strive to maintain a best-in-class work environment that fosters respect for individuals, their ideas and contributions. We benefit from the innovation that results when people with differing experiences, perspectives and cultures work together.
Diversity, equity and inclusion are among our CEO's top priorities. In addition to our broader diversity, equity and inclusion initiatives, we set near-term objectives to increase representation of under-represented minorities. We have a Senior Director of Diversity and Inclusion who is responsible for driving implementation of new and ongoing initiatives to continue to foster a diverse and inclusive environment.
Our staffing policies underscore our commitment to diversity, ethics, integrity and compliance. In order to increase the pool of diverse candidates for open positions, we participate in diversity-focused career fairs and conferences in the U.S., Asia and Europe. We identify diversity recruiting business champions to develop business-specific talent acquisition plans, and we have partnerships with universities worldwide that are aligned with our strategic talent needs, including Historically Black Colleges and Universities ("HBCU") in the United States.
We seek to create an environment where employees can be successful and provide mentoring programs, inclusive benefits, support for employee network groups, and training for every stage of employment.
As of October 31, 2021, women represented 30.3 percent of our global workforce, and underrepresented minorities represented 35.5 percent of the U.S. workforce. The percentage of women in leadership positions (Officer, Senior Vice President, Vice President, Senior Manager, Integrating Manager, Operating Manager and Supervisor) globally was 23.4 and the percentage of underrepresented minorities was 31.4. At the senior executive level (Officer, Senior Vice President, Vice President), 18.2 percent were women and 21.6 percent were underrepresented minorities. Our Board has ten members, three of whom are women, and one is a self-identified underrepresented minority.
In the U.S., we are seeking to expand our Asian, Black/African American, Hispanic/Latinx, Native American and Pacific Islander representation in our workforce. We established annual hiring goals to improve our workforce diversity. In fiscal year 2021, 34.4 percent of our global external new hires were women, falling short of our fiscal year 2021 goal of 35 percent. In fiscal year 2021, 46.4 percent of external new hires in the U.S. were underrepresented minorities, exceeding our goal of 45 percent. Our fiscal year 2022 hiring goal is intended to show improvement, with an increase to 35.4 percent global external new hires being women and 47.4 percent of external new hires in the U.S. being underrepresented minorities. A metric in our short-term executive compensation program for fiscal year 2022 is tied to the achievement of these goals. To measure achievement of this goal, we are using the California Assembly Bill 979 definition of underrepresented minorities, which includes Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, or gay, lesbian, bisexual or transgender.
Learning and Development
We believe that learning is a lifelong pursuit that creates a mindset of professional growth and continuous improvement. We emphasize on-the-job learning through stretch assignments and development opportunities as well as education. Our employees have access to a wide range of programs, workshops, classes and resources to help them excel in their careers and share what they know with others. Our Keysight University platform offers training and development programs, as well as learning resources. Our Employee Educational Assistance Program provides financial and management support to eligible employees, allowing them to pursue academic degrees related to their field of work. Employees are eligible for tuition reimbursement programs and distance learning degree programs with major universities.
Many of our employees are required to take annual training courses related to their work, including those pertaining to the environment, data privacy, and workplace health and safety. We also have leadership development programs available to employees, including the New Manager Training Program, Manager’s Boot Camp, and Executive Online Development Program.
We hold an annual Keysight Executive Development ("KED") program with senior leaders to align on strategy and key focus areas for the company. Portions of these recorded sessions are then cascaded down to all Keysight employees. Our KLM was rolled out during a KED program, and subsequently over 11,500 Keysight employees have completed customized KLM training.
In addition, we expect all of our managers to complete the Yale University Fostering Inclusion & Diversity program by the end of fiscal year 2022.
Compensation and Benefits
We compensate employees with competitive wages and benefit programs designed to meet employee needs. Our compensation and benefit programs are designed to recognize our employees' contributions to value creation and business results. These programs include competitive base salaries and variable pay, which reward company and individual performance; share-based equity award grants; health and welfare benefits; time-off; development programs and training; and opportunities to give back to our communities through donations of time and money. We seek to ensure pay parity across our organization. In 2021 we achieved a worldwide male to female salary ratio of nearly 1:1. We monitor our benefits programs to ensure they meet the health and welfare needs of our employees.
Listening to Employees
We provide multiple avenues for employee input. Our Open-Door Policy provides employees with direct access to any level of management to discuss ideas, get input on career development and discuss concerns in a constructive manner. The MyVoice program fosters inclusion through engagement surveys on a variety of topics that give us insight on what employees value and helps us identify where to prioritize our efforts. We also created a global Inclusion Council comprised of employees from all functions and across the globe to help formulate our goals and track our progress.
Health, Safety and Wellness
We strive to maintain a best-in-class work environment and provide a safe and healthy workplace for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, utilizing a global travel health program, and maintaining robust emergency and disaster recovery plans. We promote the health and wellness of our employees through our Employee Well Being programs and workplace accessibility and accommodations.
Throughout the COVID-19 pandemic, we operated in accordance with three guiding principles – keep employees and their families safe and healthy, keep Keysight strong for our employees and customers, and help our communities. Our actions in response to the pandemic have been guided by these priorities. As we were making plans to return employees to our facilities, the prevalence of the Delta variant resulted in a delay of those plans. Most recently, in accordance with a Presidential mandate for federal contractors, we instituted a vaccine mandate for all U.S. employees unless they have approved medical or religious accommodations.

Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers and/or completion of a commitment to a customer. At October 31, 2021, our unfilled backlog was approximately $2,115 million as compared to approximately $1,709 million at October 31, 2020, primarily driven by strong order growth and an increase in solutions sales with a longer order-to-revenue cycle. We expect the majority of unfilled backlog to be recognized as revenue within six months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.
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
Materials
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials, such as plastic resins and sheet metal. We purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. To address the potential disruption in, and other risks related to, our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of solutions for alternative components. In addition, while we generally attempt to keep our inventory at optimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain. With the global shortages and increased lead-times for commodities such as semiconductors and passive components, we have placed orders in advance for assurance of supply. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Some of our properties are undergoing remediation by HP Inc. ("HP") for subsurface contamination that was known at the time of Agilent’s separation from HP in 1999. In connection with Agilent’s separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to Keysight in our separation from Agilent on November 1, 2014 (the "Separation"). As a result, HP has access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the Separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
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
Import/Export Regulations
We sell products and solutions to customers all over the world and are required to comply with the U.S Export Administration Regulations and economic and trade sanctions programs limiting or banning sales into certain countries. Countries outside of the U.S. have implemented similar controls and sanction regulations. Together these controls and regulations may impose licensing requirements on exports of certain technology and software from the U.S. and may impact our ability to transact business in certain countries or with certain customers. We have developed compliance programs and training to prevent violations of these programs and regulations, and we regularly monitor changes in the law and regulations.
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we will pay a penalty of $6.6 million, $2.5 million of which is suspended, over three years, and we have engaged a special compliance officer for three years. The suspended portion of the penalty will be reduced by amounts we spend on qualifying compliance activities during the three year period. Working with the special compliance officer, we will continue to develop and refine ITAR-related compliance and training programs to prevent future violations of these regulations. Changes in the law may restrict or further restrict our ability to sell certain products and solutions and may require us to develop additional compliance programs and training.
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
Health and Safety Regulations
We are subject to and comply with health and safety laws and regulations in jurisdictions in which we operate. These regulations may differ by country, requiring us to keep track of varied and complex requirements. In the U.S. we are subject to federal and state Occupational Health and Safety laws as well as federal, state and local requirements, including specifically Executive Order 14042 (the “Order”), Ensuring Adequate Safety Protocols for Federal Contractors, which requires all U.S. employees of federal contractors to be vaccinated against COVID-19 unless they have an approved religious or medical accommodation. We have put policies and practices in place and are devoting resources to comply with the Order, which could result in loss of key personnel. Similar mandates have been issued in countries outside of the U.S. Health and safety laws, regulations and orders, including the Order, and are subject to change over time and will require monitoring and may cause us to incur additional costs related to compliance.

Executive Officers of the Registrant
The following is information regarding our executive officers as of December 1, 2020.
Ronald S. Nersesian, 62, has served as President and Chief Executive Officer of Keysight since December 2013. From September 2013 to December 2013, he served as Executive Vice President of Agilent. Mr. Nersesian served as President of Agilent from November 2012 to September 2013 and as Chief Operating Officer, Agilent from November 2011 to September 2013. From November 2011 to November 2012, Mr. Nersesian served as Agilent’s Executive Vice President and Chief Operating Officer. Mr. Nersesian has served as a Director on our board of directors since the December 2013, and as Chairman of our board of directors since November 2019.
Satish Dhanasekaran, 49, has served as Senior Vice President and Chief Operating Officer since October 2020. He was Senior Vice President and President of the Communications Solutions Group from July 2017 to September 2020. From May 2016 to July 2017, Mr. Dhanasekaran served as Keysight’s Vice President and General Manager, Wireless Devices and Operators Business Unit. From June 2015 to May 2016, Mr. Dhanasekaran served as the General Manager of the Mobile Broadband Operation, and from November 2014 through June 2015, he led the marketing function for the Signal Analysis and Signal Sources Division.
Neil Dougherty, 52, has served as Senior Vice President and Chief Financial Officer of Keysight since December 2013. From 2012 to December 2013, Mr. Dougherty served as Vice President and Treasurer of Agilent. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer.
Jay Alexander, 58, has served as Senior Vice President and Chief Technology Officer of Keysight since May 2014. From November 2013 to May 2014, Mr. Alexander served as Vice President and General Manager, Oscilloscope and Protocol Division. From October 2009 to November 2013, he served as Vice President and General Manager for the Oscilloscope and Protocol Division of Agilent.
Huei Sin Ee, 55, has served as Keysight’s Senior Vice President and President of the Electronic Industrial Solutions Group since October 2020. Previously, she was Vice President and General Manager of Keysight’s General Electronics Measurement Solutions from November 2015 to September 2020. Ms. Ee concurrently served as Vice President of Keysight Education from September 2018 to September 2020. From June 2013 to October 2015, Ms. Ee was the Vice President and General Manager of Keysight’s General-Purpose Electronic Measurement Division. Ms. Ee served as Vice President and General Manager of Agilent’s Basic Instruments Division from February 2005 to May 2013.
Ingrid Estrada, 57, has served as Senior Vice President, Chief People and Administrative Officer and Chief of Staff since August 2017. Previously, she served as Keysight’s Senior Vice President, Human Resources from December 2013 until August 2017. From 2011 until December 2013, she served as Vice President and General Manager of Global Sourcing of Agilent from 2011.
Soon Chai Gooi, 60, has served as Senior Vice President, Order Fulfillment and Information Technology since October 2020 and as Senior Vice President and President of the Electronic Industrial Solutions Group since November 2015. From December 2013 to November 2015, Mr. Gooi served as Senior Vice President of Order Fulfillment and Infrastructure for Keysight. Mr. Gooi served as President, from November 2012 to September 2013, and as Senior Vice President, from December 2011 to November 2012, of Agilent's Order Fulfillment and Supply Chain.
Jeffrey Li, 52, has served as Senior Vice President, General Counsel, and Secretary since July 2019. From December 2013 through July 2019, Mr. Li served as Vice President, Assistant General Counsel, and Assistant Secretary of Keysight, and as Senior Counsel of Agilent from 2011 to December 2013.
Kailash Narayanan, 48, has served as Keysight's Senior Vice President and President of the Communications Solutions Group since November 2021. From November 2020 until November 2021, Mr. Narayanan served as President of the Commercial Communications business. He served as Vice President and General Manager, Wireless Test Business Unit, from September 2017 until November 2020, and was Vice President and General Manager, Wireless Devices from May 2016 until September 2017. From November 2014 until May 2016, Mr. Narayanan served as R&D Senior Manager of Keysight's Mobile Broadband business.
John Page, 57, has served as Senior Vice President and President of Global Services since November 2015 and most recently served as Vice President of business finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010 to 2014.

John Skinner, 59, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since December 2013. Prior to that, Mr. Skinner served as Vice President, Agilent and Controller of Global Infrastructure and Enterprise Financial Planning and Analysis from April 2012 to December 2013.
Mark Wallace, 56, has served as Senior Vice President of Worldwide Sales since November 2016. From November 2014 to November 2016, Mr. Wallace served as Vice President and General Manager of Americas Field Operations. From November 2011 to November 2014, he served as Americas Field Operations Vice President of Agilent's Electronic Measurement Group.
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
Our Corporate Governance Guidelines, the charters of our Audit and Finance Committee, Compensation and Human Capital Committee, Nominating and Corporate Governance Committee, Executive Committee as well as our SBC and Corporate Social Responsibilities reports are available on our website at www.investor.keysight.com under “Corporate Governance.” These items are also available in print to any stockholder in the United States and Canada who requests them by calling (800) 829-4444. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

Item 1A.  Risk Factors
Risks, Uncertainties and Other Factors That May Affect Future Results
Risks Related to Our Business
Global health crises, such as the COVID-19 pandemic, have had an impact on our supply chain and could have a material impact on our global operations, our customers and vendors, which could adversely impact our business results and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce spread of the disease. To protect the health and safety of our employees, we temporarily closed our facilities globally and asked employees who can work from home to do so for the foreseeable future. Employees who were not able to work effectively from home were brought back to work at our sites with strict safety protocols in place, which are in compliance with local regulations, recommendations from our medical director and guidance from the Centers for Disease Control and the World Health Organization. Fluctuation in infection rates have continued and the appearance of new and more easily transmitted variants of COVID-19, such as the Delta variant, have resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response. Plans to return all employees to Keysight facilities at pre-COVID-19 levels were temporarily delayed by the emergence of the Delta variant.
The uncertain duration and severity of the pandemic caused by COVID-19 and its variants, as well as continued periodic spikes in infection rates, local outbreaks of the virus and its variants or potential outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, where available, could cause disruptions to our operations or those of our suppliers, customers or vendors. Outbreaks causing renewed implementation or extension of existing government orders or new orders or mandates, such as government-imposed vaccine mandates, could also impact the availability of our employees or other workers or could lead to attrition of key employees, which could further impact our ability to manufacture, ship or deliver products and solutions to customers. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to collaborate globally with customers, suppliers, and internal colleagues.
The pandemic has led to global supply chain challenges, which have adversely impacted our ability to procure certain components and could impact our ability manufacture products and cause delays in delivery of our solutions to our customers. Global shifts in customer demand and raw material supply due to COVID-19 could result in delayed or canceled orders and our customers’ reduced spending, reduced demand for products and solutions, and their inability to pay for products and solutions.
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
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by the continuing global pandemic, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our solutions and services. The current impact of COVID-19 on the supply chain globally could impact our markets and harm our business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
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
International trade disputes and increased tariffs between the United States and such jurisdictions could substantially change our expectations and ability to operate in such jurisdictions as we have done historically. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in China. If the U.S.’s relationship with China results in additional trade disputes, trade protection measures, retaliatory actions, tariffs and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected due to such changes in the economic and political ecosystem in which our suppliers, vendors, customers, partners, and other entities with whom we do business operate.
A decreased demand for our customers’ products or trade restrictions could adversely affect our results of operations.
Our business depends on our customers’ ability to manufacture, design, and sell their products in the marketplace. International trade disputes affecting our customers could adversely affect our business. Tariffs on imports to or from China could increase the cost of our customers’ components and raw materials, which could make our customers’ products and services more expensive and could reduce demand for our customers’ products. Protectionist and retaliatory trade measures by either China or the United States could limit our customers’ ability to sell their products and services and could reduce demand for our customers’ products. Our customers and other entities in our customer chain could decide to take actions in response to international trade disputes that we could not foresee. A decrease in demand or significant change in operations from our customers due to international trade disputes could adversely affect our operating results and financial condition.
In addition to the above, our customers and suppliers could become subject to U.S. export restrictions and sanctions, such as being added to the U.S. Department of Commerce’s “Lists of Parties of Concern” and having U.S. export privileges denied or suspended. In the event that a customer or supplier of ours becomes subject to such sanctions, we will suspend our business with such customer or supplier. Because of the continued tense political and economic relationship between the United States and China, new sanctions could be imposed with little notice, which could leave us without an adequate alternative solution to compensate for our inability to continue to do business with such customer or supplier. Some of our suppliers and customers in the supply chain are working on unique solutions and products in the market, and it may be difficult if not impossible to replace them, especially with short notice. We cannot predict what impact future sanctions could have on our customers or suppliers, and therefore, our business. Any export restrictions or sanctions and any tariffs or other trade restriction imposed on our customers or suppliers could adversely affect our financial condition and business.
Economic, political, and other risks associated with international sales and operations could adversely affect our results of operations.
Because we sell our solutions worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers, and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including but not limited to:
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
•existing interruptions to transportation flows for delivery of parts to us and finished goods to our customers;
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
The continuing COVID-19 global pandemic could impact our ability to execute on these dependencies. It may be difficult to differentiate ourselves from our competitors due to limited travel and access to customers, which could make it difficult to properly assess customer needs, and interruptions in manufacturing and delivery of solutions.

Our future operating results may fluctuate significantly if our investments in innovative technologies are not as profitable as we anticipate.
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We are currently devoting significant resources to new technologies in the communications, automotive, battery, Internet of Things, and mobile industries. We are investing in R&D, developing relationships with customers and suppliers, and re-directing our corporate and operational resources to grow within these innovative technologies. Our income could be harmed if we fail to gain sufficient market share, if demand for our solutions is lower than we expect, or if our income related to the innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
Failure to adjust our purchases due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in the current economic climate affected by the global pandemic is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Additionally, the current disruption to the global supply chain has impacted our ability to purchase supplies and components to meet increasing product demand, which could materially affect our results. We have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. The COVID-19 pandemic has further exacerbated these risks as suppliers are impacted by periodic surges in infection rates, possible shutdown orders, new safety restrictions, including government and customer vaccine mandates, and disruptions to the global supply chain. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand is lower than our expectations, our manufacturing capacity will likely exceed our production requirements. During a general market upturn or an upturn in our business, if we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our income, margin and operating results. By contrast, if, during an economic downturn, we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins and operating results.

Key customers or large orders may expose us to additional business and legal risks that could have a material adverse impact on our operating results and financial condition.
As a global company, we have key customers all over the world, although no one customer makes up more than 10 percent of our revenue. Sales to those customers could be reduced or eliminated as a result of failure to respond to customer needs, reduced customer demand, increased sales to our competitors, inability to manufacture or ship products and solutions, supply chain constraints, trade restrictions, sanctions and embargoes. We have experienced forced reductions in sales and been prevented from selling large orders to certain key customers due to trade restrictions, which we have been able to mitigate with the addition of new customers and new business. If we have future reductions in sales or lose key customers, there is no guarantee that we will be able to mitigate the impact of such reductions or losses, which could negatively impact our income, operating results and financial condition.
Certain key customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may demand contract terms that differ considerably from our standard terms and conditions. Large orders may also include severe contractual liabilities if we fail to provide the quantity and quality of product at the required delivery times or fail to meet other obligations. While we attempt to contractually limit our potential liability, we may agree to some or all of these provisions to secure these orders and grow our business. Such actions expose us to significant additional risks, which could result in a material adverse impact on our operating results and financial condition.
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
 A substantial amount of our solutions are priced and paid for in U.S. Dollars, although many of our solutions are priced in local currencies and a significant amount of certain types of expenses, such as payroll, utilities, tax and marketing expenses, are paid in local currencies. Our hedging programs are designed to reduce, but not entirely eliminate, within any given 12-

month period, the impact of currency exchange rate movements, including those caused by currency controls, which could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond a 12-month period, our hedging strategy will not mitigate our exchange rate risk. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of these counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in the number of available counterparties, increasingly unfavorable terms or the failure of counterparties to perform under hedging contracts.
Volatile changes in weather conditions and effects of climate change could damage or destroy strategic facilities, including our headquarters, which could have a significant negative impact on our operations.
We and our customers and suppliers are vulnerable to the increasing impact of climate change. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to manufacture and ship product, which may negatively impact revenue. Disasters created by extreme conditions could cause significant damage to or destruction of our facilities resulting in temporary or long-term closures of our facilities and operations and significant expense for repair or replacement of damaged or destroyed facilities. This could also result in loss or damage to employee homes, employees relocating to other parts of the country or being unwilling to relocate to the strategic locations, housing shortages and loss of or inability to recruit key employees. This could result in adverse impact to the available workforce, damage to or destruction of inventory, inability to manufacture and deliver solutions, cancellation of orders, and breaches of customer contracts leading to reduced revenue.
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
Our commitment to Net Zero emissions in company operations by Fiscal Year 2040 will be subject to significant costs and regulations which could impact business operations, processes, revenue, and reputation.
In May 2021, the company disclosed its commitment to achieving net zero Scope 1 and Scope 2 emissions by the end of fiscal year 2040. The company plans to meet this commitment by reducing energy consumption through efficiency and conservation measures, investments in renewable energy and selective purchase of certified offsets for residual emissions. The company also committed in September 2021 to developing approved science-based targets in line with limiting global warming to 1.5 degrees Celsius above pre-industrial levels. In addition to Scope 1 and Scope 2 emissions defined by our net zero goal, the company will develop Scope 3 reduction and engagement targets across relevant categories as part of our commitment to science-based targets. The development and implementation of goals and targets may require significant and expensive capital improvements, changes in product development, manufacturing processes and shipping methods. These changes may materially increase the cost to manufacture and ship products and solutions, result in price increases to customers, reduce product or solution performance, and create customer dissatisfaction, potentially adversely impacting our revenue and profitability.
Achieving net zero emissions goals and targets may entail compliance with evolving laws and regulatory requirements, which may cause us to change or reconfigure facilities and operations to meet regulatory standards. If operations are out of compliance, we may be subject to civil or criminal actions, fines and penalties and be required to make significant changes to facilities and operations and temporarily or permanently shut down non-compliant operations, which could result in business disruption and significant unexpected expense, delays in or inability to develop, manufacture and ship products and solutions, customer dissatisfaction, loss of revenue and damage to our reputation.
If we are unable to sufficiently reduce Scope 1 and Scope 2 emissions through energy reduction measures or our investments in renewable energy are not successful, we may fail to achieve our net zero emission commitment by fiscal year 2040. If we are unable to achieve Scope 3 reduction and engagement targets, we may fail to achieve our commitment to science-based targets. Failing to achieve the company’s net zero or science-based targets commitments could result in regulatory non-compliance, criminal or civil actions against us, assessment of fees and penalties, inability to develop, manufacture and ship products, customer dissatisfaction with our products and solutions, reduced revenue and profitability, shareholder lawsuits and damage to our reputation.
Third parties may claim that we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling solutions or services.
From time to time, third parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from business operations. A claim of intellectual property infringement could cause us to enter into a costly or restrictive license agreement (which may not be available under acceptable terms, or at all), require us to redesign certain of our solutions (which would be costly and time-consuming) and/or subject us to significant damages or an injunction against the development and sale of certain solutions or services. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will be available to us in the future on terms favorable to us or at all.
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
Our pending patent, copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage. In preparation for the separation and distribution, we applied for trademarks related to our global brand name in various jurisdictions worldwide. Any successful opposition to our applications in material jurisdictions could impose material costs on us or make it more difficult to protect our brand. Different jurisdictions vary widely in the level of protection and priority they give to trademark and other intellectual property rights.
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
In addition, our IT systems may be susceptible to damage, disruptions, instability, or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, implementation of new operational systems or software or upgrades to existing systems and software, catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
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
We are subject to federal, state, and local taxes in the United States and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, regulations, principles, and interpretations in the United States and in other jurisdictions where we do business. With the existence of economic and political policies that favor domestic interests, it is possible that more countries will enact tax laws that either increase the tax rates, or reduce or change the tax incentives available to multinational companies like ours. Upon a change in tax laws in any territory where we do significant business, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.
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
Our Singapore tax incentives are due for renewal in fiscal 2024, but we cannot guarantee that Singapore will not revoke the tax incentives earlier. Our taxes could increase if the existing Singapore incentives are revoked or are not renewed upon expiration. We cannot guarantee that we will qualify for any new incentive regime that may exist in fiscal 2024. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we may lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives and could harm our operating results after tax.
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
We and our customers are subject to various significant international, federal, state and local regulations, including, but not limited to, health and safety including regulations related to COVID-19, packaging, data privacy, product content, environmental, labor and import/export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We have been required to incur significant expenses to comply with these regulations and to remedy violations of certain import/export regulations. Any future failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, high financial penalties, product recalls or impositions of fines, and restrictions on our ability to carry on or expand our operations. If demand for our solutions is adversely affected or our costs increase, our business would suffer.
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

Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease 140 operating facilities located throughout the world that handle manufacturing production, research and development ("R&D"), administration, assembly, sales, quality, assurance testing, distribution and packaging of our products. These facilities are primarily located in the following countries: United States, Malaysia, Japan, China, Germany, India, United Kingdom, Taiwan, Spain, Singapore, Italy and Romania. As of October 31, 2021, we own or lease approximately 6.2 million square feet of space worldwide, of which we own approximately 4.1 million square feet and lease approximately 2.1 million square feet. Our sales facilities occupy a total of approximately 0.3 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupy approximately 5.1 million square feet. Our other facilities represent vacated space totaling approximately 0.8 million square feet, of which 0.7 million square feet is leased to third parties. All of these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant the Consent Agreement, we will pay a penalty of $6.6 million, $2.5 million of which is suspended, over three years and will employ a special compliance officer for three years. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "KEYS.’’
There were 17,858 shareholders of record of Keysight common stock as of December 13, 2021.
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
ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal quarter ended October 31, 2021. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2021 is 4,361,542 shares.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

August 1, 2021 through August 31, 2021	—	—	—	$430,286,406
September 1, 2021 through September 30, 2021	1,154,282	$175.98	1,154,282	$227,152,084
October 1, 2021 through October 31, 2021	909,660	$164.90	909,660	$77,152,103
Total	2,063,942		2,063,942

(1)	On November 18, 2020, our board of directors approved a stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock. On November 18, 2021, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock, replacing the previously approved November 2020 program, under which $77 million remained.

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
Item 6. [Reserved]
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, the impact of increased trade tension and tightening of export control regulations, the impact of compliance with the August 2, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, continued impacts to the supply chain, government mandates related to pandemic conditions such as a novel strain of coronavirus (“COVID-19”) and its variants, impacts related to net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, and our estimated or anticipated future results of operations, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview and Executive Summary
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product development lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
COVID-19 pandemic and related supply chain disruptions
Our global operations have been and continue to be affected by the ongoing global pandemic of COVID-19 and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the year ended October 31, 2021, governments in many countries, including the United States, continued to issue orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements, vaccine mandates and the closure of all but critical and essential services and infrastructure. Working with local governments and health officials to implement health and safety measures at all of our locations, we have re-opened most sites worldwide and significantly ramped our production and services operations. Plans to return all employees to Keysight facilities at pre-COVID-19 levels were temporarily delayed by the emergence of the Delta variant. The pandemic has led to global supply chain challenges that have adversely impacted our ability to procure certain components, which in some cases is impacting our ability to manufacture products and causing delays in delivery of our solutions to our customers.
For discussion of risks related to COVID-19 on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Years ended October 31, 2021, 2020 and 2019
We realized the most notable impacts of the COVID-19 virus control measures in the last half of the second quarter and continuing into the third quarter of fiscal 2020, with sequential improvement each quarter thereafter. During the year ended October, 31, 2020, our orders, revenues and margins were adversely impacted by site closures and supply chain disruptions resulting from the global disruptions and shutdown of our production facilities, resulting in a soft prior-period compare.
Total orders for 2021 were $5,356 million, an increase of 18 percent when compared to 2020. Foreign currency movements and acquisitions each contributed 1 percentage point to the order growth for 2021 when compared to 2020. Orders grew double-digits across all regions. Total orders for 2020 were $4,528 million, an increase of 2 percent when compared to 2019. Foreign currency movements had an immaterial impact on the year-over-year comparison. Orders associated with acquisitions contributed 1 percent to the order growth for 2020 when compared to 2019. Order growth in Asia Pacific was partially offset by a decline in Europe, while the Americas remained flat.
Revenue of $4,941 million for 2021 increased 17 percent when compared to 2020. Foreign currency movements and acquisitions each contributed 1 percentage point to the revenue growth for 2021 as compared to 2020. Revenue for both the Communications Solutions Group and the Electronic Industrial Solutions Group grew as compared to 2020, driven by strong demand across all the regions and markets. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented approximately 71 percent and 29 percent, respectively, of total revenue for 2021. Revenue of $4,221 million for 2020 decreased 2 percent when compared to 2019. Foreign currency movements had an immaterial impact on the year-over-year comparison. Revenue associated with acquisitions had a 1 percentage point favorable impact on revenue for 2020 when compared to 2019. Revenue for both the Communications Solutions Group and Electronic Industrial Solutions Group declined as compared to 2019 due to the impact of site closures and supply chain disruptions related to the COVID-19 pandemic. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented approximately 74 percent and 26 percent, respectively, of total revenue for 2020.
Net income was $894 million in 2021 compared to net income of $627 million and $621 million in 2020 and 2019, respectively. The increase in net income for 2021 when compared to 2020 was primarily driven by higher revenue volume, lower amortization of acquisition-related balances and lower income tax expense, partially offset by an increase in variable people-related costs, higher R&D investments, lower operating income due to a one-time prior-period gain related to an insurance settlement, a loss on a partial settlement of our Netherlands defined benefit plan and the incremental costs of acquired businesses. The increase in net income for 2020 when compared to 2019 was driven by favorable mix, a decline in variable compensation and a reduction in discretionary spending, partially offset by lower revenue volume due to the impact of site closures and supply chain disruptions as well as higher income tax expense. In 2021, 2020 and 2019, we generated operating cash flows of $1,322 million, $1,016 million and $998 million, respectively.
Outlook
Our strategy of bringing first-to-market solutions that help customers develop new technologies and accelerate innovation provides a platform for long-term growth. We expect our customers to continue to make R&D investments in certain next-generation technologies. We are still in the early market stages for technologies such as 5G/6G, next-generation automotive, internet of things ("IoT") and defense modernization and expect technology investments to continue. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, pandemics or epidemics, such as the COVID-19 outbreak, and the related global supply chain challenges. We remain confident in our long-term secular market growth trends and the strength of our operating model.
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
Results from Operations - Years ended October 31, 2021, 2020 and 2019
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

	Year Ended October 31,			2021 over 2020 % Change	2020 over 2019 % Change
	2021	2020	2019
	(in millions)
Revenue:
Products	$4,050	$3,432	$3,554	18%	(3)%
Services and other	891	789	749	13%	5%
Total revenue	$4,941	$4,221	$4,303	17%	(2)%

	Year Ended October 31,			2021 over 2020 % Change	2020 over 2019 % Change
	2021	2020	2019
% of total revenue:
Products	82%	81%	83%	1%	(2)%
Services and other	18%	19%	17%	(1)%	2%
Total	100%	100%	100%
The following table provides the percent change in revenue for the years ended October 31, 2021 and 2020 by geographic region, including and excluding the impact of foreign currency movements, as compared to the respective prior year.

	Year over Year % Change
	2021 over 2020		2020 over 2019
Geographic Region	actual	currency adjusted	actual	currency adjusted
Americas	22%	22%	(5)%	(5)%
Europe	18%	14%	(5)%	(6)%
Asia Pacific	13%	12%	2%	2%
Total revenue	17%	16%	(2)%	(2)%
For the year ended October 31, 2021, revenue grew across all the regions. Foreign currency movements had a favorable impact of 1 percentage point on total revenue growth in 2021, with a favorable impact of 4 percentage points in Europe and 1 percentage point in Asia Pacific. For the year ended October 31, 2020, revenue declined in the Americas and Europe, partially offset by growth in Asia Pacific, due to the impact of temporary site closures and supply chain disruptions related to the COVID-19 pandemic. Foreign currency movements had an immaterial impact on total revenue in 2020, with a favorable impact of 1 percentage point in Europe.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue, and orders for goods that were shipped but not invoiced, awaiting acceptance by customers and/or completion of a commitment to a customer. At October 31, 2021, our unfilled backlog was approximately $2,115 million as compared to approximately $1,709 million at October 31, 2020, primarily driven by strong order growth and an increase in solutions sales with a longer order-to-revenue cycle. We expect the majority of unfilled backlog to be recognized as revenue within six months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.

Costs and Expenses

	Year Ended October 31,			2021 over 2020 % Change	2020 over 2019 % Change
	2021	2020	2019
Gross margin on products	62.4%	60.0%	59.5%	2 ppts	1 ppt
Gross margin on services and other	60.7%	60.0%	56.0%	1 ppt	4 ppts
Total gross margin	62.1%	60.0%	58.9%	2 ppts	1 ppt
Operating margin	21.9%	18.1%	16.5%	4 ppts	2 ppts

(in millions)
Research and development	$811	$715	$688	13%	4%
Selling, general and administrative	$1,195	$1,097	$1,155	9%	(5)%
Other operating expense (income), net	$(17)	$(44)	$(20)	(61)%	118%
Gross margin increased 2 percentage points in 2021 compared to 2020, primarily driven by lower amortization of acquisition-related balances and higher revenue volume, partially offset by higher variable people-related costs. Gross margin increased 1 percentage point in 2020 compared to 2019, primarily driven by favorable mix and lower variable compensation, partially offset by lower revenue volume due to the impact of site closures and supply chain disruptions.
Excess and obsolete inventory charges were $27 million in 2021, $29 million in 2020 and $27 million in 2019.
Research and development expense increased 13 percent in 2021 compared to 2020, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, increase in variable people-related costs and incremental costs of acquired businesses. Research and development expense increased 4 percent in 2020 compared to 2019, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, and incremental costs of acquired businesses, partially offset by declines in variable compensation and a reduction in discretionary spending due to COVID-19 related disruptions.
Selling, general and administrative expenses increased 9 percent in 2021 compared to 2020, primarily driven by increases in variable and other people-related costs, infrastructure-related costs and incremental costs of acquired businesses, partially offset by reductions in travel and marketing-related costs due to COVID-19 related disruptions. Selling, general and administrative expenses decreased 5 percent in 2020 compared to 2019, primarily driven by declines in travel and marketing-related costs due to COVID-19 related disruptions, and variable and other people-related costs, partially offset by incremental costs of acquired businesses.
Other operating expense (income), net was income of $17 million, $44 million and $20 million for 2021, 2020 and 2019, respectively. Other operating expense (income), net for 2020 includes a one-time gain of $32 million on an insurance settlement.
Operating margin increased 4 percentage points in 2021 when compared to 2020, primarily driven by gross margin gains and lower operating expenses as a percentage of sales. Operating margin increased 2 percentage points in 2020 when compared to 2019, primarily driven by favorable revenue mix, declines in travel and marketing-related costs due to COVID-19 related disruptions, and variable compensation, partially offset by lower revenue volume.

Our headcount was approximately 14,300 at October 31, 2021 compared to approximately 13,900 at October 31, 2020.
Interest Income and Expense
Interest income for 2021, 2020 and 2019 was $3 million, $11 million and $23 million, respectively, and primarily relates to interest earned on our cash balances. Interest expense for 2021, 2020 and 2019 was $79 million, $78 million and $80 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense), net
Other income (expense), net for 2021, 2020 and 2019 was income of $6 million, $63 million and $61 million, respectively, and primarily includes income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial loss and prior service credits, and gains (losses) on settlements and curtailments) and the change in fair value of our equity investments. The decrease in net other income for 2021 when compared to 2020 was driven by a $16 million loss on partial settlement of our Netherlands defined benefit plan and higher amortization of net actuarial losses. We also recognized gains from insurance proceeds of $9 million and $15 million for the years ended October 31, 2020 and 2019, respectively.
Income Taxes

	Year Ended October 31,
	2021	2020	2019
	(in millions)
Provision for income taxes	$116	$134	$94
Effective tax rate	11%	18%	13%
The effective tax rate was 11 percent, 18 percent, and 13 percent for 2021, 2020 and 2019, respectively. The tax rate in each of these years was lower than the U.S. statutory rate primarily due to the proportion of worldwide earnings that are taxed at lower statutory tax rates in non-U.S. jurisdictions. The decrease in the effective tax rate from 2020 to 2021 is due to a change in the jurisdictional mix of non-U.S. earnings offset by an increase in U.S. taxes on non-U.S. earnings, a decrease due to the release of valuation allowance on Netherlands net operating losses in 2021, and a decrease due to the 2021 actual tax impact of acquired entity integration as compared to the estimate at acquisition based on the finalization of the integration plan. The increase in the effective tax rate from 2019 to 2020 is primarily due to the 2019 benefit from a release of tax reserves.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. The impact of the tax incentives decreased income taxes by $70 million, $53 million and $47 million in 2021, 2020 and 2019, respectively. The increase in tax benefit from 2020 to 2021 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2021.
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
At this time, management does not believe that the outcome of any future or currently ongoing examination will have a material impact on our consolidated financial statements. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If the resolution of any tax issues that arise in any future or currently ongoing examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period in which such resolution occurs.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2017 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2015 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
Keysight’s fiscal year 2018 U.S. federal income tax return is currently under examination by the Internal Revenue Service. The Tax Cuts and Jobs Act was enacted in December 2017 and imposed a one-time U.S. tax on foreign earnings not previously repatriated to the U.S., known as the Transition Tax, which was reported in Keysight’s 2018 U.S. federal income tax return.

The company is being audited in Malaysia for the 2008 tax year. This tax year predates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
Segment Overview
We have two reportable operating segments, the Communications Solutions Group and the Electronic Industrial Solutions Group. The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, a gain on an insurance settlement related to northern California wildfires, restructuring costs, interest income, interest expense and other items.
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
Revenue

	Year Ended October 31,			2021 over 2020 % Change	2020 over 2019 % Change
	2021	2020	2019
	(in millions)
Total revenue	$3,523	$3,132	$3,177	12%	(1)%
Communications Solutions Group revenue for 2021 increased 12 percent when compared to 2020. Foreign currency movements and acquisitions each contributed 1 percentage point to the revenue growth for 2021 when compared to 2020. Revenue grew in both the aerospace, defense and government and the commercial communications markets driven by strong demand for our products and differentiated solutions. Revenue grew across all regions driven by strength in the Americas and Europe. Communications Solutions Group revenue for 2020 decreased 1 percent when compared to 2019. Foreign currency movements had an immaterial impact on the year-over-year comparison. Revenue associated with acquisitions had a 1 percentage point favorable impact on revenue for 2020 when compared to 2019. Revenue declined in the aerospace, defense and government market, while remaining flat in the commercial communications market, primarily driven by temporary site closures and supply chain disruptions due to the impact of the COVID-19 pandemic. Revenue decline in the Americas and Europe was partially offset by growth in Asia Pacific.
Revenue from the commercial communications market represented approximately 68 percent of total Communications Solutions Group revenue in 2021 and increased 8 percent as compared to 2020, with growth in the Americas and Europe, partially offset by a decline in Asia Pacific. The revenue growth was driven by improved economic conditions across the communications ecosystem, partially offset by the impact of China trade restrictions. In 2021, we continue to see investments in 5G, fueled by the ongoing redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data centers and the cloud. Revenue from the commercial communications market represented approximately 70 percent of total Communications Solutions Group revenue in 2020 and was flat as compared to 2019, with growth in Asia Pacific offset by declines in the Americas and Europe. In 2020, revenue remained flat, primarily driven by continued investments in 5G across the design lifecycle from development to deployment, offset by COVID-19 related site closures and supply chain disruptions.
Revenue from the aerospace, defense and government market represented approximately 32 percent of total Communications Solutions Group revenue in 2021 and increased 23 percent as compared to 2020, with revenue growing across all regions. The strong revenue growth was driven by increased customer demand and continued investment in space, satellite, electromagnetic spectrum operations, and new commercial technologies like 5G and early 6G research applications. Revenue from the aerospace, defense and government market represented approximately 30 percent of total Communications Solutions Group revenue in 2020 and declined 5 percent as compared to 2019, with revenue declining across all regions. The revenue decline was primarily driven by COVID-19 related site closures and supply chain disruptions, and by lower investment in

Europe and Asia. We continue to see strength for our electromagnetic spectrum simulation platform, as well as solutions for radar, space, satellite and 5G.
Gross Margin and Operating Margin
The following table provides Communications Solutions Group margins, expenses and income from operations for 2021 versus 2020, and 2020 versus 2019.

	Year Ended October 31,			2021 over 2020 % Change	2020 over 2019 % Change
	2021	2020	2019
Total gross margin	65.3%	65.2%	64.0%	—	1 ppt
Operating margin	26.5%	24.7%	23.4%	2 ppts	1 ppt

(in millions)
Research and development	$589	$530	$511	11%	4%
Selling, general and administrative	$791	$749	$790	6%	(5)%
Other operating expense (income), net	$(12)	$(9)	$(11)	34%	(15)%
Income from operations	$932	$773	$743	20%	4%
Gross margin for the Communications Solutions Group in 2021 was flat as compared to 2020, as gains driven by higher revenue volume were offset by higher variable people-related costs. Gross margin for the Communications Solutions Group in 2020 increased 1 percentage point compared to 2019, primarily driven by favorable revenue mix and highly differentiated solutions, partially offset by lower revenue volume due to COVID-19 related site closures and supply chain disruptions.
Research and development expense in 2021 increased 11 percent when compared to 2020, driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, higher variable people-related costs, infrastructure-related costs and incremental costs of acquired businesses. Research and development expense in 2020 increased 4 percent when compared to 2019, primarily driven by greater investment in key growth opportunities in our end markets and leading-edge technologies, incremental costs of acquired businesses and increases in infrastructure-related costs, partially offset by declines in variable compensation and travel costs due to COVID-19 related disruptions.
Selling, general and administrative expense in 2021 increased 6 percent when compared to 2020, primarily driven by higher infrastructure-related, selling and variable people-related costs. Selling, general and administrative expense in 2020 decreased 5 percent when compared to 2019, driven by declines in variable compensation and a reduction in discretionary spending due to COVID-19 related disruptions, lower infrastructure-related costs and lower marketing costs, partially offset by incremental costs of acquired businesses.
Other operating expense (income), net, primarily includes property rental income and was income of $12 million in 2021, $9 million in 2020 and $11 million in 2019.
Income from Operations
Income from operations for 2021 increased $159 million on a corresponding revenue increase of $391 million. Income from operations for 2020 increased $30 million on a corresponding revenue decline of $45 million.
Operating margin in 2021 increased 2 percentage points when compared to 2020, driven by gross margin gains from higher revenue volume and lower selling, general and administrative expenses as a percentage of sales. Operating margin in 2020 increased 1 percentage point when compared to 2019, driven by favorable mix and highly differentiated solutions, while selling, general and administrative expense declined.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industries and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic measurement instruments, design and test software and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment, and automated test software that uses artificial intelligence and machine learning to automate test creation and test execution.

Revenue

	Year Ended October 31,			2021 over 2020 % Change	2020 over 2019 % Change
	2021	2020	2019
	(in millions)
Total revenue	$1,418	$1,089	$1,135	30%	(4)%
Electronic Industrial Solutions Group revenue for 2021 increased 30 percent when compared to 2020. Foreign currency movements had a favorable impact of 1 percentage point on revenue. Revenue associated with acquisitions contributed 2 percentage points to the revenue growth for 2021 when compared to 2020. The revenue increase was driven by growth in semiconductor measurement solutions, general electronics measurement and automotive and energy, led by ongoing investments in advanced technology nodes, EV and AV technologies and capacity expansions to address demand. We continue to see investments in next-generation semiconductor and new mobility technologies and growth in general electronics measurement. Revenue grew across all regions for 2021 as compared to 2020.
Electronic Industrial Solutions Group revenue for 2020 decreased 4 percent when compared to 2019. For 2020, foreign currency movements had an immaterial impact on revenue. Revenue associated with acquisitions had a favorable impact of 1 percentage point on the year-over-year growth. The revenue decline was primarily driven by temporary site closures and supply chain disruptions due to the impact of the COVID-19 pandemic. Declines in automotive and energy and general electronics measurement were partially offset by growth in semiconductor measurement solutions, driven by continued investments in next-generation technologies. Revenue declined across all regions for 2020 compared to 2019.
Gross Margin and Operating Margin
The following table provides Electronic Industrial Solutions Group margins, expenses and income from operations for 2021 versus 2020, and 2020 versus 2019.

	Year Ended October 31,			2021 over 2020 % Change	2020 over 2019 % Change
	2021	2020	2019
Total gross margin	64.2%	62.7%	61.1%	2 ppts	2 ppts
Operating margin	31.3%	27.1%	25.9%	4 ppts	1 ppt

(in millions)
Research and development	$199	$167	$159	20%	4%
Selling, general and administrative	$272	$224	$244	21%	(8)%
Other operating expense (income), net	$(5)	$(4)	$(4)	20%	6%
Income from operations	$444	$296	$294	50%	1%
Gross margin in 2021 increased 2 percentage points as compared to 2020, primarily driven by higher revenue volume and favorable mix. Gross margin in 2020 increased 2 percentage points as compared to 2019, primarily driven by favorable mix, partially offset by lower revenue volume due to temporary COVID-19 related site closures and supply chain disruptions.
Research and development expense in 2021 increased 20 percent when compared to 2020, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, incremental costs of an acquired business and higher variable people-related costs. Research and development expense in 2020 increased 4 percent when compared to 2019, primarily driven by greater investment in key growth opportunities in our end markets and leading-edge technologies and addition of incremental costs of acquired businesses, partially offset by declines in variable compensation and travel costs due to COVID-19 related disruptions.
Selling, general and administrative expense in 2021 increased 21 percent when compared to 2020, primarily due to incremental costs of an acquired business, higher selling costs, higher infrastructure-related costs and variable people-related costs. Selling, general and administrative expense in 2020 decreased 8 percent when compared to 2019, primarily due to lower selling, infrastructure-related and marketing-related costs and reduced travel costs due to COVID-19 related disruptions, partially offset by incremental costs of acquired businesses.
Other operating expense (income), net primarily includes property rental income and was income of $5 million in 2021 and $4 million in both 2020 and 2019.

Income from Operations
Income from operations for 2021 increased $148 million on a corresponding revenue increase of $329 million. Income from operations for 2020 increased $2 million on a corresponding revenue decline of $46 million.
Operating margin increased 4 percentage points in 2021 compared to 2020, primarily driven by gross margin gains from higher revenue volume and favorable mix and lower operating expenses as a percentage of sales. Operating margin increased 1 percentage point in 2020 compared to 2019, primarily driven by favorable mix and lower operating expenses due to COVID-19 related disruptions, partially offset by a decline in revenue volume.
Financial Condition
Liquidity and Capital Resources
Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Under certain circumstances, local government regulations may limit our ability to move cash balances to meet cash needs. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.
Overview of Cash Flows
Our key cash flow activities were as follows:

	Year Ended October 31
	2021	2020	2019
	(in millions)
Net cash provided by operating activities	$1,322	$1,016	$998
Net cash used in investing activities	$(353)	$(442)	$(196)
Net cash used in financing activities	$(671)	$(413)	$(122)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities increased by $306 million in 2021 as compared to 2020 and increased $18 million in 2020 as compared to 2019.
•    Net income in 2021 increased $267 million as compared to 2020. Non-cash adjustments to net income were lower by $54 million, primarily due to a $94 million increase in deferred tax benefits and a $46 million decrease in amortization, partially offset by a one-time prior-period gain of $32 million related to an insurance recovery of property, plant and equipment reflected as cash from investing activity, a $16 million loss on a partial settlement of our Netherlands defined benefit plan, a $13 million increase in depreciation, a $11 million increase in share-based compensation expense, and a $14 million increase from other miscellaneous non-cash activities.
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
•    The aggregate of accounts receivable, inventory and accounts payable used net cash of $112 million during 2021, compared to net cash used of $31 million in 2020 and $105 million in 2019. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends on the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Net cash provided for retirement and post-retirement benefits was $7 million in 2021, compared to net cash used of $108 million and $37 million in 2020 and 2019, respectively. The company's contributions to our U.S. Defined Benefit

Plan were zero, $100 million and zero in 2021, 2020 and 2019, respectively. The company's contributions to our non-U.S. defined benefit plans were $8 million, $10 million and $26 million in 2021, 2020 and 2019, respectively. We did not contribute to the Keysight Technologies, Inc. Health Plan for Retirees ("U.S. Post-Retirement Benefit Plan") in 2021, 2020 and 2019.
•The aggregate other movements in assets and liabilities provided net cash of $141 million during 2021, compared to net cash provided of $82 million in 2020 and $107 million in 2019. The difference between 2021 and 2020 activities is primarily due to higher variable compensation accruals, net of payments, and higher cash inflow from deferred revenue, partially offset by an increase in prepaid current assets as compared to the same period last year. The difference between 2020 and 2019 activities is primarily due to lower cash inflow from deferred revenue, partially offset by an increase in deferred payroll taxes of $21 million and increase in cash from income taxes payable as compared to the same period last year. In 2020 and 2019, we received insurance proceeds of $5 million and $37 million, respectively, associated with recovery from the 2017 northern California wildfires and a 2016 Singapore warehouse fire.
Investing Activities
Net cash changes in investing activities primarily relates to investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities decreased by $89 million in 2021 as compared to 2020 and increased by $246 million in 2020 as compared to 2019. Investments in property, plant and equipment increased $57 million as compared to 2020 and decreased $3 million in 2020 as compared to 2019. The increase in capital spending in 2021 was driven by capital investments to increase the resiliency of our supply chains.
In 2021, we used $353 million for investing activities, including $174 million for purchases of property, plant and equipment; $102 million, net of $11 million of cash acquired, for the acquisition of Sanjole Inc., a leader in wireless test and measurement solutions for protocol decoding and interoperability; and $76 million, net of cash acquired, for other acquisition activities.
In 2020, we used $442 million for investing activities, including $117 million for purchases of property, plant and equipment; $319 million, net of $11 million of cash acquired, for the acquisition of Eggplant Topco Limited ("Eggplant"), a software test automation platform provider that uses artificial intelligence and machine learning to automate test creation and test execution; and $38 million, net of cash acquired, for other acquisition activities; partially offset by receipt of insurance proceeds of $32 million for property, plant and equipment damaged in the 2017 northern California wildfires.
In 2019, we used $196 million for investing activities, including $120 million for purchases of property, plant and equipment; $88 million, net of $56 million of cash acquired, for the acquisition of Prisma Telecom Testing, a global provider of radio access network test solutions; partially offset by receipt of $7 million from the sale of investments and $2 million from divestitures.
Financing Activities
Net cash changes in financing activities primarily relates to proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards and treasury stock repurchases.
Net cash used in financing activities increased by $258 million in 2021 as compared to 2020 and increased by $291 million in 2020 as compared to 2019. The incremental increases were primarily due to high treasury stock repurchases.
In 2021, we used $671 million for financing activities, primarily due to $673 million of treasury stock repurchases and $53 million of tax payments related to net share settlement of equity awards, partially offset by $59 million of proceeds from issuance of common stock under employee stock plans.
In 2020, we used $413 million for financing activities, primarily due to $411 million of treasury stock repurchases and $53 million of tax payments related to net share settlement of equity awards and $7 million of payments on short-term debt, partially offset by $58 million of proceeds from issuance of common stock under employee stock plans.
In 2019, we used $122 million for financing activities, primarily due to $500 million of payments on short-term debt, $159 million of treasury stock repurchases and $26 million or tax payments related to net share settlement of equity awards, partially offset by $496 million of proceeds from issuance of long-term debt, net of issuance costs, and $67 million from issuance of common stock under employee stock plans.

Treasury stock repurchases
On November 18, 2020, our board of directors approved a stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock. On November 18, 2021, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock, replacing the previously approved November 2020 program, under which $77 million remained. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Part II Item 2 for additional information.
Debt

	October 31, 2021	October 31, 2020
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$450
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2021 and October 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2021. See note 11, "Debt" for additional information.
Cash and cash requirements
Cash

	October 31, 2021	October 31, 2020
	(in millions)
Cash, cash equivalents and restricted cash	$2,068	$1,767
U.S.	$427	$713
Non-U.S.	$1,641	$1,054
Our cash and cash equivalents mainly consist of investments in institutional money market funds, short-term deposits held at major global financial institutions and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
Cash requirements
We have cash requirements to support working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We generally intend to use available cash and funds generated from our operations to meet these cash requirements, but in the event that additional liquidity is required, we may also borrow under our revolving credit facility.

The following table summarizes our short and long-term cash requirements as of October 31, 2021:

	Total	Due within one year of October 31, 2021	Due later than one year of October 31, 2021
	(in millions)
Senior notes obligations	$1,800	$—	$1,800
Interest payments on senior notes	379	75	304
Operating lease commitments	260	45	215
Commitments to contract manufacturers and suppliers	506	489	17
Other purchase commitments	60	60	—
Other liabilities reflected on our consolidated balance sheet	1,664	958	706
Total	$4,669	$1,627	$3,042
Senior notes obligations and interest payments on senior notes. We have contractual obligations for principal and interest payments on our senior notes. See note 11, "Debt" for additional information.
Operating lease commitments. Commitments under operating leases primarily relates to leasehold properties. See Note 10, "Leases" for additional information.
Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. See note 14, "Commitments and contingencies." As of October 31, 2021, we had non-cancellable purchase commitments that aggregated to approximately $444 million, of which the majority is for less than one year.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. See note 14, "Commitments and Contingencies."
Other liabilities. Other liabilities primarily includes contract liabilities, net pensions and post-retirement benefit obligations, employee compensation and benefits, net tax liabilities, standard warranties and other accrued liabilities. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.
Of the tax liabilities included in the above table, $66 million relates to a U.S. transition tax liability and $160 million for uncertain tax positions. The U.S. transition tax liability, which Keysight has elected to pay over 8 years, relates to a one-time U.S. tax on those earnings that have not been previously repatriated to the U.S. With regard to the $160 million of long-term liabilities for uncertain tax positions, we are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to a tax audit settlement or some other unforeseeable event. See note 5 “Income taxes” for additional information.
In addition to the obligations noted above, as of October 31, 2021 we had $40 million of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
For the next twelve months, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $12 million to our non-U.S. defined benefit plans. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See note 12, "Retirements plans and post-retirements benefits."
Additionally, we expect capital spending to be between approximately $240 million and $260 million in 2022, with increasing capacity and technology investments.
As of October 31, 2021, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2021. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring and accounting for income taxes.
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
1.Identify the contract with a customer: Generally, we consider customer purchase orders, which in some cases are governed by master sales or other purchase agreements, to be the customer contract. All of the following criteria must be met before we consider an agreement to qualify as a contract with a customer under the revenue standard: (i) it must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the agreement has commercial substance; and, (v) the customer has the ability and intent to pay and collection of substantially all of the consideration is probable. We exercise reasonable judgment to determine the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or credit and financial information and credit risk management measures that we implement.
2.Identify the performance obligations in the contract: We assess whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and, (ii) our promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract.
3.Determine the transaction price: Transaction price reflects the amount of consideration to which we expect to be entitled in exchange for transferring goods or services. Our contracts may include terms that could cause variability in the transaction price including rebates, rights of return, trade-in credits, and discounts. Variable consideration is generally accounted for at the portfolio level and estimated based on historical information.
4.Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of our contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. For contracts with multiple performance obligations, we allocate the total transaction value to each distinct performance obligation based on relative SSP. Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when we sell that good or service separately under similar circumstances to similar customers. Since most contracts contain multiple performance obligations, we use information that may include market conditions and other observable inputs to estimate SSP when we don’t have standalone transactions.
5.Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and custom solutions or in instances where products are sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. For fixed-price support and extended warranty contracts, or certain software arrangements that provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as we perform the services and the customers receive and/or consume the benefits.

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
Share-based compensation. We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Awards granted under the Keysight Technologies, Inc. Long-Term Performance ("LTP") Program are based on a variety of targets, such as total shareholder return ("TSR") or financial metrics such as operating margin. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. The compensation cost for financial metrics-based performance awards reflect the cost of awards that are probable to vest at the end of the performance period. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. For additional information on valuation assumptions, see Note 4, “Share-Based Compensation.” The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards in 2021, 2020 and 2019.
Retirement and post-retirement benefit plan assumptions. Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Defined benefit plan obligations are remeasured at least annually as of October 31, based on the present value of future benefit payments to reflect the future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans. To estimate the present value of these future payments, we are required to make assumptions using actuarial concepts within the framework of GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and investment portfolio composition. We evaluate these assumptions at least annually. See Note 12, "Retirement Plans and Post-Retirement Benefit Plans."
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates as of October 31, 2021 and 2020 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates as of October 31, 2021 and 2020 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. If we changed our discount rate by 1 percent, the impact would be $7 million on U.S. net periodic benefit cost and $12 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
The company uses alternate methods of amortization, as allowed by the authoritative guidance, that amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. plans, gains and losses are amortized over the average future working lifetime. For most non-U.S. plans and U.S. post-retirement benefit plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $9 million on U.S. net periodic benefit cost and $15 million on non-U.S. net periodic benefit cost.
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
During the fourth quarter of 2021, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach, except for our Eggplant reporting unit, which is included in our EISG reportable segment, for which the test was performed using a quantitative approach. The income and market approaches were used to determine the fair value of the Eggplant reporting unit. With respect to the income approach, the discounted cash flow method was used, which included a forecasted cash flow projection and an estimated terminal value. The market approach used revenue, gross margin and EBITDA multiples to develop an estimate of fair value. A weighting of 75 percent and 25 percent was applied to the income and market approaches, respectively, to determine the fair value of the Eggplant reporting unit. The income approach was given a larger weighting based on the underlying detailed financial projections prepared during the strategic planning cycle that reflect the financial and operational facts and circumstances specific to Eggplant as of the valuation date. Based on the results of our annual impairment tests, the fair value of each of our reporting units exceeded the carrying value.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and backlog and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 12 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We performed an impairment test of Eggplant and our previous Ixia Solutions Group's long-lived assets in 2021 and 2019, respectively, which preceded the quantitative test of goodwill in accordance with the guidance, and concluded that no impairment charge was required. No impairments of purchased intangible assets were recorded during the years ended October 31, 2021, 2020 and 2019.
We review indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2021, 2020 and 2019, we assessed impairment by performing a qualitative test. No material impairments of indefinite-lived intangible assets were recorded in 2021, 2020 and 2019.
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
Loss Contingencies. As discussed in Note 13 and 14 to the consolidated financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors. Changes in these factors could materially impact our financial position or our results of operation.
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
Accounting for income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax benefits, credits and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2021, the company maintains a valuation allowance mainly related to net operating losses in Luxembourg and the U.K., capital losses in the U.K., and California research credits. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support their reversal.
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
New Accounting Standards
See Note 1, "Overview and summary of significant accounting policies," to the consolidated financial statements for a description of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. Because derivative instruments are used solely as hedges and not for speculative trading purposes, fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. For further discussion of derivative financial instruments, see Note 9, "Derivatives."

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
Our operations generate non-functional currency cash flows such as revenue, third-party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into foreign exchange contracts as described above to substantially mitigate our currency risk. In 2021, 2020 and 2019, approximately 77 percent, 76 percent and 74 percent of our revenues were generated in U.S. dollars.
The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, had an immaterial impact on our revenue in the year ended October 31, 2021. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter to the current year to both the applicable current and prior year periods. We also performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2021 and 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest rate risk
A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
As of October 31, 2021, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate long-term debt by approximately $17 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Keysight Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Keysight Technologies, Inc. and its subsidiaries (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on November 1, 2019 and the manner in which it accounts for revenues from contracts with customers on November 1, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

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

U.S. and Certain Non-U.S. Defined Benefit Plan Obligations

As described in Notes 1 and 12 to the consolidated financial statements, the Company has defined benefit plan obligations of $881 million and $1,465 million for its U.S. plans and non-U.S. plans, respectively, as of October 31, 2021. Management remeasures the defined benefit plan obligations at least annually based on the present value of future benefit payments to reflect the future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans. Management estimates the present value of the future payments using actuarial concepts and assumptions. Two critical assumptions used by management to estimate the defined benefit plan obligations are the discount rate and the expected long-term return on plan assets.

The principal considerations for our determination that performing procedures relating to the Company’s U.S. and certain non-U.S. defined benefit plan obligations is a critical audit matter are (i) the significant judgment by management in determining the present value of the defined benefit plan obligations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumption related to the discount rates used in determining the present value of the defined benefit plan obligations; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the present value of the defined benefit plan obligations, including controls over the Company’s methods, significant assumptions, and data. These procedures also included, among others, testing the completeness and accuracy of the underlying data used in the estimate and the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of the actuarial concepts used to estimate the present value of the defined benefit plan obligations, (ii) developing an independent range of discount rates and (iii) comparing management's selected discount rates to the independently developed ranges to evaluate the reasonableness of management’s discount rate assumption. Developing the independent estimate involved developing a range of independent discount rates for each benefit plan based on publicly available market data for high quality corporate bonds.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
December 17, 2021

We have served as the Company’s auditor since 2013.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2021	2020	2019
Revenue:
Products	$4,050	$3,432	$3,554
Services and other	891	789	749
Total revenue	4,941	4,221	4,303
Costs and expenses:
Cost of products	1,522	1,373	1,439
Cost of services and other	350	315	330
Total costs	1,872	1,688	1,769
Research and development	811	715	688
Selling, general and administrative	1,195	1,097	1,155
Other operating expense (income), net	(17)	(44)	(20)
Total costs and expenses	3,861	3,456	3,592
Income from operations	1,080	765	711
Interest income	3	11	23
Interest expense	(79)	(78)	(80)
Other income (expense), net	6	63	61
Income before taxes	1,010	761	715
Provision for income taxes	116	134	94
Net income	$894	$627	$621

Net income per share:
Basic	$4.84	$3.35	$3.31
Diluted	$4.78	$3.31	$3.25

Weighted average shares used in computing net income per share:
Basic	185	187	188
Diluted	187	189	191

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended October 31,
	2021	2020	2019
Net income	$894	$627	$621
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(6), $(4) and $1	26	16	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero, $(1) and zero	(2)	3	3
Foreign currency translation, net of tax benefit (expense) of zero	(10)	33	17
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax benefit (expense) of $(55), $23 and $28	144	(64)	(91)
Change in net prior service credit, net of tax benefit of zero, $3 and $4	(1)	(9)	(15)
Other comprehensive income (loss)	157	(21)	(90)
Total comprehensive income	$1,051	$606	$531

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,052	$1,756
Accounts receivable, net	735	606
Inventory	777	757
Other current assets	270	255
Total current assets	3,834	3,374
Property, plant and equipment, net	650	595
Operating lease right-of-use assets	227	182
Goodwill	1,628	1,537
Other intangible assets, net	272	361
Long-term investments	70	61
Long-term deferred tax assets	711	740
Other assets	389	368
Total assets	$7,781	$7,218
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$287	$224
Employee compensation and benefits	355	289
Deferred revenue	478	391
Income and other taxes payable	74	64
Operating lease liabilities	41	43
Other accrued liabilities	74	70
Total current liabilities	1,309	1,081
Long-term debt	1,791	1,789
Retirement and post-retirement benefits	167	362
Long-term deferred revenue	187	175
Long-term operating lease liabilities	191	149
Other long-term liabilities	352	365
Total liabilities	3,997	3,921
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 197 million shares at October 31, 2021, and 196 million shares at October 31, 2020 issued	2	2
Treasury stock at cost; 15.1 million shares at October 31, 2021 and 10.7 million shares at October 31, 2020	(1,425)	(752)
Additional paid-in-capital	2,219	2,110
Retained earnings	3,430	2,536
Accumulated other comprehensive loss	(442)	(599)
Total stockholders' equity	3,784	3,297
Total liabilities and equity	$7,781	$7,218
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$894	$627	$621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117	104	96
Amortization	176	222	212
Share-based compensation	103	92	82
Deferred tax expense (benefit)	(53)	41	(2)
Excess and obsolete inventory-related charges	27	29	27
Loss on settlement of pension plan	16	—	—
Gain on insurance proceeds received for damage to property, plant and equipment	—	(32)	—
Other non-cash expenses (income), net	6	(10)	(3)
Changes in assets and liabilities:
Accounts receivable	(122)	75	(26)
Inventory	(43)	(73)	(92)
Accounts payable	53	(33)	13
Employee compensation and benefits	50	2	—
Deferred revenue	96	41	112
Income taxes payable	34	5	(16)
Retirement and post-retirement benefits	7	(108)	(37)
Other assets and liabilities	(39)	34	11
Net cash provided by operating activities	1,322	1,016	998

Cash flows from investing activities:
Investments in property, plant and equipment	(174)	(117)	(120)
Acquisitions of businesses and intangible assets, net of cash acquired	(178)	(357)	(88)
Insurance proceeds received for damage to property, plant and equipment	—	32	—
Proceeds from sale of investments	—	—	7
Other investing activities	(1)	—	5
Net cash used in investing activities	(353)	(442)	(196)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	59	58	67
Payment of taxes related to net share settlement of equity awards	(53)	(53)	(26)
Treasury stock repurchases	(673)	(411)	(159)
Proceeds from issuance of long-term debt	—	—	500
Repayment of debt	—	(7)	(500)
Payment of acquisition-related contingent consideration	(2)	—	—
Other financing activities	(2)	—	(4)
Net cash used in financing activities	(671)	(413)	(122)
Effect of exchange rate movements	3	6	3
Net increase in cash, cash equivalents, and restricted cash	301	167	683
Cash, cash equivalents, and restricted cash at beginning of year	1,767	1,600	917
Cash, cash equivalents, and restricted cash at end of year	$2,068	$1,767	$1,600

Supplemental cash flow information:
Interest payments	$75	$75	$76
Income tax paid, net	$130	$84	$103
Investments in property, plant and equipment included in accounts payable	$22	$14	$14
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2018	191,204	$2	$1,889	(4,364)	$(182)	$1,212	$(488)	$2,433
Adjustment due to adoption of new accounting standards	—	—	—	—	—	76	—	76
Net income	—	—	—	—	—	621	—	621
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90)	(90)
Issuance of common stock	2,565	—	68	—	—	—	—	68
Taxes related to net share settlement of equity awards	—	—	(26)	—	—	—	—	(26)
Share-based compensation	—	—	82	—	—	—	—	82
Repurchase of common stock	—	—	—	(2,094)	(160)	—	—	(160)
Balance as of October 31, 2019	193,769	2	2,013	(6,458)	(342)	1,909	(578)	3,004
Net income	—	—	—	—	—	627	—	627
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21)	(21)
Issuance of common stock	1,892	—	58	—	—	—	—	58
Taxes related to net share settlement of equity awards	—	—	(53)	—	—	—	—	(53)
Share-based compensation	—	—	92		—	—	—	92
Repurchase of common stock	—	—	—	(4,274)	(410)	—	—	(410)
Balance as of October 31, 2020	195,661	2	2,110	(10,732)	(752)	2,536	(599)	3,297
Net income	—	—	—	—	—	894	—	894
Other comprehensive income, net of tax	—	—	—	—	—	—	157	157
Issuance of common stock	1,587	—	59	—	—	—	—	59
Taxes related to net share settlement of equity awards	—	—	(53)	—	—	—	—	(53)
Share-based compensation	—	—	103	—	—	—	—	103
Repurchase of common stock	—	—	—	(4,362)	(673)	—	—	(673)
Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$3,784
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customer's product development lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
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
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2021. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring and accounting for income taxes.
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
Nature of Goods and Services
Product revenues are generated predominantly from the sale of various types of design and test software and hardware. Products consist of standalone software and hardware generally installed with software applications that are licensed on a perpetual and term basis. Our hardware products generally do not have any substantive acceptance terms that would otherwise preclude the transfer of control. Performance obligations related to our software licenses, including the license portion of our software subscriptions, grant the customer the right to use our software via electronic delivery.

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

Our typical performance obligations include the following:

Performance obligation	When performance obligation is typically satisfied	When payment is typically due	How standalone selling price is typically determined
Product Revenues
Hardware	When customer obtains control of the product, typically at delivery (point in time)	Within 30-90 days of shipment	Estimated based on established pricing practices or observable based on standalone sales for certain hardware products
Software licenses	Upon electronic delivery of the software, and the applicable license period has begun (point in time)	Within 30-90 days of the beginning of license period	Estimated based on established pricing practices or observable based on standalone sales for certain software products
Threat intelligence solutions	Ratably over the subscription period (over time)	Within 30-90 days of the beginning of subscription period	Estimated based on established pricing practices
Service Revenues
Calibration contracts	Ratably over the service contract period (over time)	Within 30-90 days of the beginning of service contract period	Estimated based on established pricing practices
Repair and calibration (per- incident)	As services are performed (point in time)	Within 30-90 days of invoicing for services rendered	Estimated based on established pricing practices
Extended hardware warranty	Ratably over the warranty period (over time)	Within 30-90 days of invoicing	Estimated based on established pricing practices or observable based on standalone sales of certain hardware warranty contracts
Technical support and when-and-if-available software updates	Ratably over the license service contract period (over time)	Within 30-90 days of the beginning of license or service contract period	Estimated based on established pricing practices or observable based on standalone sales for certain support contracts
Professional services	As services are performed based on measures of progress (over time) or at a point in time	Within 30-90 days of invoicing for services rendered	Estimated based on established pricing practices
Custom Solutions
Custom solutions (milestone-based)	As milestones are achieved based on transfer of control to customer (over time)	Within 30-90 days of milestone achievement	Transaction price, as pricing is custom and can vary significantly from contract to contract
Custom solutions (point in time)	When customer obtains control of the solution, typically at delivery or customer acceptance, as defined by the contract (point in time)	Within 30-90 days of delivery of solution	Transaction price, as pricing is custom and can vary significantly from contract to contract
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
Accounts receivable, net. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts was approximately $4 million and $3 million as of October 31, 2021 and 2020, respectively. We do not have any off-balance-sheet credit exposure related to our customers.
Share-based compensation. We account for share-based awards made to our employees and directors, including restricted stock units ("RSUs"), employee stock purchases made under Keysight's employee stock purchase plan under Section 423(b) of the Internal Revenue Code ("ESPP"), employee stock option awards, and performance share awards under Keysight Technologies, Inc. Long-Term Performance ("the LTP") Program, using the estimated grant date fair value method of accounting. We recorded compensation expense for all share-based awards of $104 million in 2021, $93 million in 2020 and $82 million in 2019.
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
Warranty. Keysight warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. See Note 13, "Supplemental financial information".
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
Taxes on income. Income tax expense is based on income or loss before taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are r    ecognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
As defined in the authoritative guidance, a reporting unit is an operating segment or one level below an operating segment. During the fourth quarter of 2021, we performed our annual impairment test for all our reporting units. Based on the results of our testing, the fair value of each of our reporting units exceeded the carrying value. There were no impairments of goodwill during the years ended October 31, 2021, 2020 and 2019. See Note 2, “Acquisitions,” and Note 7, “Goodwill and Other Intangible Assets,” for additional information about our goodwill and other intangible assets.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and acquired backlog and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 12 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of purchased intangible assets were recorded during the years ended October 31, 2021, 2020 and 2019.
The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are in-process research and development ("IPR&D") intangible assets. In 2021, 2020 and 2019 we assessed impairment by performing a qualitative test and concluded that no material impairment of indefinite-lived intangible assets was required.
Advertising. Advertising costs are expensed as incurred and were $21 million in 2021, $24 million in 2020 and $22 million in 2019.
Research and development. Costs related to the research, design and development of our products are charged to research and development expense as they are incurred.
Investments. Investments with readily determinable fair values and trading securities are reported at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments. Gains or losses resulting from changes in fair value are recognized currently in earnings. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. There was no impairment recognized in 2021, 2020 and 2019.
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
As of October 31, 2021, approximately $1.6 billion of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents mainly consist of investments in institutional money market funds, short-term deposits held at major global financial institutions, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.
Fair value of financial instruments. The carrying values of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the equity method or measurement alternative, the carrying value approximates estimated fair value. The fair value of our long-term debt, calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value less debt issuance costs by approximately $178 million and $236 million as of October 31, 2021 and 2020, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies, are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements," for additional information on the fair value of financial instruments.
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
Credit risk is mitigated through collateral, such as letters of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2021 or 2020.
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
ROU assets and lease obligations are recognized based on their present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and economic environment to discount lease obligations. ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. We initially measure payments based on an index by using the applicable rate at lease commencement. Variable payments that do not depend on an index are not included in the lease liability and are recognized as they are incurred. See Note 10, "Leases," for additional information.
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
Restructuring costs. The main component of our existing restructuring plans is related to workforce reductions and site restructuring. Workforce reduction charges are accrued when payment of benefits becomes probable and the amounts can be estimated. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.
Employee compensation and benefits. Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are reported within employee compensation and benefits in the consolidated balance sheet. The total amount of accrued vacation benefit was $114 million and $107 million as of October 31, 2021 and 2020, respectively.
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
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates that approximate average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in net income. Net gains or losses resulting from foreign currency transactions are reported in other income (expense) and were a $3 million gain in 2021, a $3 million gain in 2020 and a $2 million gain in 2019.
Retirement plans and post-retirement benefit plan assumptions. Defined benefit plan obligations are remeasured at least annually as of October 31, based on the present value of future benefit payments to reflect future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans. To estimate the present value of these future payments, we are required to make assumptions using actuarial concepts within the framework of GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and investment portfolio composition. We evaluate these assumptions at least annually. See Note 12, "Retirement Plans and Post-Retirement Benefit Plans."
New Accounting Pronouncements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued guidance that requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We will early adopt this guidance effective November 1, 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Other amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
2.    ACQUISITIONS
2021 Acquisitions
Acquisition of Sanjole
During the first quarter of fiscal 2021, we acquired Sanjole Inc. ("Sanjole") for $102 million, net of $11 million cash acquired, and recognized additions to goodwill and other intangible assets of $48 million and $51 million, respectively, based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. We expect the goodwill recognized on the Sanjole acquisition or any potential impairment charges in the future to be deductible for income tax purposes. The identified intangible assets primarily consist of developed technology of $24 million, customer relationships of $17 million and in-process R&D of $7 million. The estimated useful lives of developed technology and customer relationships are 7 years and 9 years, respectively. Sanjole is a leader in wireless test and measurement solutions for protocol decoding and interoperability.
Additionally, we acquired two other businesses for $76 million, net of cash acquired, and recognized goodwill and other intangible assets of $52 million and $32 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed.
Goodwill for the acquisitions was assigned to the Communications Solutions Group.
2020 Acquisitions
Acquisition of Eggplant
During the third quarter of fiscal 2020, we acquired Eggplant Topco Limited ("Eggplant") for $319 million, net of $11 million cash acquired, and recognized additions to goodwill and other intangible assets of $280 million and $88 million, respectively, based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. The identified intangible assets primarily consist of developed technology of $38 million and customer relationships of $46 million with estimated useful lives of 3 years and 6 years, respectively. Eggplant is a software test automation platform provider that uses artificial intelligence and analytics to automate test creation and test execution. All goodwill was assigned to the Electronic Industrial Solutions Group. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
Additionally, we acquired two other businesses for $38 million, net of cash acquired, and recognized goodwill of $34 million based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill for the acquisitions was assigned to the Communications Solutions Group.
Supplemental Pro Forma Information (Unaudited)
Pro forma results of operations for 2021 and 2020 acquisitions have not been presented because the effects of the acquisitions were not material to the company’s financial results.

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

	Year Ended October 31,
	2021			2020			2019
	CSG	EISG	Total	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,697	$299	$1,996	$1,424	$217	$1,641	$1,474	$250	$1,724
Europe	500	295	795	421	255	676	456	257	713
Asia Pacific	1,326	824	2,150	1,287	617	1,904	1,238	628	1,866
Total revenue	$3,523	$1,418	$4,941	$3,132	$1,089	$4,221	$3,168	$1,135	$4,303

End Market
Aerospace, Defense & Government	$1,142	$—	$1,142	$928	$—	$928	$975	$—	$975
Commercial Communications	2,381	—	2,381	2,204	—	2,204	2,193	—	2,193
Electronic Industrial	—	1,418	1,418	—	1,089	1,089	—	1,135	1,135
Total revenue	$3,523	$1,418	$4,941	$3,132	$1,089	$4,221	$3,168	$1,135	$4,303

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,936	$1,233	$4,169	$2,598	$946	$3,544	$2,748	$1,037	$3,785
Revenue recognized over time	587	185	772	534	143	677	420	98	518
Total revenue	$3,523	$1,418	$4,941	$3,132	$1,089	$4,221	$3,168	$1,135	$4,303
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

Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balances were $84 million and $61 million as of October 31, 2021 and October 31, 2020, respectively, and are included in "accounts receivables, net" and "other assets" in our consolidated balance sheet.

Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $39 million and $31 million as of October 31, 2021 and October 31, 2020, respectively, and are included in “other current assets” and “other assets” in the consolidated balance sheet. The amortization expense associated with these costs was $77 million, $83 million and $64 million for the years ended October 31, 2021, 2020 and 2019, respectively.
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

Year Ended October 31, 2021
Balance at October 31, 2020	$566
Deferral of revenue billed in current period, net of recognition	487
Deferred revenue arising out of acquisitions	3
Revenue recognized that was deferred as of the beginning of the period	(391)
Foreign currency translation impact	—
Balance at October 31, 2021	$665
Remaining Performance Obligations
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, was approximately $382 million as of October 31, 2021, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. Since we typically invoice customers at contract inception, this amount is included in our current and long-term deferred revenue balances. As of October 31, 2021, we expect to recognize approximately 51 percent of the revenue related to these unsatisfied performance obligations during 2022, 29 percent in 2023 and 20 percent thereafter.
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
Description of Keysight’s Share-Based Plans
Incentive compensation plans. The 2014 Equity and Incentive Compensation Plan (the "2014 Stock Plan") was originally adopted by our board of directors on July 16, 2014, subsequently amended and restated by our board of directors on September 29, 2014 and on January 22, 2015 and became effective as of November 1, 2014. Our board of directors initially reserved 25 million shares of company common stock that may be issued under the 2014 Stock Plan, plus any shares forfeited or cancelled under the 2014 Stock Plan and subsequently reduced the number to 17 million shares. The 2014 Stock Plan was further amended and restated by our board of directors on November 16, 2017 to increase the maximum aggregate number of shares that may be issued under the 2014 Stock Plan to 21.8 million shares. The 2014 Stock Plan provides for the grant of awards in the form of stock options, SARs, restricted stock, RSUs, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2021, approximately 6 million shares were available for future awards under the 2014 Stock Plan.
Stock options granted under the 2014 Stock Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options were granted prior to November 1, 2015 and generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted.

Effective November 1, 2014, the Compensation and Human Capital Committee of our board of directors approved the performance awards, part of the LTP Program administered under the 2014 Stock Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of the contractual period if specified performance targets are met. The maximum contractual period for awards under the performance awards program is three years. These awards can be based on a variety of targets, such as total shareholder return ("TSR") or financial metrics, such as operating margin, cost synergies and others. The final award may vary from zero to 200 percent of the target award based on the actual performance. For TSR-based performance awards, the peer group comparisons are set at the beginning of the performance period. The performance targets for operating margin-based performance grants are set each year in the first quarter for that respective year. We consider the dilutive impact of this program in our diluted net income per share calculation only to the extent that the performance conditions are met.
RSUs under our share-based plans are granted to directors, executives and employees. The estimated fair value of the restricted stock unit awards granted under the 2014 Stock Plan is determined based on the market price of Keysight common stock on the date of grant. RSUs generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant.
Effective November 1, 2014, the company adopted the ESPP. The ESPP allows eligible employees to contribute up to 10 percent of their base compensation to purchase shares of Keysight common stock at 85 percent of the closing market price at the purchase date. Shares authorized for issuance in connection with the ESPP are subject to an automatic annual increase of the lesser of one percent of the outstanding shares of Keysight common stock on November 1 or an amount determined by the Compensation and Human Capital Committee of our board of directors. Under the terms of the ESPP, in no event shall the number of shares issued under the ESPP exceed 75 million shares.
Under our ESPP, employees purchased 541,241 shares for $56 million in 2021, 628,449 shares for $53 million in 2020 and 810,172 shares for $48 million in 2019. As of October 31, 2021, common stock authorized and available for issuance under our ESPP was 19,322,516 shares, which includes shares issued in November 2021 to participants in consideration of the aggregate contribution of $30 million as of October 31, 2021.
Impact of Share-based Compensation Awards
Share-based compensation expense has been recognized using a straight-line amortization method. The impact of share-based compensation expense on our consolidated statement of operations was as follows:

	Year Ended October 31,
	2021	2020	2019
	(in millions)
Cost of products and services	$19	$16	$14
Research and development	21	19	16
Selling, general and administrative	64	58	52
Total share-based compensation expense	$104	$93	$82
Income tax benefit realized from exercised stock options and similar awards	$10	$12	$9
The expense for 2021, 2020 and 2019 includes mark-to-market adjustments for financial metrics-based performance awards of $5 million, $2 million and $8 million, respectively. At October 31, 2021 and 2020, there was no share-based compensation expense capitalized within inventory.
Valuation Assumptions
The following assumptions were used to estimate the fair value of TSR-based performance awards.

	Year Ended October 31,
	2021	2020	2019
Volatility of Keysight shares	36%	28%	25%
Volatility of index	23%	13%	12%
Price-wise correlation with selected peers	67%	61%	57%
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
Share-based Payment Award Activity
Employee Stock Options
We have not granted any stock options post fiscal year 2015. As of October 31, 2021 and 2020, the options outstanding were approximately 0.3 million and 0.4 million, respectively, having a weighted average exercise price of $29 and $28, respectively. During the year, 0.1 million options, with an intrinsic value of $14 million were exercised at the weighted average exercise price of $26. The intrinsic value of the options exercised during 2020 and 2019 was $14 million and $39 million, respectively, at the weighted average exercise price of $27. The options outstanding as of October 31, 2021 have a weighted average contractual remaining life of 2.4 years and an intrinsic value of $39 million, based on Keysight's closing stock price of $180.02 at October 31, 2021.
Non-vested Awards
The following table summarizes non-vested award activity in 2021 for our LTP Program and restricted stock unit awards:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at October 31, 2020	2,634	$67
Granted	743	124
Vested	(1,377)	54
Forfeited	(47)	87
LTP Program incremental	228	52
Non-vested at October 31, 2021	2,181	$93
As of October 31, 2021, the unrecognized share-based compensation cost for non-vested stock awards was approximately $62 million, which is expected to be amortized over a weighted average period of 2.4 years. Unrecognized share-based compensation cost does not include expense for operating margin based performance awards for which the target have not yet been set. The total fair value of stock awards vested was $165 million for 2021, $167 million for 2020 and $89 million for 2019. See Note 5, "Income Taxes," for the tax impact on share-based award exercises and vesting.
5.    INCOME TAXES
The domestic and foreign components of income before taxes are:

	Year Ended October 31,
	2021	2020	2019
	(in millions)
U.S. operations	$89	$68	$20
Non-U.S. operations	921	693	695
Total income before taxes	$1,010	$761	$715

The provision for income taxes was comprised of:

	Year Ended October 31,
	2021	2020	2019
	(in millions)
U.S. federal taxes:
Current	$71	$16	$10
Deferred	(10)	1	(8)
Non-U.S. taxes:
Current	90	77	91
Deferred	(30)	36	14
State taxes, net of federal benefit:
Current	8	—	(5)
Deferred	(13)	4	(8)
Total provision for income taxes	$116	$134	$94
The following table presents the components of the deferred tax assets and liabilities:

	October 31,
	2021	2020
	(in millions)
Deferred Tax Assets
Inventory	$18	$10
Intangibles	559	597
Property, plant and equipment	31	21
Warranty reserves	8	8
Pension benefits	34	90
Employee benefits, other than retirement	39	28
Net operating loss, capital loss, and credit carryforwards	315	286
Share-based compensation	17	16
Deferred revenue	35	32
Lease obligations	53	38
Others	7	8
Total deferred tax assets	1,116	1,134
Tax valuation allowance	(231)	(238)
Total deferred tax assets less valuation allowance	885	896
Deferred Tax Liabilities
Intangibles	(41)	(38)
Property, plant and equipment	(26)	(31)
Warranty reserves	—	(1)
Pension benefits	(84)	(84)
Employee benefits, other than retirement	(1)	(1)
Unremitted earnings of foreign subsidiaries	(21)	(37)
Deferred revenue	(4)	(3)
ROU lease assets	(51)	(36)
Others	(14)	(11)
Total deferred tax liabilities	(242)	(242)
Total deferred tax assets, net of deferred tax liabilities	$643	$654
The decrease in deferred tax assets in 2021 as compared to 2020 primarily relates to a decrease in net pension liabilities in the U.S. and Germany and a decrease in intangible assets in Singapore due to amortization, partially offset by an increase in the value of the net operating loss carryforwards in the U.K. due to a tax rate change.

As of October 31, 2021, there was a deferred tax liability of $21 million for the tax liability expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. As of October 31, 2021, the cumulative amount of undistributed earnings considered indefinitely reinvested was $105 million. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to indefinitely reinvest those earnings in the company’s foreign operations. The amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $4 million.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis.
The $231 million and $238 million valuation allowances as of October 31, 2021 and 2020, respectively, are mainly related to net operating losses in Luxembourg and the U.K., capital losses in the U.K., and California research credits. The decrease in valuation allowance from October 31, 2020 to October 31, 2021 is primarily due to a release of valuation allowance on Netherlands net operating losses, partially offset by an increase in valuation allowance on U.K. capital and net operating losses. The release of the Netherlands valuation allowance was due to a tax law change allowing net operating losses to be carried forward indefinitely. The increase in the valuation allowance on U.K. capital and net operating losses is primarily due to a tax rate change that increased the after-tax value of the losses subject to valuation allowance. We will maintain a valuation allowance until sufficient positive evidence exists to support a reversal.
At October 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $6 million and U.S. state net operating loss carryforwards, primarily from acquired entities, of approximately $51 million. The U.S. federal net operating losses will expire in years beginning 2027 through 2029 if not utilized. Of the total U.S. state net operating loss carryforwards, $48 million are subject to change of ownership limitations under various state tax provisions and are subject to valuation allowance. The U.S. state net operating loss carryforwards will begin to expire in 2029, if not utilized. At October 31, 2021, we had U.S. state research credit carryforwards of approximately $23 million. Of the total U.S. state research credit carryforwards, $21 million are California research credits that can be carried forward indefinitely. Due to change of ownership limitations, however, $17 million of California research credits are subject to valuation allowance.
At October 31, 2021, we also had foreign net operating loss carryforwards of approximately $945 million. Of the total foreign loss, $8 million will expire in years beginning 2024 through 2027. The remaining loss is comprised of $670 million that will expire in years beginning 2035 through 2038 if not utilized and $267 million that has an indefinite life. Of the $945 million of foreign net operating loss carryforward, $690 million is subject to a valuation allowance. At October 31, 2021, we had foreign capital loss carryforwards of approximately $150 million with an indefinite life and $5 million of tax credits in foreign jurisdictions with an indefinite life. The foreign capital loss carryforwards are subject to valuation allowance as we do not expect to generate income of the type required in order to utilize these losses.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2021	2020	2019
	(in millions)
Profit before tax times statutory rate	$212	$160	$150
State income taxes, net of federal benefit	(6)	4	(6)
Current U.S. tax on foreign earnings	58	39	48
Deferred taxes on foreign earnings not considered indefinitely reinvested	1	8	2
U.S. benefit on foreign sales	(16)	(8)	(13)
U.S. research credits	(15)	(14)	(12)
Non-U.S. income taxed at different rates	(105)	(64)	(70)
Change in unrecognized tax benefits	17	8	(12)
Share-based compensation	(6)	(7)	(5)
Officers’ compensation	6	5	4
Acquired entity integration	(15)	—	—
Release of non-US valuation allowance	(17)	—	—
Other, net	2	3	8
Provision for income taxes	$116	$134	$94
Effective tax rate	11%	18%	13%

The effective tax rate was 11 percent, 18 percent, and 13 percent for 2021, 2020 and 2019, respectively. The tax rate in each of these years was lower than the U.S. statutory rate primarily due to the proportion of worldwide earnings that are taxed at lower statutory tax rates in non-U.S. jurisdictions. The decrease in the effective tax rate from 2020 to 2021 is due to a change in the jurisdictional mix of non-U.S. earnings offset by an increase in U.S. taxes on non-U.S. earnings, a decrease due to the release of valuation allowance on Netherlands net operating losses in 2021, and a decrease due to the 2021 actual tax impact of acquired entity integration as compared to the estimate at acquisition based on the finalization of the integration plan. The increase in the effective tax rate from 2019 to 2020 is primarily due to the 2019 benefit from a release of tax reserves.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. The impact of the tax incentives decreased income taxes by $70 million, $53 million and $47 million in 2021, 2020 and 2019, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.38, $0.28 and $0.25 in 2021, 2020 and 2019, respectively. The increase in the tax benefit from 2020 to 2021 is primarily due to change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2021.
The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2021 and 2020:

	October 31,
	2021	2020
	(in millions)
Current income tax assets (included within other current assets)	$30	$53
Current income tax liabilities (included within income and other taxes payable)	(44)	(40)
Long-term income tax liabilities (included within other long-term liabilities)	(219)	(212)
Total	$(233)	$(199)
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
At this time, management does not believe that the outcome of any future or currently ongoing examination will have a material impact on our consolidated financial statements. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If the resolution of any tax issues that arise in any future or currently ongoing examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period in which such resolution occurs.
The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2021	2020	2019
	(in millions)
Gross Balance, beginning of year	$237	$226	$234
Additions due to acquisition	—	—	9
Additions for tax positions related to the current year	19	13	18
Additions for tax positions from prior years	—	2	—
Reductions for tax positions from prior years	(3)	(1)	(32)
Statute of limitations expirations	(4)	(3)	(3)
Gross Balance, end of year	$249	$237	$226

As of October 31, 2021, the total amount of gross unrecognized tax benefits, excluding interest and penalties, was $249 million, of which, if recognized, $229 million would impact our effective tax rate. However, approximately $3 million of the unrecognized tax benefits were related to acquisitions, which if recognized within certain agreed upon time periods, would result in the recognition of an offsetting indemnification asset. As of October 31, 2020, the total amount of gross unrecognized tax benefits, excluding interest and penalties, was $237 million, of which, if recognized, $221 million would impact our effective tax rate. As of October 31, 2019, the total amount of gross unrecognized tax benefits was $226 million, of which, if recognized, $216 million would impact our effective tax rate.
Cumulatively, interest and penalties accrued as of the end of October 31, 2021, 2020 and 2019 were $37 million, $33 million and $28 million, respectively. We recognized tax expense of $4 million, $5 million, and $2 million for interest and penalties related to unrecognized tax benefits in 2021, 2020 and 2019, respectively. We recorded an additional $4 million of interest and penalties related to unrecognized tax benefits in 2019 through purchase accounting related to acquisitions.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2017 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2015 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
Keysight’s fiscal year 2018 U.S. federal income tax return is currently under examination by the Internal Revenue Service. The Tax Cuts and Jobs Act was enacted in December 2017 and imposed a one-time U.S. tax on foreign earnings not previously repatriated to the U.S., known as the Transition Tax, which was reported in Keysight’s 2018 U.S. federal income tax return.
The company is being audited in Malaysia for the 2008 tax year. This tax year predates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal. The company believes there are numerous defenses to the current assessment; the statute of limitations for the 2008 tax year in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company.
6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Year Ended October 31,
	2021	2020	2019
	(in millions)
Net income	$894	$627	$621
Basic weighted-average shares	185	187	188
Potential common shares — stock options and other employee stock plans	2	2	3
Diluted weighted-average shares	187	189	191
Net income per share - basic	$4.84	$3.35	$3.31
Net income per share - diluted	$4.78	$3.31	$3.25
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
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the years ended 2021, 2020 and 2019, we excluded zero shares from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTP Program and restricted stock awards, whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. The number of shares excluded was immaterial in 2021, 2020 and 2019.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of October 31, 2021, 2020 and 2019 and the movements in 2021 and 2020 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2019	$942	$267	$1,209
Foreign currency translation impact	8	6	14
Goodwill arising from acquisitions	34	280	314
Goodwill at October 31, 2020	984	553	1,537
Foreign currency translation impact	(15)	6	(9)
Goodwill arising from acquisitions	100	—	100
Goodwill at October 31, 2021	$1,069	$559	$1,628
There were no impairments of goodwill during the years ended October 31, 2021, 2020 and 2019. As of October 31, 2021, 2020 and 2019, accumulated impairment losses on goodwill were $709 million.
Other intangible assets as of October 31, 2021 and 2020 consisted of the following:

	October 31, 2021			October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$969	$866	$103	$915	$749	$166
Backlog	17	17	—	17	14	3
Trademark/Tradename	36	28	8	35	25	10
Customer relationships	389	235	154	364	184	180
Total amortizable intangible assets	1,411	1,146	265	1,331	972	359
In-Process R&D	7	—	7	2	—	2
Total	$1,418	$1,146	$272	$1,333	$972	$361
In 2021, we recorded additions to goodwill and other intangible assets of $100 million and $83 million, respectively, due to the acquisition of Sanjole and two other acquisitions. In 2020, we recorded additions to goodwill and other intangible assets of $314 million and $88 million, respectively, due to the acquisition of Eggplant and two other acquisitions. For additional information on the acquisitions, see Note 2, "Acquisitions."
The impact of foreign exchange translation on other intangible assets in 2021 and 2020 was $3 million and $2 million, respectively.
Amortization of other intangible assets was $174 million in 2021, $220 million in 2020 and $210 million in 2019. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2022	$100
2023	$77
2024	$38
2025	$21
2026	$13
Thereafter	$16
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
During the fourth quarter of 2021, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach, except for our Eggplant reporting unit, which is included in our EISG reportable segment, for which the test was performed using a quantitative approach. The income and market approaches were used to determine the fair value of the Eggplant reporting unit. With respect to the income approach, the discounted cash flow method was used, which included a forecasted cash flow projection and an estimated terminal value. The market approach used revenue, gross margin and EBITDA multiples to develop an estimate of fair value. A weighting of 75 percent and 25 percent was applied to the income and market approaches, respectively, to determine the fair value of the Eggplant reporting unit. The income approach was given a larger weighting based on the underlying detailed financial projections prepared during the strategic planning cycle that reflect the financial and operational facts and circumstances specific to Eggplant as of the valuation date. Based on the results of our annual impairment tests, the fair value of each of our reporting units exceeded the carrying value.
As of October 31, 2021, we determined that no goodwill impairment exists and that the remaining goodwill is recoverable for all of our reporting units; however, there can be no assurance that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that the judgments and estimates described above could change in future periods.
In 2020, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our annual impairment tests, the fair value of each of our reporting units exceeded the carrying value.
In 2019, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach, except for our previous Ixia Solutions Group ("ISG") reporting unit, which was the only reporting unit in our previous ISG reportable segment, for which the test was performed using a quantitative approach. The income and market approaches were used to determine the fair value of the ISG reporting unit. With respect to the income approach, the discounted cash flow method was used, which included an eight-year future cash flow projection and an estimated terminal value. The market approach used revenue and EBITDA multiples to develop an estimate of fair value. A weighting of 60 percent and 40 percent was applied to the income and market approaches, respectively, to determine the fair value of the ISG reporting unit. The income approach was given a larger weighting based on the underlying detailed financial projections prepared during the strategic planning cycle that reflect the financial and operational facts and circumstances specific to ISG as of the valuation date. Based on the results of our annual impairment tests, the fair value of each of our reporting units exceeded the carrying value.
We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We performed an impairment test of Eggplant and ISG's long-lived assets in 2021 and 2019, respectively, which preceded the quantitative test of goodwill in accordance with the guidance, and concluded that no impairment charge was required.
8.    FAIR VALUE MEASUREMENTS
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 and 2020 were as follows:

	Fair Value Measurements as of October 31,
	2021					2020
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,296	$1,296	$—	$—	$—	$1,047	$1,047	$—	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—	—	3	—	3	—	—
Long-term
Derivative instruments (interest rate swaps)	48	—	48	—	—	23	—	23	—	—
Equity investments	60	60	—	—	—	52	52	—	—	—
Equity investments - other	10	—	—	—	10	9	—	—	—	9
Total assets measured at fair value	$1,420	$1,356	$54	$—	$10	$1,134	$1,099	$26	$—	$9
Liabilities:										—
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—	$—	$4	$—	$4	$—	$—
Long-term
Deferred compensation liability	24	—	24	—	—	18	—	18	—	—
Total liabilities measured at fair value	$28	$—	$28	$—	$—	$22	$—	$22	$—	$—
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
All of our investments are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. There was no impairment recognized in 2021, 2020 and 2019. Realized gains and losses from the sale of investments are recorded in earnings.
Net recognized gains on equity investments were as follows:

	Year Ended October 31,
	2021	2020	2019
	(in millions)
Net realized gains on investments sold	$—	$—	$1
Net unrealized gains on investments still held	$4	$11	$6
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis consisted of goodwill and intangible assets. See Note 7, "Goodwill and Other Intangible Assets" for more information.
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
9.    DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities based on a rolling period of up to twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the derivative instrument included in the assessment of effectiveness are recognized in accumulated other comprehensive income and reclassified into earnings when the forecasted transaction occurs in the same financial statement line item in the consolidated statement of operations where the earnings effect of the hedged item is presented. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified into earnings in the current period. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are amortized to earnings on a straight-line basis over the tenor of the hedge and are presented in the same financial statement line of the consolidated statement of operations where the earnings effect of the hedged item is presented. For hedges executed prior to February 1, 2020, these gains and losses were recognized immediately in earnings.
In fiscal 2020, we entered into forward starting interest rate swaps with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. The contract term allows us to lock-in a treasury rate on anticipated debt issuances. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments have been recognized in accumulated other comprehensive income (loss). For the year ended October 31, 2021, a gain of $26 million was recognized in accumulated other comprehensive income (loss). Amounts associated with these cash flow hedges will be reclassified to interest expense in the consolidated statement of operations when future interest payments on the anticipated debt occur.

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
The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 219 and 68, respectively, as of October 31, 2021. The aggregated notional amounts by currency and designation as of October 31, 2021 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$35	$13
British Pound	19	(87)
Singapore Dollar	25	28
Malaysian Ringgit	98	10
Japanese Yen	(101)	(42)
Other currencies	13	(44)
Total	$89	$(122)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of October 31, 2021 and 2020 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2021	October 31, 2020	Balance Sheet Location	October 31, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$2	Other accrued liabilities	$1	$3
Interest rate swap contracts:
Other assets	48	23

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	3	1
Total derivatives	$54	$26		$4	$4

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations was as follows:

	2021	2020	2019
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$26	$23	$—
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	6	(3)	(5)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	—	(3)	(1)
Selling, general and administrative	2	(1)	(2)
Gain (loss) excluded from effectiveness testing recognized in earnings based on changes in fair value:
Cost of products	—	2	3
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	1	1	—
Selling, general and administrative	1	—	—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(3)	$4	$(5)
The estimated amount at October 31, 2021 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $3 million.
10.    LEASES
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
The weighted average lease term of our operating leases was 8.2 years and 7.3 years as of October 31, 2021 and 2020, respectively. The weighted average discount rate of our operating leases was 3 percent as of both October 31, 2021 and 2020.
The following table summarizes the components of our lease cost:

	Year ended October 31,
	2021	2020
	(in millions)
Operating lease cost	$51	$49
Variable lease cost	$14	$16
Short-term lease costs, sublease income and finance lease costs were immaterial for the year ended October 31, 2021 and 2020.

Supplemental cash flow information related to our operating leases was as follows:

	Year ended October 31,
	2021	2020
	(in millions)
Cash payments for operating leases	$53	$48
ROU assets obtained in exchange for operating lease obligations	$78	$67

The maturities of our operating leases as of October 31, 2021 with initial terms exceeding one year were as follows:

Operating Leases
(in millions)
2022	$45
2023	38
2024	30
2025	24
Thereafter	123
Total undiscounted lease liability	260
Imputed interest	28
Total discounted lease liability	$232
As of October 31, 2021, we did not have material leases that had not yet commenced.
Rental income from leasing out excess facilities was $11 million for both the year ended October 31, 2021 and 2020 and is included in other operating expense (income), net. Other lessor arrangements were immaterial.
11.    DEBT
The following table summarizes the components of our long-term debt:

	October 31,
	2021	2020
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $2)	$599	$598
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $4 and $5)	696	695
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
	$1,791	$1,789
Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million, five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of October 31, 2021 and October 31,2020, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2021.
Other
During the year ended October 31, 2020, we repaid $7 million of debt assumed with the acquisition of Eggplant.
Long-Term Debt
The below senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We were in compliance with the covenants of our senior notes during the year ended October 31, 2021.
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
Letter of Credit
As of both October 31, 2021 and 2020, we had $40 million of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
12.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
General. The majority of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. We provide U.S. employees who meet eligibility criteria under the Keysight Technologies, Inc. Retirement Plan ("RP") defined benefits that are based on an employee's base or target pay during the years of employment and on length of service. For eligible employees' service through October 31, 1993, the benefit payable under the RP is reduced by any amounts due to the eligible employees' service under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993. The obligations under the DPSP equal the fair value of the DPSP assets, which was $267 million as of October 31, 2021. Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the Keysight Technologies, Inc. Health Plan for Retirees ("U.S. Post-Retirement Benefit Plan").
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
401(k) defined contribution plan. Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. We provide matching contributions of up to 4 percent of annual eligible compensation for employees hired prior to August 1, 2015 and up to 6 percent for employees hired thereafter. The 401(k) Plan employer expense included in income from operations was $28 million in 2021, $27 million in 2020 and $25 million in 2019.
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
In March 2021, we substantially transferred all the assets and obligations of our Netherlands defined benefit plan to an insurance company. The partial settlement resulted in a loss of $16 million, which is included in "other income (expense), net" in the consolidated statement of operations during the year ended October 31, 2021. We received a net refund of $3 million due to the partial settlement of the Netherlands defined benefit plan. During the year ended October 31, 2020, the lump sum payments in our U.K. defined benefit plan were more than the sum of the service cost and interest cost components of net periodic benefit cost (“the threshold amount”), resulting in recognition of a settlement loss of $5 million. We also recognized a curtailment gain of $1 million in our Netherlands defined benefit plan for the year 2020. These are included in other income (expense) in the consolidated statement of operations.
For the years ended October 31, 2021, 2020 and 2019, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income were comprised of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$24	$23	$20	$15	$15	$14	$1	$1	$1
Interest cost on benefit obligation	22	24	28	15	16	23	4	6	8
Expected return on plan assets	(52)	(44)	(41)	(77)	(84)	(77)	(12)	(13)	(13)
Amortization:
Net actuarial loss	24	18	10	41	34	27	11	10	9
Prior service credit	—	—	(4)	—	—	(1)	(1)	(11)	(14)
Net periodic benefit cost (benefit)	18	21	13	(6)	(19)	(14)	3	(7)	(9)
Curtailments and settlements	—	—	—	16	4	2	—	—	—
Total periodic benefit cost (benefit)	$18	$21	$13	$10	$(15)	$(12)	$3	$(7)	$(9)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial loss (gain)	$(100)	$64	$77	$26	$81	$78	$(38)	$9	$11
Amortization:
Net actuarial loss	(24)	(18)	(10)	(41)	(34)	(27)	(11)	(10)	(9)
Prior service credit	—	—	4	—	—	1	1	11	14
Curtailments and settlements	—	—	—	(16)	(4)	(2)	—	—	—
Foreign currency	—	—	—	1	1	(1)	—	—	—
Total recognized in other comprehensive (income) loss	$(124)	$46	$71	$(30)	$44	$49	$(48)	$10	$16
Total recognized in the periodic benefit cost (benefit) and other comprehensive (income) loss	$(106)	$67	$84	$(20)	$29	$37	$(45)	$3	$7
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

Funded status. As of October 31, 2021 and 2020, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	2021	2020	2021	2020	2021	2020
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$722	$615	$1,545	$1,538	$175	$176
Actual return on plan assets	189	41	134	21	45	12
Employer contributions	—	100	8	10	—	—
Settlements	—	—	(41)	(14)	—	—
Benefits paid	(49)	(34)	(50)	(36)	(13)	(13)
Other	—	—	(15)	—	—	—
Currency impact	—	—	27	26	—	—
Fair value — end of year	$862	$722	$1,608	$1,545	$207	$175
Change in benefit obligation:
Benefit obligation — beginning of year	$848	$774	$1,421	$1,393	$203	$202
Service cost	24	23	15	15	1	1
Interest cost	22	24	15	16	4	6
Settlements	—	—	(41)	(14)		—
Curtailments	—	—	—	(1)	—	—
Actuarial loss (gain)	37	62	90	18	(5)	7
Benefits paid	(50)	(35)	(50)	(36)	(13)	(13)
Other	—	—	(18)	—	—	—
Currency impact	—	—	33	30	—	—
Benefit obligation — end of year	$881	$848	$1,465	$1,421	$190	$203
Overfunded (Underfunded) status of PBO	$(19)	$(126)	$143	$124	$17	$(28)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$264	$311	$17	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(18)	(125)	(121)	(187)	—	(28)
Net asset (liability)	$(19)	$(126)	$143	$124	$17	$(28)
Amounts recognized in accumulated other comprehensive income (loss):
Actuarial losses	$101	$225	$457	$487	$(21)	$28
Prior service credits	—	—	1	1	(1)	(2)
Total	$101	$225	$458	$488	$(22)	$26
The change in the benefit obligations for the U.S. defined benefit plans was primarily driven by the changes in actuarial assumptions, including the lump sum conversion rate and demographic experience. The changes in the non-U.S. plans were primarily driven by an insurance buy-in contract we executed for a portion of benefit obligations under the U.K. defined benefit plan and partial settlement of benefit obligations under the Netherlands DB plan. The change in the benefit obligations for the U.S. post-retirement benefit plan was primarily driven by changes in the discount rate.
Investment policies and strategies as of October 31, 2021. In the U.S., our RP and U.S. Post-Retirement Benefit Plan target asset allocations are approximately 70 percent to equities and approximately 30 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumed level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the U.S., our target asset allocation is from 5 to 60 percent to equities, from 40 to 64 percent to fixed income investments, and from zero to 50 percent to insurance contracts and cash. All plans' assets are broadly diversified. Due to fluctuations in capital markets, our actual allocations of plan assets as of October 31, 2021, differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds. Investments in commingled funds are valued using the net asset value (“NAV”) method as a practical expedient. Investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of our pension and post-retirement benefit plans recorded in the financial statements. In March 2021, we entered into an insurance buy-in contract for a portion of benefit obligations under the U.K. defined benefit plan and classified it as “Other Investment.” The insurance buy-in contract is similar to an annuity contract, which matches cash flows with future benefit payments for a specific group of pensioners with the obligation remaining with the plan. This contract is issued by a third-party insurance company with no affiliation to us. The insurance contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value.
Fair Value. The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 8, "Fair Value Measurements."
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
Other Investment - Other investment includes a U.K. insurance buy-in contract executed during the year and classified as a Level 3 investment. Insurance contracts are generally classified as Level 3 investments.
The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2021 and 2020:

		Fair Value Measurement as of October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$18	$—	$18	$—	$—
Equity	605	187	1	—	417
Fixed income	239	27	103	—	109
Total assets measured at fair value	$862	$214	$122	$—	$526
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
For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2021 and 2020.
The following tables present the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2021 and 2020:

		Fair Value Measurement as of October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$5	$—	$5	$—	$—
Equity	144	45	—	—	99
Fixed income	58	6	25	—	27
Total assets measured at fair value	$207	$51	$30	$—	$126
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
For the U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2021 and 2020.

The following tables present the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2021 and 2020:

		Fair Value Measurement as of October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Equity	$526	$189	$2	$—	$335
Fixed income	718	—	235	—	483
Other investment	364	—	—	364	—
Total assets measured at fair value	$1,608	$189	$237	$364	$818
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Equity	$452	$150	$—	$—	$302
Fixed income	1,093	—	221	—	872
Total assets measured at fair value	$1,545	$150	$221	$—	$1,174
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2021 and 2020:

	Year Ended October 31,
	2021	2020
	(in millions)
Balance, beginning of year	$—	$—
Unrealized gains/(losses)	17	—
Purchases, sales, issuances, and settlements	(7)	—
Transfers in (out)	354	—
Balance, end of year	$364	$—

.The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2021 and 2020:

	2021		2020
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$881	$862	$848	$722
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$881	$862	$848	$722
Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$383	$262	$433	$246
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	1,082	1,346	988	1,299
Total	$1,465	$1,608	$1,421	$1,545

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$5	$—	$784	$722
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	791	862	—	—
Total	$796	$862	$784	$722
Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$372	$262	$421	$246
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	1,079	1,346	984	1,299
Total	$1,451	$1,608	$1,405	$1,545
Contributions and estimated future benefit payments. For 2022, we do not expect to contribute to our U.S. Defined Benefit Plan or U.S. Post-Retirement Benefit Plan, and we expect to contribute $12 million to our Non-U.S. Defined Benefit Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2022	$49	$39	$14
2023	$53	$42	$15
2024	$53	$44	$15
2025	$63	$44	$16
2026	$64	$45	$16
2027 - 2031	$310	$244	$74
Assumptions. The assumptions used to determine the benefit obligations and net periodic benefit cost for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios, consisting of a mixture of equities, fixed income and other investments, in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans, which is October 31. The U.S. discount rates as of October 31, 2021 and 2020 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates as of October 31, 2021 and 2020 were determined based on a granular approach, which discounts the expected plan benefit payments with rates from a high quality corporate bond yield curve. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The range of assumptions that were used for the Non-U.S. Defined Benefit Plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic benefit cost (benefit) were as follows:

	Year ended October 31,
	2021	2020
U.S. Defined Benefit Plans:
Discount rate	2.75%	3.25%
Average increase in compensation levels	3.00%	3.00%
Expected long-term return on assets	7.50%	7.50%
Non-U.S. Defined Benefit Plans:
Discount rate	0.81-1.66%	0.79-1.89%
Average increase in compensation levels	2.50-2.75%	2.50-3.00%
Expected long-term return on assets	4.00-6.50%	3.50-6.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	2.25%	3.00%
Expected long-term return on assets	7.50%	7.50%
Current medical cost trend rate	6.25%	6.25%
Ultimate medical cost trend rate	4.50%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2027
Assumptions used to calculate the benefit obligation as of October 31, 2021 and 2020 were as follows:

	Year ended October 31,
	2021	2020
U.S. Defined Benefit Plans:
Discount rate	2.75%	2.75%
Average increase in compensation levels	3.50%	3.00%
Non-U.S. Defined Benefit Plans:
Discount rate	0.70-1.86%	0.81-1.66%
Average increase in compensation levels	2.50-2.75%	2.50-2.75%
U.S. Post-Retirement Benefits Plan:
Discount rate	2.75%	2.25%
Current medical cost trend rate	6.00%	6.25%
Ultimate medical cost trend rate	4.50%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2028
Health care trend rates did not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2021 and 2020.
13.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	October 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$2,052	$1,756
Restricted cash included in other current assets	—	9
Restricted cash included in other assets	16	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,068	$1,767
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.

Inventory

	October 31,
	2021	2020
	(in millions)
Finished goods	$329	$342
Purchased parts and fabricated assemblies	448	415
Total inventory	$777	$757
Gross inventory-related excess and obsolescence charges recorded in total cost of products were $27 million in 2021, $29 million in 2020 and $27 million in 2019. We record excess and obsolete inventory charges for inventory at our sites and at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.
Property, plant and equipment

	October 31,
	2021	2020
	(in millions)
Land	$61	$67
Buildings and leasehold improvements	785	743
Machinery and equipment	1,328	1,224
Total property, plant and equipment	2,174	2,034
Accumulated depreciation of property, plant and equipment	(1,524)	(1,439)
Property, plant and equipment, net	$650	$595
The increase in property, plant and equipment, net, for the year ended October 31, 2021, is primarily driven by capital investments to increase the resiliency of our supply chains. Asset impairments were zero in 2021, 2020 and 2019. Depreciation expense was $117 million in 2021, $104 million in 2020 and $96 million in 2019.
Standard warranty
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our consolidated balance sheet, is as follows:

	Year Ended October 31,
	2021	2020
	(in millions)
Beginning balance	$33	$38
Accruals for warranties	29	24
Settlements made during the period	(28)	(29)
Ending balance	$34	$33

Accruals for warranties due within one year	$21	$20
Accruals for warranties due after one year	13	13
Ending balance	$34	$33

14.    COMMITMENTS AND CONTINGENCIES
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
As of October 31, 2021 and 2020, our non-cancellable purchase commitments were approximately $444 million and $291 million, respectively, of which the majority is for less than one year. The increase in the non-cancellable purchase commitments for the year ended October 31, 2021 was driven by higher revenue and advance purchase orders to secure capacity for critical parts due to global supply disruptions.
Other purchase commitments. Other purchase commitments relate to contracts with professional services suppliers. We can typically cancel these contracts within 90 days without penalties. For those contracts that are not cancellable within 90 days without penalties, we disclose the amounts we are obligated to pay to a supplier under each contract in that period before such contract can be canceled. As of October 31, 2021, our contractual obligations with these suppliers were approximately $60 million within the next fiscal year, as compared to approximately $52 million as of October 31, 2020.
Litigation and Contingencies. On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant the Consent Agreement, we will pay a penalty of $6.6 million, $2.5 million of which is suspended, over three years and will employ a special compliance officer for three years. We are also involved in lawsuits, claims, investigations and proceedings, including but not limited to patent, commercial and environmental matters that arise in the ordinary course of business. Although there are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
Indemnification Obligations Related to Transactions
In connection with acquisitions, divestitures, mergers, spin-offs and other transactions, we have agreed to indemnify certain parties for damages, losses, expenses and liabilities arising in the future but that were incurred prior to or are related to such transactions. The liabilities covered by these indemnifications include but are not limited to tax, employment, benefits, intellectual property, environmental, and other liabilities. We do not believe that our indemnification obligations related to such liabilities were material as of October 31, 2021.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight that provide for indemnification under similar and additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements, which are available on our website. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and do not believe that our indemnification obligations related to such claims were material as of October 31, 2021.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and do not believe that our indemnification obligations related to such claims were material as of October 31, 2021.
15.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On November 18, 2020, our board of directors approved a stock repurchase program authorizing the purchase of up to $750 million of the company’s common stock. On November 18, 2021, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock, replacing the previously approved November 2020 program, under which $77 million remained.
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
In 2021 we repurchased 4,361,542 shares of common stock for $673 million. In 2020 we repurchased 4,274,366 shares of common stock for $410 million. In 2019 we repurchased 2,093,570 shares of common stock for $160 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax effect:

	October 31,
	2021	2020
	(in millions)
Foreign currency translation, net of tax (expense) of $(63) and $(63)	$(20)	$(10)
Unrealized losses on defined benefit plans, net of tax benefit of $84 and $139	(462)	(605)
Unrealized gains (losses) on derivative instruments, net of tax (expense) of $(11) and $(5)	40	16
Total accumulated other comprehensive loss	$(442)	$(599)

Changes in accumulated other comprehensive loss by component and related tax effects were as follows:

		Net defined benefit pension cost and post retirement plan costs:
	Foreign currency translation	Actuarial losses	Prior service credits	Unrealized gains (losses) on derivatives	Total
	(in millions)
At October 31, 2019	$(43)	$(536)	$4	$(3)	$(578)
Other comprehensive income (loss) before reclassifications	33	(155)	—	20	(102)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	68	(12)	4	60
Tax benefit (expense)	—	23	3	(5)	21
Other comprehensive income (loss)	33	(64)	(9)	19	(21)
At October 31, 2020	(10)	(600)	(5)	16	(599)
Other comprehensive income (loss) before reclassifications	(10)	106	—	32	128
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	93	(1)	(2)	90
Tax benefit (expense)	—	(55)	—	(6)	(61)
Other comprehensive income (loss)	(10)	144	(1)	24	157
At October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended October 31,
	2021	2020
	(in millions)
Unrealized gain (loss) on derivatives	$—	$(3)	Cost of products
	2	(1)	Selling, general and administrative
	—	1	Benefit (provision) for income taxes
	2	(3)

Net defined benefit pension cost and post retirement plan costs:
Net actuarial losses	(93)	(68)	Other income (expense), net
Prior service credits	1	12	Other income (expense), net
	(92)	(56)
	24	10	Provision (benefit) for income taxes
	(68)	(46)

Total reclassifications for the period	$(66)	$(49)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service credits and net actuarial losses in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost. See Note 12, "Retirement Plans and Post Retirement Pension Plans."
16.    SEGMENT INFORMATION
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
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industries and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic measurement instruments, design and test software and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment, and automated test software that uses artificial intelligence and machine learning to automate test creation and test execution.
A significant portion of the segments' expenses arise from allocated corporate charges as well as expenses related to our centralized sales force, and service, marketing and technology functions that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and infrastructure.
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

	CSG	EISG	Total
	(in millions)
Year ended October 31, 2021:
Total and segment revenue	$3,523	$1,418	$4,941
Segment income from operations	$932	$444	$1,376
Depreciation expense	$91	$26	$117
Year ended October 31, 2020:
Total and segment revenue	$3,132	$1,089	$4,221
Segment income from operations	$773	$296	$1,069
Depreciation expense	$81	$23	$104
Year ended October 31, 2019:
Total revenue	$3,168	$1,135	$4,303
Amortization of acquisition-related balances	9	—	9
Total segment revenue	$3,177	$1,135	$4,312
Segment income from operations	$743	$294	$1,037
Depreciation expense	$74	$22	$96

The following table reconciles reportable segments' income from operations to our total enterprise income before taxes:

	Year Ended October 31,
	2021	2020	2019
	(in millions)
Total reportable segments' income from operations	$1,376	$1,069	$1,037
Share-based compensation	(104)	(93)	(82)
Amortization of acquisition-related balances	(174)	(224)	(224)
Acquisition and integration costs	(9)	(13)	(9)
Gain on insurance settlement	—	32	—
Restructuring and other	(9)	(6)	(11)
Income from operations, as reported	1,080	765	711
Interest income	3	11	23
Interest expense	(79)	(78)	(80)
Other income (expense), net	6	63	61
Income before taxes, as reported	$1,010	$761	$715
Major customers. No customer represented 10 percent or more of our total revenue in 2021, 2020 or 2019.
The following table presents segment assets and capital expenditures directly managed by each segment.

	Year Ended October 31,
	2021			2020
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Segment assets	$4,122	$1,523	$5,645	$3,832	$1,334	$5,166
Capital expenditures	$130	$44	$174	$90	$27	$117

The following table reconciles segment assets to our total assets:

	October 31,
	2021	2020
	(in millions)
Total reportable segments' assets	$5,645	$5,166
Cash and cash equivalents	2,052	1,756
Long-term investments	70	61
Long-term deferred tax assets	711	740
Accumulated amortization of other intangibles	(1,146)	(972)
Pension and other assets	449	467
Total assets	$7,781	$7,218
The following tables present summarized information for revenue and long-lived assets by geographic region. Revenues from external customers are generally attributed to countries based upon the customer's location. Long-lived assets consist of property, plant, and equipment, operating lease right-of-use assets and other long-term assets excluding intangible assets.

	United States	China	Rest of the World	Total
	(in millions)
Revenue:
Year ended October 31, 2021	$1,803	$927	$2,211	$4,941
Year ended October 31, 2020	$1,523	$863	$1,835	$4,221
Year ended October 31, 2019	$1,584	$822	$1,897	$4,303

	United States	Japan	U.K.	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2021	$533	$294	$116	$306	$1,249
October 31, 2020	$387	$272	$179	$332	$1,170

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2021, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2021, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2021.
The effectiveness of our internal control over financial reporting as of October 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 11.     Executive Compensation
The information relating to the compensation of our named executive officers and directors required under Item 11 will appear under “Executive Compensation” and “Compensation of Non-Employee Directors” in the Proxy Statement. The Compensation and Human Capital Committee Report and the information about Compensation and Human Capital Committee interlocks and insider participation required under Item 11, will appear under “Compensation and Human Capital Committee Report” and “Compensation and Human Capital Committee Interlocks and Insider Participation,” respectively, in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Annual Report on Form 10-K.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2021. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Right (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)(2)(3)	2,439,756	$29	25,081,079
Equity compensation plans not approved by security holders		$—	—
Total	2,439,756	$29	25,081,079
(1)    The number of securities remaining available for future issuance in column (c) includes 19,322,516 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. employee stock purchase plan under Section 423(b) of the Internal Revenue Code ("ESPP"). The number of shares authorized for issuance under the ESPP is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Keysight or an amount determined by the Compensation and Human Capital Committee of our board of directors. Under the terms of the ESPP, in no event shall the aggregate number of shares issued under the ESPP exceed 75 million shares. The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under the ESPP totaling $30 million as of October 31, 2021.
(2)    We issue securities under our equity compensation plans in forms other than options, warrants or rights. Those are issued under the 2014 Stock Plan, which was originally adopted by our board of directors on July 16, 2014, subsequently amended and restated by our board of directors on September 29, 2014 and January 22, 2015 and became effective as of November 1, 2014. The 2014 Stock Plan was further amended and restated by our board of directors on November 16, 2017. The 2014 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2021, 5,758,563 shares were available for future awards under the 2014 Stock Plan.
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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2021
Tax valuation allowance	$238	$11	$(18)	$231
2020
Tax valuation allowance	$240	$3	$(5)	$238
2019
Tax valuation allowance	$79	$169	$(8)	$240
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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Second Supplemental Indenture, dated as of April 6, 2017, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	4/6/2017	4.2
4.4	Third Supplemental Indenture, dated as of October 22, 2019, to the Indenture dated as of October 15, 2014 between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/22/2019	4.2
4.5	Description of Keysight Technologies, Inc. Registered Securities				X
10.1	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.2	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.3	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.4	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.5	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.6	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.7	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.8	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.9	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.10	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.11	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15

10.12	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.13	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.14	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.15	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.16	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.17	Keysight Technologies, Inc. Officer and Executive Severance Plan (Established Effective March18, 2015)*	8-K	3/24/2015	10.1
10.18	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2015	APPENDIX B
10.19	Form of Keysight Technologies, Inc. Global Stock Award Agreement as Amended on November 15, 2016*	10-K	12/19/2016	10.32
10.20	Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*	8-K	8/4/2021	10.1
10.21	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on November 16, 2017)*	DEF 14A	2/9/2018	APPENDIX A
10.22	Keysight Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors*				X
10.23	Amendment Number 1 to the Keysight Technologies, Inc. Deferred Compensation Plan*				X
10.24	Amendment Number 1 to the Keysight Technologies, Inc. 2014 Deferred Compensation Plan*				X
10.25	Keysight Technologies, Inc. Officer and Executive Severance Plan (Amended and Restated Effective as of May 17, 2017).*				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X

101.PRE	Inline XBRL Presentation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
104	Inline XBRL Cover Page Interactive Data File	X
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
Date: December 17, 2021

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

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Chairman of the Board, President and Chief Executive Officer	December 17, 2021
Ronald S. Nersesian	(Principal Executive Officer)

/s/ NEIL P. DOUGHERTY	Senior Vice President and Chief Financial Officer	December 17, 2021
Neil P. Dougherty	(Principal Financial Officer)

/s/ JOHN C. SKINNER	Vice President and Corporate Controller	December 17, 2021
John C. Skinner	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Director	December 17, 2021
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 17, 2021
Charles J. Dockendorff

/s/ RICHARD P. HAMADA	Director	December 17, 2021
Richard P. Hamada

/s/ MICHELLE J. HOLTHAUS	Director	December 17, 2021
Michelle J. Holthaus

/s/ PAUL A. LACOUTURE	Director	December 17, 2021
Paul A. Lacouture

/s/ JEAN M. NYE	Director	December 17, 2021
Jean M. Nye

/s/ JOANNE B. OLSEN	Director	December 17, 2021
Joanne B. Olsen

/s/ ROBERT A. RANGO	Director	December 17, 2021
Robert A. Rango