Form 10-Q
period 2022-01-31
Keysight Technologies, Inc.
filed 2022-03-01
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at February 24, 2022 was 181,975,058.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Revenue:
Products	$1,030	$970
Services and other	220	210
Total revenue	1,250	1,180
Costs and expenses:
Cost of products	360	392
Cost of services and other	86	81
Total costs	446	473
Research and development	210	199
Selling, general and administrative	326	301
Other operating expense (income), net	(3)	(5)
Total costs and expenses	979	968
Income from operations	271	212
Interest income	1	1
Interest expense	(20)	(20)
Other income (expense), net	12	2
Income before taxes	264	195
Provision for income taxes	35	23
Net income	$229	$172

Net income per share:
Basic	$1.25	$0.93
Diluted	$1.24	$0.92

Weighted average shares used in computing net income per share:
Basic	183	186
Diluted	184	188

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Net income	$229	$172
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(1) and $(5)	4	18
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	—	—
Foreign currency translation, net of tax benefit (expense) of zero	(21)	31
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $2 and $5	8	14
Other comprehensive income (loss)	(9)	63
Total comprehensive income	$220	$235

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	January 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,977	$2,052
Accounts receivable, net	708	735
Inventory	804	777
Other current assets	319	270
Total current assets	3,808	3,834
Property, plant and equipment, net	672	650
Operating lease right-of-use assets	218	227
Goodwill	1,623	1,628
Other intangible assets, net	250	272
Long-term investments	65	70
Long-term deferred tax assets	695	711
Other assets	397	389
Total assets	$7,728	$7,781
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$294	$287
Employee compensation and benefits	247	355
Deferred revenue	495	478
Income and other taxes payable	86	74
Operating lease liabilities	40	41
Other accrued liabilities	95	74
Total current liabilities	1,257	1,309
Long-term debt	1,791	1,791
Retirement and post-retirement benefits	154	167
Long-term deferred revenue	190	187
Long-term operating lease liabilities	183	191
Other long-term liabilities	343	352
Total liabilities	3,918	3,997
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 198 million shares at January 31, 2022 and 197 million shares at October 31, 2021 issued	2	2
Treasury stock at cost; 16.2 million shares at January 31, 2022 and 15.1 million shares at October 31, 2021	(1,631)	(1,425)
Additional paid-in-capital	2,231	2,219
Retained earnings	3,659	3,430
Accumulated other comprehensive loss	(451)	(442)
Total stockholders' equity	3,810	3,784
Total liabilities and equity	$7,728	$7,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net income	$229	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30	28
Amortization	27	59
Share-based compensation	50	43
Deferred tax expense	9	1
Excess and obsolete inventory-related charges	6	7
Other non-cash expense (income), net	5	7
Changes in assets and liabilities:
Accounts receivable	25	(38)
Inventory	(32)	—
Accounts payable	(4)	4
Employee compensation and benefits	(117)	(54)
Deferred revenue	28	50
Income taxes payable	14	(1)
Retirement and post-retirement benefits	(9)	(1)
Other assets and liabilities	(37)	18
Net cash provided by operating activities	224	295

Cash flows from investing activities:
Investments in property, plant and equipment	(42)	(28)
Acquisition of businesses and intangible assets, net of cash acquired	(7)	(96)
Net cash used in investing activities	(49)	(124)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	31	28
Payment of taxes related to net share settlement of equity awards	(72)	(49)
Treasury stock repurchases	(206)	(20)
Payment of acquisition-related contingent consideration	—	(2)
Net cash used in financing activities	(247)	(43)

Effect of exchange rate movements	(4)	8

Net increase (decrease) in cash, cash equivalents, and restricted cash	(76)	136
Cash, cash equivalents, and restricted cash at beginning of period	2,068	1,767
Cash, cash equivalents, and restricted cash at end of period	$1,992	$1,903

Supplemental cash flow information:
Interest payments	$—	$—
Income tax paid, net	$12	$22
Investments in property, plant and equipment included in accounts payable	$34	$13
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$3,784
Net income	—	—	—	—	—	229	—	229
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(9)	(9)
Issuance of common stock	947	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(72)	—	—	—	—	(72)
Share-based compensation	—	—	53	—	—	—	—	53
Repurchase of common stock	—	—	—	(1,129)	(206)	—	—	(206)
Balance as of January 31, 2022	198,195	$2	$2,231	(16,223)	$(1,631)	$3,659	$(451)	$3,810

Balance as of October 31, 2020	195,661	$2	$2,110	(10,732)	$(752)	$2,536	$(599)	$3,297
Net income	—	—	—	—	—	172	—	172
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	63	63
Issuance of common stock	1,193	—	28	—	—	—	—	28
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	(49)
Share-based compensation	—	—	45	—	—	—	—	45
Repurchase of common stock	—	—	—	(137)	(20)	—	—	(20)
Balance as of January 31, 2021	196,854	$2	$2,134	(10,869)	$(772)	$2,708	$(536)	$3,536

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2022 and October 31, 2021, results of operations for the three months ended January 31, 2022 and 2021, and cash flows for the three months ended January 31, 2022 and 2021.
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
Update to Significant Accounting Policies. Except as set forth in the "new accounting pronouncements" section below, there have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
New Accounting Pronouncements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance that requires entities to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance effective November 1, 2021. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.
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

	Three Months Ended
	January 31,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$404	$79	$483	$401	$67	$468
Europe	143	83	226	132	70	202
Asia Pacific	331	210	541	319	191	510
Total revenue	$878	$372	$1,250	$852	$328	$1,180

End Market
Aerospace, Defense & Government	$294	$—	$294	$294	$—	$294
Commercial Communications	584	—	584	558	—	558
Electronic Industrial	—	372	372	—	328	328
Total revenue	$878	$372	$1,250	$852	$328	$1,180

Timing of Revenue Recognition
Revenue recognized at a point in time	$730	$322	$1,052	$712	$284	$996
Revenue recognized over time	148	50	198	140	44	184
Total revenue	$878	$372	$1,250	$852	$328	$1,180
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balances were $89 million and $84 million as of January 31, 2022 and October 31, 2021, respectively, and is included in "accounts receivables, net" and "other assets" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $41 million and $39 million as of January 31, 2022 and October 31, 2021, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $22 million and $18 million for the three months ended January 31, 2022 and 2021, respectively.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Three Months Ended
January 31,
2022
(in millions)
Balance at October 31	$665
Deferral of revenue billed in current period, net of recognition	233
Revenue recognized that was deferred as of the beginning of the period	(208)
Foreign currency translation impact	(5)
Balance at January 31	$685
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $398 million as of January 31, 2022, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of January 31, 2022, we expect to fulfill 40 percent of these unsatisfied performance obligations during the remainder of 2022, 34 percent during 2023, and 26 percent thereafter.
3.    SHARE-BASED COMPENSATION
Keysight accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock units ("RSUs"), employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), and performance share awards granted to selected members of our senior management under the Long-Term Performance (“LTP”) Program, based on estimated fair values. The impact of share-based compensation expense on our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Cost of products and services	$8	$7
Research and development	11	9
Selling, general and administrative	32	27
Total share-based compensation expense	$51	$43
Share-based compensation capitalized within inventory was $3 million and $2 million at January 31, 2022 and January 31, 2021.
Performance awards based on total shareholder return ("TSR") are valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The valuation is done once every year in the first quarter at the time of annual grants. The following assumptions were used to estimate the fair value of TSR-based performance awards:

	Three Months Ended
	January 31,
	2022	2021
Volatility of Keysight shares	36%	36%
Volatility of index	23%	23%
Price-wise correlation with selected peers	67%	67%

The estimated fair value of RSUs and the financial metrics-based performance awards is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period.
4.    INCOME TAXES
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Income before taxes	$264	$195
Provision for income taxes	$35	$23
Effective tax rate	13.1%	11.6%
The tax expense for the three months ended January 31, 2022 was higher compared to the same period last year, primarily due to an increase in income before taxes and a decrease in discrete tax benefits, partially offset by a change in the jurisdictional mix of non-U.S. earnings which increased the earnings taxed at the incentive tax rates in 2022.
The income tax expense included a net discrete benefit of $8 million and $11 million for the three months ended January 31, 2022 and 2021, respectively. The decrease in discrete tax benefit for the three months ended January 31, 2022 was primarily due to a one-time benefit from U.S. state R&D credits recorded in 2021 and an increase in prior year non-U.S. tax liabilities, partially offset by an increase in discrete benefit from stock compensation.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. The impact of the tax incentives decreased the income tax provision by $19 million and $10 million for the three months ended January 31, 2022 and 2021, respectively. The increase in tax benefit for the three months ended January 31, 2022 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2022.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2017 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2016 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
At this time, management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If the resolution of any tax issues addressed in our current open examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period in which such resolution occurs.

5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Net income	$229	$172
Basic weighted-average shares	183	186
Potential common shares— stock options and other employee stock plans	1	2
Diluted weighted-average shares	184	188
Net income per share - basic	$1.25	$0.93
Net income per share - diluted	$1.24	$0.92
Diluted shares outstanding include the dilutive effect of in-the-money options and non-vested RSUs. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of January 31, 2022 and October 31, 2021 and the activity for the three months ended January 31, 2022 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2021	$1,069	$559	$1,628
Foreign currency translation impact	(5)	(2)	(7)
Goodwill arising from acquisitions	—	2	2
Goodwill at January 31, 2022	$1,064	$559	$1,623
As of January 31, 2022 and October 31, 2021, accumulated impairment losses on goodwill was $709 million.
Other intangible assets as of January 31, 2022 and October 31, 2021 consisted of the following:

	January 31, 2022			October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$973	$878	$95	$969	$866	$103
Backlog	17	17	—	17	17	—
Trademark/Tradename	36	29	7	36	28	8
Customer relationships	389	248	141	389	235	154
Total amortizable intangible assets	1,415	1,172	243	1,411	1,146	265
In-Process R&D	7	—	7	7	—	7
Total	$1,422	$1,172	$250	$1,418	$1,146	$272
During the three months ended January 31, 2022, we used $7 million, net of cash acquired, for acquisitions activity, and recognized goodwill and other intangible assets of $2 million and $5 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill for the acquisitions was assigned to the Electronics Industrial Solutions Group.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the three months ended January 31, 2022.
During the three months ended January 31, 2022, other intangible assets decreased $1 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $26 million and $58 million for the three months ended January 31, 2022 and 2021, respectively.

Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2022 (remainder)	$75
2023	$79
2024	$39
2025	$22
2026	$12
Thereafter	$16
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2022 and October 31, 2021 were as follows:

	Fair Value Measurements at
	January 31, 2022					October 31, 2021
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,186	$1,186	$—	$—	$—	$1,296	$1,296	$—	$—	$—
Derivative instruments (foreign exchange contracts)	5	—	5	—	—	6	—	6	—	—
Long-term
Derivative instruments (interest rate swaps)	56	—	56	—	—	48	—	48	—	—
Equity investments	56	56	—	—	—	60	60	—	—	—
Equity investments - other	10	—	—	—	10	10	—	—	—	10
Total assets measured at fair value	$1,313	$1,242	$61	$—	$10	$1,420	$1,356	$54	$—	$10
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—	$—	$4	$—	$4	$—	$—
Long-term
Deferred compensation liability	24	—	24	—	—	24	—	24	—	—
Total liabilities measured at fair value	$28	$—	$28	$—	$—	$28	$—	$28	$—	$—
Net realized gains (losses) on sale of our equity investments were zero for both the three months ended January 31, 2022 and 2021. Net unrealized losses on our equity investments were $4 million and $2 million for the three months ended January 31, 2022 and 2021, respectively.
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

The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 225 and 60, respectively, as of January 31, 2022. The aggregated notional amounts by currency and designation as of January 31, 2022 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$44	$39
British Pound	18	(93)
Singapore Dollar	26	27
Malaysian Ringgit	99	9
Japanese Yen	(110)	(70)
Other currencies	16	(10)
Total	$93	$(98)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of January 31, 2022 and October 31, 2021 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2022	October 31, 2021	Balance Sheet Location	January 31, 2022	October 31, 2021
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$5	Other accrued liabilities	$3	$1
Interest rate swap contracts:
Other assets	56	48

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	1	3
Total derivatives	$61	$54		$4	$4

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$8	$21
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(3)	$2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$1	$(1)
Selling, general and administrative	$(1)	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Cost of products	$—	$1
Other income (expense), net	$3	$(4)
The estimated amount at January 31, 2022 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is zero.
9.    DEBT
The following table summarizes the components of our long-term debt:

	January 31, 2022	October 31, 2021
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $1)	$599	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $4 and $4)	696	696
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,791	$1,791
Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2022 and October 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2022.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2022 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. We were in compliance with the covenants of our senior notes during the three months ended January 31, 2022.
As of January 31, 2022 and October 31, 2021, we had $41 million and $40 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value less debt issuance costs by approximately $139 million and $178 million as of January 31, 2022 and October 31, 2021, respectively.

10.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2022 and 2021, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	January 31,
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$6	$6	$3	$4	$—	$—
Interest cost on benefit obligation	6	5	4	4	1	1
Expected return on plan assets	(15)	(13)	(15)	(20)	(4)	(3)
Amortization of net actuarial loss	3	6	6	10	—	3
Net periodic benefit cost (benefit)	$—	$4	$(2)	$(2)	$(3)	$1
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three months ended January 31, 2022 and 2021. We contributed $3 million to our non-U.S. defined benefit plans during each of the three months ended January 31, 2022 and 2021.
For the remainder of 2022, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $7 million to our non-U.S. defined benefit plans. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
11.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	January 31, 2022	October 31, 2021
	(in millions)
Cash and cash equivalents	$1,977	$2,052
Restricted cash included in other assets	15	16
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,992	$2,068
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	January 31, 2022	October 31, 2021
	(in millions)
Finished goods	$331	$329
Purchased parts and fabricated assemblies	473	448
Total inventory	$804	$777
The increase in inventory for the three months ended January 31, 2022, is primarily driven by incremental provisions to secure supply in the current supply-constrained environment.

Property, plant and equipment

	January 31, 2022	October 31, 2021
	(in millions)
Land	$60	$61
Buildings and leasehold improvements	816	785
Machinery and equipment	1,340	1,328
Total property, plant and equipment	2,216	2,174
Accumulated depreciation of property, plant and equipment	(1,544)	(1,524)
Property, plant and equipment, net	$672	$650
The increase in property, plant and equipment, net, for the three months ended January 31, 2022, is primarily driven by increased capital spending for capacity and technology investments. Asset impairments were zero for the three months ended January 31, 2022 and 2021. Depreciation expense was $30 million and $28 million for the three months ended January 31, 2022 and 2021, respectively.
Leases
Operating lease expense was $13 million for both the three months ended January 31, 2022 and 2021. Variable lease expense was $4 million and $5 million for the three months ended January 31, 2022 and 2021, respectively. Cash paid for operating leases was $13 million for both the three months ended January 31, 2022 and 2021. Right-of-use ("ROU") assets obtained in exchange for operating lease obligations was $5 million and $41 million for the three months ended January 31, 2022 and 2021, respectively. The decrease in ROU assets was primarily driven by reassessment of a lease term in the prior year triggered by significant leasehold improvements.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Beginning balance	$34	$33
Accruals for warranties, including change in estimates	7	9
Settlements made during the period	(6)	(7)
Ending balance	$35	$35

Accruals for warranties due within one year	$21	$21
Accruals for warranties due after one year	14	14
Ending balance	$35	$35
12.    COMMITMENTS AND CONTINGENCIES
Commitments
During the three months ended January 31, 2022, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which is suspended and designated for remediation activities, including employment of a special compliance officer for three years. We have paid $1.1 million of the assessed amount as of January 31, 2022. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
13.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
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
For the three months ended January 31, 2022, we repurchased 1,128,733 shares of common stock for $206 million. For the three months ended January 31, 2021, we repurchased 137,200 shares of common stock for $20 million.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2022 and 2021 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Other comprehensive income (loss) before reclassifications	(21)	—	—	5	(16)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	10	—	—	10
Tax benefit (expense)	—	(2)	—	(1)	(3)
Other comprehensive income (loss)	(21)	8	—	4	(9)
As of January 31, 2022	$(41)	$(448)	$(6)	$44	$(451)

As of October 31, 2020	$(10)	$(600)	$(5)	$16	$(599)
Other comprehensive income (loss) before reclassifications	31	—	—	23	54
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	19	—	—	19
Tax benefit (expense)	—	(5)	—	(5)	(10)
Other comprehensive income (loss)	31	14	—	18	63
As of January 31, 2021	$21	$(586)	$(5)	$34	$(536)

Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2022 and 2021 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Unrealized gain (loss) on derivatives	$1	$(1)	Cost of products
	(1)	1	Selling, general and administrative
	—	—	Benefit (provision) for income tax
	—	—	Net of Income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(10)	(19)
	2	5	Benefit (provision) for income tax
	(8)	(14)	Net of income tax

Total reclassifications for the period	$(8)	$(14)
An amount in parentheses indicates a reduction to income and an increase to the accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 10, "Retirement Plans and Post-Retirement Benefit Plans").
14.     SEGMENT INFORMATION
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
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense and other items as noted in the reconciliations below.

	Three Months Ended
	January 31,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$878	$372	$1,250	$852	$328	$1,180
Segment income from operations	$237	$114	$351	$224	$96	$320

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Total reportable operating segments' income from operations	$351	$320
Share-based compensation	(51)	(43)
Amortization of acquisition-related balances	(26)	(58)
Acquisition and integration costs	(3)	(3)
Restructuring and other	—	(4)
Income from operations, as reported	271	212
Interest income	1	1
Interest expense	(20)	(20)
Other income (expense), net	12	2
Income before taxes, as reported	$264	$195
15.     SUBSEQUENT EVENT
Keysight announced on February 24, 2022, that Ron Nersesian will retire as President and Chief Executive Officer of Keysight effective May 1, 2022, and on that date, Satish Dhanasekaran, current Chief Operating Officer of the company, will become President and Chief Executive Officer, as well as join the Keysight Board of Directors. Additionally, Mr. Nersesian will remain as Executive Chair of the Board.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, including increasing geopolitical tension in regions outside of the U.S., the impact of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, continued impacts to the supply chain, government mandates related to pandemic conditions, such as the a novel strain of coronavirus (“COVID-19"), and its variants, impacts related to the supply chain, net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, increases in attrition and our ability to retain key personnel; and our estimated or anticipated future results of operations that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
COVID-19 pandemic and related supply chain disruptions
Our global operations have been and continue to be affected by the ongoing global pandemic of COVID-19 and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the three months ended January 31, 2022, governments in many countries, including the United States, continued to issue orders and recommendations to attempt to reduce spread of the disease. We continued to comply with such orders and safety measures to keep our employees and their families safe. The pandemic has led to global supply chain challenges, which have adversely impacted our ability to procure certain components, which in some cases is impacting our ability to manufacture products and causing delays in delivery of our solutions to our customers.
For discussion of risks related to COVID-19 on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three months ended January 31, 2022 and 2021
Total orders for the three months ended January 31, 2022 were $1,495 million, an increase of 22 percent when compared to the same period last year, and grew across all regions. Orders associated with acquisitions had an immaterial impact on the year-over-year order growth. Foreign currency movements had an unfavorable impact of 1 percent on year-over-year order growth for the three months ended January 31, 2022.
Revenue for the three months ended January 31, 2022 was $1,250 million, an increase of 6 percent compared to the same period last year. Revenue associated with acquisitions had an immaterial impact on the year-over-year revenue growth. Foreign currency movements had an unfavorable impact of 1 percent on the year-over-year revenue growth for the three months ended January 31, 2022. Electronic Industrial Solutions Group led overall revenue growth with strong growth in semiconductor measurement solutions and automotive and energy, complemented by growth in the Communications Solutions Group. Revenue from the Communications Solutions Group and Electronic Industrial Solutions Group represented 70 percent and 30 percent, respectively, of total revenue for the three months ended January 31, 2022.
Net income for the three months ended January 31, 2022 was $229 million compared to $172 million for the same period last year. The increase in net income for the three months ended January 31, 2022 was primarily driven by higher revenue volume, lower amortization of acquisition-related balances and favorable mix, partially offset by increases in selling, general and administrative, R&D and income tax expenses.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for long-term growth. We expect our customers to continue to make R&D investments in certain next-generation technologies. We are still in the early market stages for technologies, such as 5G/6G, next-generation automotive, internet of things ("IoT") and defense modernization and expect technology investments to continue. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, pandemics or epidemics, such as the COVID-19 outbreak, and the related global supply chain challenges. We remain confident in our long-term secular market growth trends and the strength of our operating model.
Critical Accounting Policies and Estimates
Effective November 1, 2021, we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers that requires entities to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements. See Note 1, "Overview and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for further details. There were no other material changes during the three months ended January 31, 2022 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Adoption of New Accounting Pronouncements
See Note 1, "Overview and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for a description of new accounting pronouncements.
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
Results from Operations - Three months ended January 31, 2022 and 2021
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)
Revenue:
Products	$1,030	$970	6%
Services and other	220	210	5%
Total revenue	$1,250	$1,180	6%
The following table provides the percent change in revenue for the three months ended January 31, 2022 by geographic region including and excluding the impact of foreign currency movements as compared to the same period last year.

	Year over Year Change
	Three Months Ended
	January 31, 2022
Geographic Region	Actual	Currency Adjusted
Americas	3%	3%
Europe	12%	13%
Asia Pacific	6%	8%
Total revenue	6%	7%
For the three months ended January 31, 2022, revenue grew across all regions. Foreign currency movements had an unfavorable impact of 1 percentage point on total revenue growth for the three months ended January 31, 2022, with unfavorable impacts of 2 percentage points in Asia Pacific and 1 percentage point in Europe.

Gross Margin, Operating Margin and Income before taxes

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
in millions, except margin data
Gross margin	64.3%	59.9%	4 ppts
Research and development	$210	$199	5%
Selling, general and administrative	$326	$301	9%
Other operating expense (income), net	$(3)	$(5)	(38)%
Income from operations	$271	$212	27%
Operating margin	21.7%	18.0%	4 ppts
Interest income	$1	$1	3%
Interest expense	$(20)	$(20)	1%
Other income (expense), net	$12	$2	787%
Income before taxes	$264	$195	35%
Gross margin for the three months ended January 31, 2022 increased 4 percentage points compared to the same period last year, primarily driven by lower amortization of acquisition-related balances, favorable mix and higher revenue volume, partially offset by higher material costs.
R&D expense for the three months ended January 31, 2022 increased 5 percent compared to the same period last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses. As a percentage of revenue, R&D expense was 17 percent for both the three months ended January 31, 2022 and 2021.
Selling, general and administrative expense for the three months ended January 31, 2022 increased 9 percent compared to the same period last year, primarily driven by higher infrastructure-related costs, selling and marketing-related costs and incremental costs of acquired businesses.
Other operating expense (income), net for the three months ended January 31, 2022 was income of $3 million compared to income of $5 million for the same period last year.
Operating margin for the three months ended January 31, 2022 increased 4 percentage points compared to the same period last year, primarily driven by gross margin gains.
Interest income for both the three months ended January 31, 2022 and 2021 was $1 million, and primarily relates to interest earned on our cash balances. Interest expense for both the three months ended January 31, 2022 and 2021 was $20 million, and primarily relates to interest on our senior notes.
Other income (expense), net for the three months ended January 31, 2022 and 2021 was income of $12 million and income of $2 million, respectively, and primarily includes income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial loss and prior service credits, and gains (losses) on settlements and curtailments) and the change in fair value of our equity investments. The increase in net other income for the three months ended January 31, 2022 compared to the same period last year was driven by lower amortization of net actuarial losses.
As of January 31, 2022, our headcount was approximately 14,300 compared to approximately 14,000 at January 31, 2021.
Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Income before taxes	$264	$195
Provision for income taxes	$35	$23
Effective tax rate	13.1%	11.6%

The tax expense for the three months ended January 31, 2022 was higher compared to the same period last year, primarily due to an increase in income before taxes and a decrease in discrete tax benefits, partially offset by a change in the jurisdictional mix of non-U.S. earnings which increased the earnings taxed at the incentive tax rates in 2022.
The income tax expense included a net discrete benefit of $8 million and $11 million for the three months ended January 31, 2022 and 2021, respectively. The decrease in discrete tax benefit for the three months ended January 31, 2022 was primarily due to a one-time benefit from U.S. state R&D credits recorded in 2021 and an increase in prior year non-U.S. tax liabilities, partially offset by an increase in discrete benefit from stock compensation.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that have granted us tax incentives that require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment or specific types of income in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. The impact of the tax incentives decreased the income tax provision by $19 million and $10 million for the three months ended January 31, 2022 and 2021, respectively. The increase in tax benefit for the three months ended January 31, 2022 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2022.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2017 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2016 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.
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
At this time, management does not believe that the outcome of any ongoing examination will have a material impact on our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If the resolution of any tax issues addressed in our current open examinations are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period in which such resolution occurs.
We do not recognize deferred taxes for temporary differences expected to impact the GILTI tax expense in future years. We recognize the tax expense related to GILTI in each year in which the tax is incurred.
Segment Overview
We have two reportable operating segments, the Communications Solutions Group and the Electronic Industrial Solutions Group. The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense and other items.
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

Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)
Total revenue	$878	$852	3%
The Communications Solutions Group revenue for the three months ended January 31, 2022 increased 3 percent compared to the same period last year. There is strong demand across commercial communications and aerospace, defense and government end markets and in all geographies, although revenue in both end markets was impacted by supply chain constraints impacting year-over-year comparisons. Revenue growth was primarily driven by growth in commercial communications, while aerospace, defense and governments was flat.
The commercial communications end market revenue for the three months ended January 31, 2022 increased 5 percent year-over-year, and represented 67 percent of the total Communications Solutions Group revenue. The revenue growth was driven by strong market demand across the communications ecosystem, moderated by the impact of supply chain constraints. Revenue growth in the Americas and Europe was partially offset by a decline in Asia Pacific. We see ongoing investments in 5G and other wireless and wired communications technologies, fueled by new standards and the redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data centers and the cloud.
The aerospace, defense and government end market revenue for the three months ended January 31, 2022 was flat year-over-year, and represented 33 percent of the total Communications Solutions Group revenue. Revenue growth in Asia Pacific was offset by a decline in the Americas, while Europe was flat. The revenue growth was driven by strong customer demand and continued investment in signal monitoring, cyber, space, satellite and new commercial technologies like 5G and early 6G research applications, offset by decreased U.S. year-end spending on major defense and government programs and the impact of supply chain constraints.
Gross Margin and Operating Margin

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
in millions, except margin data
Gross margin	67.3%	64.6%	3 ppts
Research and development	$149	$143	5%
Selling, general and administrative	$207	$188	10%
Other operating expense (income), net	$(2)	$(4)	(37)%
Income from operations	$237	$224	6%
Operating margin	26.9%	26.3%	1 ppt
Gross margin for the three months ended January 31, 2022 increased 3 percentage points compared to the same period last year, primarily driven by favorable mix and higher revenue volume, partially offset by higher material costs.
R&D expense for the three months ended January 31, 2022 increased 5 percent compared to the same period last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses.
Selling, general and administrative expense for the three months ended January 31, 2022 increased 10 percent compared to the same period last year, primarily driven by higher infrastructure-related costs, selling and marketing-related costs and incremental costs of acquired businesses.
Other operating expense (income), net for the three months ended January 31, 2022 was income of $2 million compared to income of $4 million for the same period last year.
Operating margin for the three months ended January 31, 2022 increased 1 percentage point, primarily driven by gross margin gains partially offset by higher operating expenses as a percentage of sales.

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
Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)
Total revenue	$372	$328	13%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2022 increased 13 percent compared to the same period last year. Foreign currency movements had an unfavorable impact of 2 percent on the year-over-year revenue growth for the three months ended January 31, 2022. There is strong demand for automotive, semiconductor and general electronics measurement solutions, although revenue was moderated by the impact of supply chain constraints. The revenue growth was driven by continued investments in next-generation semiconductor and new mobility technologies coupled with improved macro conditions in the automotive market, partially offset by decline in general electronics measurement. Revenue grew across all regions for the three months ended January 31, 2022.
Gross Margin and Operating Margin

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
in millions, except margin data
Gross margin	62.6%	63.4%	(1) ppt
Research and development	$49	$48	3%
Selling, general and administrative	$70	$65	8%
Other operating expense (income), net	$(1)	$(1)	(39)%
Income from operations	$114	$96	19%
Operating margin	30.7%	29.4%	1 ppt
Gross margin for the three months ended January 31, 2022 decreased 1 percentage point compared to the same period last year, primarily driven by higher material costs, partially offset by higher revenue volume.
R&D expense for the three months ended January 31, 2022 increased 3 percent compared to the same period last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended January 31, 2022 increased 8 percent compared to the same period last year, primarily due to higher infrastructure-related costs and selling costs.
Other operating expense (income), net for the three months ended January 31, 2022 was income of $1 million compared to income of $1 million for the same period last year.
Operating margin for the three months ended January 31, 2022 increased 1 percentage point compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales, partially offset by gross margin decline.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Net cash provided by operating activities	$224	$295
Net cash used in investing activities	$(49)	$(124)
Net cash used in financing activities	$(247)	$(43)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding and other items impact reported cash flows.
Net cash provided by operating activities decreased $71 million during the three months ended January 31, 2022 compared to the same period last year.
•Net income for the three months ended January 31, 2022 increased $57 million compared to the same period last year. Non-cash adjustments to net income were lower by $18 million primarily due to a $32 million decrease in amortization, partially offset by a $7 million increase in share-based compensation expense, an $8 million increase in deferred tax expense and other non-cash adjustments.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $11 million during the first three months of fiscal 2022 compared to net cash used of $34 million in the comparable period last year, primarily due to higher collections, net of payments driven by higher revenue volume, as well as higher inventory due to the impact of supply chain constraints. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•The aggregate other movements in assets and liabilities used net cash of $121 million during the first three months of fiscal 2022 compared to net cash provided of $12 million in the comparable period last year, primarily due to higher variable compensation and other payroll-related payments, net of accruals, higher prepaid current assets driven by supply chain constraints, and lower cash inflow from deferred revenues compared to the same period last year.
Investing Activities
Net cash changes in investing activities primarily relate to investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities decreased $75 million during the three months ended January 31, 2022 compared to the same period last year. For the three months ended January 31, 2022, we used $7 million, net of cash acquired, for acquisition activity. For the three months ended January 31, 2021, we used $96 million, net of $11 million cash acquired, for the acquisition of Sanjole Inc. For the three months ended January 31, 2022 and 2021, investments in property, plant and equipment were $42 million and $28 million, respectively.

Financing Activities
Net cash changes in financing activities primarily relate to proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards and treasury stock repurchases.
Net cash used in financing activities increased $204 million during the three months ended January 31, 2022 compared to the same period last year, primarily due to higher treasury stock repurchases and payment of taxes related to net share settlement of equity awards.
Treasury Stock Repurchases
On November 18, 2021, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Part II Item 2 for additional information.
Debt

	January 31, 2022	October 31, 2021
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$750
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2022 and October 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility and senior notes during the three months ended January 31, 2022. See note 9, "Debt" for additional information.
Cash and cash requirements
Cash

	January 31, 2022	October 31, 2021
	(in millions)
Cash, cash equivalents and restricted cash	$1,992	$2,068
U.S.	$23	$427
Non U.S.	$1,969	$1,641
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
There were no material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
There were no material changes in our liabilities toward uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. We are unable to accurately predict when these will be realized or released.

However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months due to either the expiration of a statute of limitations or a tax audit settlement.
For the remainder of fiscal 2022, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $7 million to our non-U.S. defined benefit plans. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See note 10, "Retirement plans and post-retirement benefit plans."
Additionally, we expect capital spending to be between approximately $240 million and $260 million in fiscal 2022, with increasing capacity and technology investments.
As of January 31, 2022, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. There were no material changes during the three months ended January 31, 2022 to this information reported in the company’s 2021 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which is suspended and designated for remediation activities, including employment of a special compliance officer for three years. We have paid $1.1 million of the assessed amount as of January 31, 2022. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
Item 1A. Risk Factors
Risks, Uncertainties and Other Factors That May Affect Future Results
Risks Related to Our Business
Global health crises, such as the COVID-19 pandemic, have had an impact on our supply chain and could have a material impact on our global operations, our customers and vendors, which could adversely impact our business results and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce spread of the disease. Fluctuation in infection rates have continued, and the appearance of new and more easily transmitted variants of

COVID-19 have resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response.
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
The pandemic has led to global supply chain challenges, which have adversely impacted our ability to procure certain components and could impact our ability to manufacture products and cause delays in delivery of our solutions to our customers. Global shifts in customer demand and raw material supply due to COVID-19 could result in delayed or canceled orders and our customers’ reduced spending, reduced demand for products and solutions, and their inability to pay for products and solutions.
These factors could materially and negatively impact our business results, operations, revenue, growth and overall financial condition.
Uncertainty in general economic conditions may adversely affect our operating results and financial condition.
Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty, recession, depression or inflation may impact our business, resulting in:
•increased cost to manufacture products or deliver solutions;
•reduced customer purchasing power;
•reduced demand for our solutions, delays in the shipment of orders or increases in order cancellations;
•increased risk of excess and obsolete inventory;
•increased price pressure for our solutions and services; and
•greater risk of impairment to the value, and a detriment to the liquidity, of our future investment portfolio.
In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, volatility in capital markets, decreased liquidity, uncertain or destabilizing national election results in the U.S., Europe, and Asia, and negative changes or volatility in general economic conditions in the U.S., Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers, including distributors, due to economic volatility or negative changes could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
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
Because we sell our solutions worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including but not limited to:
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
•inadequate local infrastructure; and
•potential incidences of corruption and fraudulent business practices.
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
Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine and increasing tensions between China and Taiwan, could result in economic sanctions that could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in closure of facilities in sanctioned countries. In addition, international conflict could result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cyber attacks; and market instability, which could adversely impact our financial results.
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We are currently devoting significant resources to new technologies in the communications, automotive, battery, Internet of Things, and mobile industries. We are investing in R&D, developing relationships with customers and suppliers, and re-directing our corporate and operational resources to grow within these innovative technologies. Our income could be harmed if we fail to expand our customer base, if demand for our solutions is lower than we expect, or if our income related to the innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
Failure to adjust our purchases due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in the current economic climate affected by the global pandemic is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Additionally, the current disruption to the global supply chain has impacted our ability to purchase parts and components to meet increasing product demand, which has increased lead times, delayed shipments and could materially affect our results. We have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. The COVID-19 pandemic has further exacerbated these risks as suppliers are impacted by periodic surges in infection rates, possible shutdown orders, new safety restrictions, including government and customer vaccine mandates, and disruptions to the global supply chain. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
From time to time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Disputes and litigation regarding patents or other intellectual property are costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from business operations. A claim of intellectual property infringement could cause us to enter into a costly or restrictive license agreement (which may not be available under acceptable terms, or at all), require us to redesign certain of our solutions (which would be costly and time-consuming) and/or subject us to significant damages or an injunction against the development and sale of certain solutions or services. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will be available to us in the future on terms favorable to us or at all.
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
Our pending patent, copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage. In preparation for the separation and distribution, we applied for trademarks related to new global brand name in various jurisdictions worldwide. Any successful opposition to our applications in material jurisdictions could impose material costs on us or make it more difficult to protect our brand. Different jurisdictions vary widely in the level of protection and priority they give to trademark and other intellectual property rights.
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
Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, employee training and routine updates and modifications. Despite our efforts to create these security barriers, we may not be able to keep pace as new threats emerge and it is virtually impossible for us to entirely eliminate this risk. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that our efforts to reduce the risk of such attacks will be successful.
In addition, our IT systems may be susceptible to damage, disruptions, instability, or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, implementation of new operational systems or software or upgrades to existing systems and software, catastrophes, or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
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
Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel, including personnel joining our company through acquisitions. The markets in which we operate are dynamic, and we may need to respond with reorganizations, workforce reductions and site closures from time to time. We believe our pay levels are competitive within the regions that we operate. However, global labor shortages and increased global attrition have intensified competition for talent in most fields across the geographic areas in which we operate, and it may become more difficult to retain key employees. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as launching effective product innovations and meeting financial goals, and maintain or expand our business.
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
•new or expanded trade restrictions;
•general economic conditions;
•geopolitical conflicts; and
•other external factors.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2022.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2021 through November 30, 2021	17,825	$196.34	17,825	$1,196,500,196
December 1, 2021 through December 31, 2021	219,458	$200.10	219,458	$1,152,587,286
January 1, 2022 through January 31, 2022	891,450	$177.48	891,450	$994,374,152
Total	1,128,733		1,128,733

(1)	On November 18, 2021, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock, replacing the previously approved November 2020 program, under which $77 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	March 1, 2022	By:	/s/ Neil Dougherty
Neil Dougherty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 1, 2022	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)