Form 10-Q
period 2022-04-30
Keysight Technologies, Inc.
filed 2022-06-01
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at May 27, 2022 was 179,945,914.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Revenue:
Products	$1,112	$996	$2,142	$1,966
Services and other	239	225	459	435
Total revenue	1,351	1,221	2,601	2,401
Costs and expenses:
Cost of products	404	389	765	781
Cost of services and other	88	95	173	176
Total costs	492	484	938	957
Research and development	210	209	420	408
Selling, general and administrative	319	297	645	598
Other operating expense (income), net	3	(4)	—	(9)
Total costs and expenses	1,024	986	2,003	1,954
Income from operations	327	235	598	447
Interest income	1	—	2	1
Interest expense	(19)	(19)	(39)	(39)
Other income (expense), net	(2)	(8)	10	(6)
Income before taxes	307	208	571	403
Provision for income taxes	49	22	84	45
Net income	$258	$186	$487	$358

Net income per share:
Basic	$1.42	$1.01	$2.67	$1.93
Diluted	$1.41	$0.99	$2.65	$1.91

Weighted average shares used in computing net income per share:
Basic	181	185	182	185
Diluted	183	187	183	188

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Net income	$258	$186	$487	$358
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $(9), $(6), $(10) and $(11)	36	22	40	40
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(2)	—	(2)	—
Foreign currency translation, net of tax benefit (expense) of zero	(65)	(14)	(86)	17
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $2, $5, $4 and $10	8	17	16	31
Other comprehensive income (loss)	(23)	25	(32)	88
Total comprehensive income	$235	$211	$455	$446

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	April 30, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,886	$2,052
Accounts receivable, net	803	735
Inventory	810	777
Other current assets	387	270
Total current assets	3,886	3,834
Property, plant and equipment, net	664	650
Operating lease right-of-use assets	208	227
Goodwill	1,605	1,628
Other intangible assets, net	228	272
Long-term investments	81	70
Long-term deferred tax assets	673	711
Other assets	419	389
Total assets	$7,764	$7,781
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$313	$287
Employee compensation and benefits	318	355
Deferred revenue	538	478
Income and other taxes payable	52	74
Operating lease liabilities	40	41
Other accrued liabilities	99	74
Total current liabilities	1,360	1,309
Long-term debt	1,792	1,791
Retirement and post-retirement benefits	141	167
Long-term deferred revenue	196	187
Long-term operating lease liabilities	176	191
Other long-term liabilities	320	352
Total liabilities	3,985	3,997
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 198 million shares at April 30, 2022 and 197 million shares at October 31, 2021 issued	2	2
Treasury stock at cost; 18.1 million shares at April 30, 2022 and 15.1 million shares at October 31, 2021	(1,920)	(1,425)
Additional paid-in-capital	2,254	2,219
Retained earnings	3,917	3,430
Accumulated other comprehensive loss	(474)	(442)
Total stockholders' equity	3,779	3,784
Total liabilities and equity	$7,764	$7,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net income	$487	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59	57
Amortization	53	115
Share-based compensation	77	64
Deferred tax expense (benefit)	13	(18)
Excess and obsolete inventory-related charges	13	14
Loss on settlement of pension plan	—	16
Other non-cash expense (income), net	22	7
Changes in assets and liabilities:
Accounts receivable	(84)	(61)
Inventory	(54)	(23)
Accounts payable	31	18
Employee compensation and benefits	(41)	51
Deferred revenue	90	89
Income taxes payable	(26)	7
Retirement and post-retirement benefits	(14)	4
Other assets and liabilities	(104)	(1)
Net cash provided by operating activities	522	697

Cash flows from investing activities:
Investments in property, plant and equipment	(95)	(61)
Acquisition of businesses and intangible assets, net of cash acquired	(17)	(136)
Purchase of investments	(30)	—
Net cash used in investing activities	(142)	(197)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	31	29
Payment of taxes related to net share settlement of equity awards	(74)	(51)
Treasury stock repurchases	(484)	(240)
Payment of acquisition-related contingent consideration	—	(2)
Net cash used in financing activities	(527)	(264)

Effect of exchange rate movements	(21)	6

Net increase (decrease) in cash, cash equivalents, and restricted cash	(168)	242
Cash, cash equivalents, and restricted cash at beginning of period	2,068	1,767
Cash, cash equivalents, and restricted cash at end of period	$1,900	$2,009

Supplemental cash flow information:
Interest payments	$37	$37
Income tax paid, net	$122	$55
Investments in property, plant and equipment included in accounts payable	$19	$17
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 31, 2022	198,195	$2	$2,231	(16,223)	$(1,631)	$3,659	$(451)	$3,810
Net income	—	—	—	—	—	258	—	258
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(23)	(23)
Issuance of common stock	34	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	24	—	—	—	—	24
Repurchase of common stock	—	—	—	(1,878)	(289)	—	—	(289)
Balance as of April 30, 2022	198,229	$2	$2,254	(18,101)	$(1,920)	$3,917	$(474)	$3,779

Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$3,784
Net income	—	—	—	—	—	487	—	487
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(32)	(32)
Issuance of common stock	981	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(73)	—	—	—	—	(73)
Share-based compensation	—	—	77	—	—	—	—	77
Repurchase of common stock	—	—	—	(3,007)	(495)	—	—	(495)
Balance as of April 30, 2022	198,229	$2	$2,254	(18,101)	$(1,920)	$3,917	$(474)	$3,779

Balance as of January 31, 2021	196,854	$2	$2,134	(10,869)	$(772)	$2,708	$(536)	$3,536
Net income	—	—	—	—	—	186	—	186
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	25	25
Issuance of common stock	47	—	1	—	—	—	—	1
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	19	—	—	—	—	19
Repurchase of common stock	—	—	—	(1,592)	(220)	—	—	(220)
Balance as of April 30, 2021	196,901	$2	$2,152	(12,461)	$(992)	$2,894	$(511)	$3,545

Balance as of October 31, 2020	195,661	$2	$2,110	(10,732)	$(752)	$2,536	$(599)	$3,297
Net income	—	—	—	—	—	358	—	358
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	88	88
Issuance of common stock	1,240	—	29	—	—	—	—	29
Taxes related to net share settlement of equity awards	—	—	(51)	—	—	—	—	(51)
Share-based compensation	—	—	64	—	—	—	—	64
Repurchase of common stock	—	—	—	(1,729)	(240)	—	—	(240)
Balance as of April 30, 2021	196,901	$2	$2,152	(12,461)	$(992)	$2,894	$(511)	$3,545

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2022 and October 31, 2021, results of operations for the three and six months ended April 30, 2022 and 2021, and cash flows for the six months ended April 30, 2022 and 2021.
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

	Three Months Ended
	April 30,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$468	$95	$563	$409	$75	$484
Europe	131	87	218	126	73	199
Asia Pacific	364	206	570	342	196	538
Total revenue	$963	$388	$1,351	$877	$344	$1,221

End Market
Aerospace, Defense & Government	$291	$—	$291	$271	$—	$271
Commercial Communications	672	—	672	606	—	606
Electronic Industrial	—	388	388	—	344	344
Total revenue	$963	$388	$1,351	$877	$344	$1,221

Timing of Revenue Recognition
Revenue recognized at a point in time	$805	$335	$1,140	$731	$301	$1,032
Revenue recognized over time	158	53	211	146	43	189
Total revenue	$963	$388	$1,351	$877	$344	$1,221

	Six Months Ended
	April 30,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$872	$174	$1,046	$810	$142	$952
Europe	274	170	444	258	143	401
Asia Pacific	695	416	1,111	661	387	1,048
Total revenue	$1,841	$760	$2,601	$1,729	$672	$2,401

End Market
Aerospace, Defense & Government	$585	$—	$585	$565	$—	$565
Commercial Communications	1,256	—	1,256	1,164	—	1,164
Electronic Industrial	—	760	760	—	672	672
Total revenue	$1,841	$760	$2,601	$1,729	$672	$2,401

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,535	$657	$2,192	$1,443	$585	$2,028
Revenue recognized over time	306	103	409	286	87	373
Total revenue	$1,841	$760	$2,601	$1,729	$672	$2,401
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

Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $74 million and $84 million as of April 30, 2022 and October 31, 2021, respectively, and is included in "accounts receivables, net" and "other assets" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $37 million and $39 million as of April 30, 2022 and October 31, 2021, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $23 million and $45 million for the three and six months ended April 30, 2022, respectively, and $20 million and $38 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Six Months Ended
April 30,
2022
(in millions)
Balance at October 31	$665
Deferral of revenue billed in current period, net of recognition	424
Revenue recognized that was deferred as of the beginning of the period	(337)
Foreign currency translation impact	(18)
Balance at April 30	$734
Of the $337 million of revenue recognized in the six months ended April 30, 2022 that was deferred as of the beginning of the period, approximately $129 million was recognized in the three months ended April 30, 2022.
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $407 million as of April 30, 2022, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of April 30, 2022, we expect to fulfill 28 percent of these unsatisfied performance obligations during the remainder of 2022, 39 percent during 2023, and 33 percent thereafter.
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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Cost of products and services	$6	$6	$14	$13
Research and development	5	4	16	13
Selling, general and administrative	15	12	47	39
Total share-based compensation expense	$26	$22	$77	$65
4.    INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
in millions, except percentages
Income before taxes	$307	$208	$571	$403
Provision for income taxes	$49	$22	$84	$45
Effective tax rate	16.1%	10.7%	14.8%	11.1%
The income tax expense for the three and six months ended April 30, 2022 was higher compared to the same periods last year, primarily due to an increase in income before taxes and a decrease in discrete tax benefits.
The income tax expense for the three and six months ended April 30, 2022 included a net discrete benefit of $1 million and $9 million, respectively. The income tax expense for the three and six months ended April 30, 2021 included a net discrete benefit of $10 million and $21 million, respectively. The discrete tax benefit for the three months ended April 30, 2021 included the impact of one-time integration activities for acquired entities that did not reoccur in the three months ended April 30, 2022. The decrease in discrete tax benefit for the six months ended April 30, 2022 is due to the impact of the one-time integration activities for acquired entities and the one-time benefit from U.S. state R&D credits recorded in the six months ended April 30, 2021 that did not reoccur in the six months ended April 30, 2022, partially offset by an increase in discrete benefit from stock compensation in the six months ended April 30, 2022.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. The impact of the tax incentives decreased the income tax provision by $39 million and $24 million for the six months ended April 30, 2022 and 2021, respectively. The increase in tax benefit for the six months ended April 30, 2022 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2022.
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
At this time, management believes that it is reasonably possible that the balance of unrecognized tax benefits will decrease by approximately $34 million in the next twelve months, which, if realized, will result in a benefit to the effective tax rate. This potential decrease is expected to arise from the anticipated conclusion of corporate income tax examinations as well as the lapse of statutes of limitations in various jurisdictions for tax years that include uncertain corporate income tax positions. The outcome of corporate income tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. If this were to occur, it could have an impact on our effective tax rate in the period in which such examinations are resolved.
5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
in millions, except per-share amounts
Net income	$258	$186	$487	$358
Basic weighted-average shares	181	185	182	185
Potential common shares— stock options and other employee stock plans	2	2	1	3
Diluted weighted-average shares	183	187	183	188
Net income per share - basic	$1.42	$1.01	$2.67	$1.93
Net income per share - diluted	$1.41	$0.99	$2.65	$1.91
Diluted shares outstanding include the dilutive effect of in-the-money options and non-vested RSUs. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of April 30, 2022 and October 31, 2021 and the activity for the six months ended April 30, 2022 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2021	$1,069	$559	$1,628
Foreign currency translation impact	(29)	(5)	(34)
Goodwill arising from acquisitions	9	2	11
Goodwill at April 30, 2022	$1,049	$556	$1,605
As of April 30, 2022 and October 31, 2021, accumulated impairment losses on goodwill was $709 million.
Other intangible assets as of April 30, 2022 and October 31, 2021 consisted of the following:

	April 30, 2022			October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$976	$890	$86	$969	$866	$103
Backlog	17	17	—	17	17	—
Trademark/Tradename	36	30	6	36	28	8
Customer relationships	390	261	129	389	235	154
Total amortizable intangible assets	1,419	1,198	221	1,411	1,146	265
In-Process R&D	7	—	7	7	—	7
Total	$1,426	$1,198	$228	$1,418	$1,146	$272
During the six months ended April 30, 2022, we used $17 million, net of cash acquired, for acquisition activity and recognized goodwill and other intangible assets of $11 million and $9 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the six months ended April 30, 2022.

During the six months ended April 30, 2022, other intangible assets decreased $1 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $26 million and $52 million for the three and six months ended April 30, 2022, respectively. Amortization of other intangible assets was $56 million and $114 million for the three and six months ended April 30, 2021, respectively.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2022 (remainder)	$50
2023	$80
2024	$40
2025	$23
2026	$12
Thereafter	$16
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2022 and October 31, 2021 were as follows:

	Fair Value Measurements at
	April 30, 2022					October 31, 2021
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,103	$1,103	$—	$—	$—	$1,296	$1,296	$—	$—	$—
Derivative instruments (foreign exchange contracts)	23	—	23	—	—	6	—	6	—	—
Long-term
Derivative instruments (interest rate swaps)	96	—	96	—	—	48	—	48	—	—
Equity investments	71	71	—	—	—	60	60	—	—	—
Equity investments - other	9	—	—	—	9	10	—	—	—	10
Total assets measured at fair value	$1,302	$1,174	$119	$—	$9	$1,420	$1,356	$54	$—	$10
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$14	$—	$14	$—	$—	$4	$—	$4	$—	$—
Long-term
Deferred compensation liability	22	—	22	—	—	24	—	24	—	—
Total liabilities measured at fair value	$36	$—	$36	$—	$—	$28	$—	$28	$—	$—
During the three and six months ended April 30, 2022, we made an equity investment of $30 million. The changes in fair value of the equity investment are recorded within "other income (expense), net" in the condensed consolidated statement of operations.
Net realized gains (losses) on sale of our equity investments were zero for both the three and six months ended April 30, 2022 and 2021. Net unrealized losses on our equity investments were $12 million and $16 million for the three and six months ended April 30, 2022, respectively. Net unrealized gains on our equity investments were $3 million and $1 million for the three and six months ended April 30, 2021, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
For the three and six months ended April 30, 2022, our held and used long-lived assets in Russia with a carrying amount of $3 million were written down to a fair value of zero, resulting in an impairment of $3 million on assets that are expected to generate zero cash flows in the future.
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
The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 222 and 67, respectively, as of April 30, 2022. The aggregated notional amounts by currency and designation as of April 30, 2022 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$33	$38
British Pound	24	(96)
Singapore Dollar	25	16
Malaysian Ringgit	99	14
Japanese Yen	(128)	(83)
Other currencies	18	(9)
Total	$71	$(120)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of April 30, 2022 and October 31, 2021 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2022	October 31, 2021	Balance Sheet Location	April 30, 2022	October 31, 2021
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$13	$5	Other accrued liabilities	$9	$1
Interest rate swap contracts:
Other assets	96	48

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	10	1	Other accrued liabilities	5	3
Total derivatives	$119	$54		$14	$4

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$40	$27	$48	$48
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$5	$1	$2	$3
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$3	$(1)	$4	$(2)
Selling, general and administrative	$(1)	$1	$(2)	$2
Amount excluded from effectiveness testing recognized in earnings based on amortization approach:
Selling, general and administrative	$1	$—	$1	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Cost of products	$—	$—	$—	$1
Other income (expense), net	$10	$1	$13	$(3)
The estimated amount at April 30, 2022 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $3 million.
9.    DEBT
The following table summarizes the components of our long-term debt:

	April 30, 2022	October 31, 2021
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $1)	$599	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $3 and $4)	697	696
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,792	$1,791
Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2022 and October 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2022.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2022 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. We were in compliance with the covenants of our senior notes during the six months ended April 30, 2022.

As of April 30, 2022 and October 31, 2021, we had $39 million and $40 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeded the carrying value less debt issuance costs by approximately $20 million and $178 million as of April 30, 2022 and October 31, 2021, respectively.
10.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2022 and 2021, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	April 30,
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$6	$6	$4	$3	$—	$—
Interest cost on benefit obligation	6	6	4	4	1	1
Expected return on plan assets	(15)	(13)	(15)	(19)	(3)	(3)
Amortization of net actuarial loss	2	6	6	11	1	2
Settlement loss	—	—	—	16	—	—
Net periodic benefit cost (benefit)	$(1)	$5	$(1)	$15	$(1)	$—

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended
	April 30,
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$12	$12	$7	$7	$—	$—
Interest cost on benefit obligation	$12	11	8	8	2	2
Expected return on plan assets	$(30)	(26)	(30)	(39)	(7)	(6)
Amortization of net actuarial loss	$5	12	12	21	1	5
Settlement loss	—	—	—	16	—	—
Net periodic benefit cost (benefit)	$(1)	$9	$(3)	$13	$(4)	$1
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
In March 2021, we substantially transferred the assets and obligations of our Netherlands defined benefit plan (“The Netherlands DB plan”) to an insurance company. The partial settlement resulted in a loss of $16 million which is included in other operating expense (income) in the condensed consolidated statement of operations. We received a net refund of $3 million due to the partial settlement of the Netherlands DB plan.
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and six months ended April 30, 2022 and 2021. We contributed $1 million and $4 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2022. We contributed $2 million and $5 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2021, respectively.
For the remainder of 2022, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $5 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

11.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	April 30, 2022	October 31, 2021
	(in millions)
Cash and cash equivalents	$1,886	$2,052
Restricted cash included in other assets	14	16
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,900	$2,068
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	April 30, 2022	October 31, 2021
	(in millions)
Finished goods	$306	$329
Purchased parts and fabricated assemblies	504	448
Total inventory	$810	$777
The increase in inventory for the six months ended April 30, 2022, was primarily driven by higher material costs and incremental stock build-up to secure supply in the current supply-constrained environment.
Property, plant and equipment

	April 30, 2022	October 31, 2021
	(in millions)
Land	$54	$61
Buildings and leasehold improvements	801	785
Machinery and equipment	1,348	1,328
Total property, plant and equipment	2,203	2,174
Accumulated depreciation of property, plant and equipment	(1,539)	(1,524)
Property, plant and equipment, net	$664	$650
The increase in property, plant and equipment, net, for the six months ended April 30, 2022, was primarily driven by increased capital spending for capacity and technology investments. Depreciation expense was $59 million and $57 million for the six months ended April 30, 2022 and 2021, respectively.
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating lease cost	$12	$13	$25	$26
Variable lease cost	$4	$5	$8	$10
Supplemental cash flow information related to our operating leases was as follows:

	Six Months Ended
	April 30,
	2022	2021
	(in millions)
Cash payment for operating leases	$24	$27
ROU assets obtained in exchange for operating lease obligations	$11	$70

The decrease in ROU assets obtained in exchange for operating lease obligations was primarily driven by reassessment of a lease term in the prior year triggered by significant leasehold improvements.
As of April 30, 2022, we have additional operating leases, primarily for real estate, that have not yet commenced of $17 million. These operating leases will commence in the remainder of fiscal year 2022 and fiscal year 2023 with lease terms of up to 15 years.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2022	2021
	(in millions)
Beginning balance	$34	$33
Accruals for warranties, including change in estimates	11	15
Settlements made during the period	(12)	(14)
Ending balance	$33	$34

Accruals for warranties due within one year	$19	$21
Accruals for warranties due after one year	14	13
Ending balance	$33	$34
12.    COMMITMENTS AND CONTINGENCIES
Commitments
Our non-cancellable commitments to contract manufacturers and suppliers increased to $518 million as of April 30, 2022 from $444 million as of October 31, 2021, driven by higher revenue, advance purchase orders to secure capacity for critical parts due to global supply shortages and higher material costs. During the six months ended April 30, 2022, there were no other material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which is suspended and designated for remediation activities, including employment of a special compliance officer for three years. We have paid $1.1 million of the assessed amount as of April 30, 2022. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license, which expired on December 31, 2021, are the primary subject of pending arbitration. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and are alleged to infringe Centripetal patents. We deny the allegations and intend to aggressively defend each case. Although we do not currently believe that these or other matters are reasonably possible of having a material impact on our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. Management’s expectations, if proved to be incorrect, could impact our results in a financial period.

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
For the six months ended April 30, 2022, we repurchased 3,006,809 shares of common stock for $495 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method. There were $11 million stock repurchases pending settlement as of April, 30 2022, which is included in other accrued liabilities in our condensed consolidated balance sheet. For the six months ended April 30, 2021, we repurchased 1,728,800 shares of common stock for $240 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2022 and 2021 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of January 31, 2022	$(41)	$(448)	$(6)	$44	$(451)
Other comprehensive income (loss) before reclassifications	(65)	—	—	45	(20)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	10	—	(2)	8
Tax benefit (expense)	—	(2)	—	(9)	(11)
Other comprehensive income (loss)	(65)	8	—	34	(23)
As of April 30, 2022	$(106)	$(440)	$(6)	$78	$(474)

As of October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Other comprehensive income (loss) before reclassifications	(86)	—	—	50	(36)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	20	—	(2)	18
Tax benefit (expense)	—	(4)	—	(10)	(14)
Other comprehensive income (loss)	(86)	16	—	38	(32)
As of April 30, 2022	$(106)	$(440)	$(6)	$78	$(474)

As of January 31, 2021	$21	$(586)	$(5)	$34	$(536)
Other comprehensive income (loss) before reclassifications	(14)	(14)	—	28	—
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	36	—	—	36
Tax benefit (expense)	—	(5)	—	(6)	(11)
Other comprehensive income (loss)	(14)	17	—	22	25
As of April 30, 2021	$7	$(569)	$(5)	$56	$(511)

As of October 31, 2020	$(10)	$(600)	$(5)	$16	$(599)
Other comprehensive income (loss) before reclassifications	17	(14)	—	51	54
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	55	—	—	55
Tax benefit (expense)	—	(10)	—	(11)	(21)
Other comprehensive income (loss)	17	31	—	40	88
As of April 30, 2021	$7	$(569)	$(5)	$56	$(511)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2022 and 2021 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Unrealized gain (loss) on derivatives	$3	$(1)	$4	$(2)	Cost of products
	(1)	1	(2)	2	Selling, general and administrative
	—	—	—	—	Benefit (provision) for income tax
	2	—	2	—	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(10)	(36)	(20)	(55)
	2	9	4	14	Benefit (provision) for income tax
	(8)	(27)	(16)	(41)	Net of income tax

Total reclassifications for the period	$(6)	$(27)	$(14)	$(41)
An amount in parentheses indicates a reduction to income and an increase to accumulated other comprehensive loss.
Reclassifications of prior service benefit and actuarial net loss related to retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 10, "Retirement Plans and Post-Retirement Benefit Plans").
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

	Three Months Ended
	April 30,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$963	$388	$1,351	$877	$344	$1,221
Segment income from operations	$271	$118	$389	$222	$98	$320

	Six Months Ended
	April 30,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$1,841	$760	$2,601	$1,729	$672	$2,401
Segment income from operations	$508	$232	$740	$446	$194	$640

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Total reportable operating segments' income from operations	$389	$320	$740	$640
Share-based compensation	(26)	(22)	(77)	(65)
Amortization of acquisition-related balances	(26)	(56)	(52)	(114)
Acquisition and integration costs	(2)	(3)	(5)	(6)
Restructuring and others	(8)	(4)	(8)	(8)
Income from operations, as reported	327	235	598	447
Interest income	1	—	2	1
Interest expense	(19)	(19)	(39)	(39)
Other income (expense), net	(2)	(8)	10	(6)
Income before taxes, as reported	$307	$208	$571	$403
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, increasing geopolitical tension in regions outside of the U.S., including the conflict between Russia and Ukraine, the impact of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, the impact of new and ongoing litigation, continued impacts to the supply chain, impacts related to endemic and pandemic conditions, net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, increases in attrition and our ability to retain key personnel, and our estimated or anticipated future results of operations that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Supply chain disruptions and the challenging geopolitical and macro-economic environment
Our global operations have been affected by many headwinds, including the pandemic, ongoing global supply chain disruptions, market volatility, increased geopolitical tensions, including the conflict between Russia and Ukraine, and inflationary pressures. These headwinds, specifically the supply chain disruptions, have adversely impacted our ability to procure certain components, which in some cases is impacting our ability to manufacture products, causing delays in delivery of our solutions to our customers and higher material procurement costs. We have been able to navigate through this environment on the strength of our strong portfolio and global teams application of the Keysight Leadership Model, which enables us to deliver consistent value to our customers.
In February 2022, the U.S. imposed economic sanctions and other restrictions on Russia following its invasion of Ukraine. As a result, we have suspended our operations in Russia. Our business in Russia was not material to our results and accounted for approximately 1 percent of total revenue for the fiscal year ended October 31, 2021.
For discussion of risks related to supply chain, geopolitical and macro-economic environment related challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and six months ended April 30, 2022 and 2021
Total orders for the three and six months ended April 30, 2022 were $1,458 million and $2,953 million, respectively, an increase of 9 percent and 16 percent compared to the same periods last year. For the three months ended April 30, 2022, orders grew in Asia Pacific and the Americas, partially offset by a decline in Europe primarily due to Russia cancellations. For the six months ended April 30, 2022, orders grew across all regions. Foreign currency movements had an unfavorable impact of 1 percentage point on year-over-year order growth for both the three and six months ended April 30, 2022. Orders associated with acquisitions had an immaterial impact on the year-over-year order growth for both the three and six months ended April 30, 2022.
Revenue for the three and six months ended April 30, 2022 was $1,351 million and $2,601 million, respectively, an increase of 11 percent and 8 percent compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an unfavorable impact of 2 percentage points and 1 percentage point, respectively, on the year-over-year revenue growth. Revenue associated with acquisitions had an immaterial impact on the year-over-year revenue growth for both the three and six months ended April 30, 2022. For the three and six months ended April 30, 2022, revenue for both the Communications Solutions Group and the Electronic Industrial Solutions Group increased year-over-year driven by strength in all end markets and regions. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 71 percent and 29 percent, respectively, of total revenue for both the three and six months ended April 30, 2022.
Net income for the three and six months ended April 30, 2022 was $258 million and $487 million, respectively, compared to $186 million and $358 million, respectively, for the same periods last year. The increase in net income for the three and six months ended April 30, 2022 was primarily driven by higher revenue volume, lower amortization of acquisition-related balances, lower variable people-related costs and favorable mix, partially offset by increases in selling, general and administrative, income tax and R&D expenses.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies, such as 5G/6G, next-generation automotive, internet of things ("IoT") and defense modernization, which are still in the early market stages. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, endemic and pandemic conditions, and the related global supply chain challenges and increasing geopolitical tension in regions outside of the U.S., including the conflict between Russia and Ukraine. We remain confident in our long-term secular market growth trends and the strength of our operating model.
Critical Accounting Policies and Estimates
Effective November 1, 2021, we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers that requires entities to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements. See Note 1, "Overview and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for further details. There were no other material changes during the three and six months ended April 30, 2022 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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
Results from Operations - Three and six months ended April 30, 2022 and 2021
A summary of our results is as follows:

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
in millions, except margin data
Revenue	$1,351	$1,221	$2,601	$2,401	11%	8%
Gross margin	63.6%	60.4%	63.9%	60.1%	3 ppts	4 ppts
Research and development	$210	$209	$420	$408	1%	3%
Percentage of revenue	16%	17%	16%	17%	(1) ppt	(1) ppt
Selling, general and administrative	$319	$297	$645	$598	7%	8%
Percentage of revenue	24%	24%	25%	25%	—	—
Other operating expense (income), net	$3	$(4)	$—	$(9)	—	—
Income from operations	$327	$235	$598	$447	39%	34%
Operating margin	24.2%	19.3%	23.0%	18.6%	5 ppts	4 ppts
Interest income	$1	$—	$2	$1	—	63%
Interest expense	$(19)	$(19)	$(39)	$(39)	—	—
Other income (expense), net	$(2)	$(8)	$10	$(6)	(75)%	—
Income before taxes	$307	$208	$571	$403	47%	42%
Provision for income taxes	$49	$22	$84	$45	123%	88%
Net income	$258	$186	$487	$358	38%	36%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percent change in revenue for the three and six months ended April 30, 2022 by geographic region and the impact of foreign currency movements as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Six Months Ended
	April 30, 2022		April 30, 2022
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	16%	—	10%	—
Europe	9%	(2.9)%	11%	(1.9)%
Asia Pacific	6%	(2.6)%	6%	(2.3)%
Total revenue	11%	(1.6)%	8%	(1.3)%
Gross Margin, Operating Margin and Income before taxes
Gross margin for the three and six months ended April 30, 2022 increased 3 percentage points and 4 percentage points, respectively, compared to the same periods last year, primarily driven by lower amortization of acquisition-related balances, favorable mix, lower variable people-related costs and higher revenue volume, partially offset by higher material costs.
R&D expense for the three and six months ended April 30, 2022 increased 1 percent and 3 percent, respectively, compared to the same periods last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs. As a percentage of revenue, R&D expense was 16 percent for both the three and six months ended April 30, 2022, as compared to 17 percent for the same periods last year.
Selling, general and administrative expense for the three and six months ended April 30, 2022 increased 7 percent and 8 percent, respectively, compared to the same periods last year, primarily driven by higher investments in sales resources, infrastructure-related, marketing and travel-related costs and incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Other operating expense (income), net for the three and six months ended April 30, 2022 was expense of $3 million and zero, respectively, compared to income of $4 million and $9 million for the same periods last year. The increase in other operating expense (income), net for both three and six months ended April 30, 2022 was primarily driven by asset impairment charges related to suspension of our Russia operations.
Operating margin for the three and six months ended April 30, 2022 increased 5 percentage points and 4 percentage points, respectively, compared to the same periods last year, primarily driven by gross margin gains and lower operating expenses as a percentage of sales.
Interest income for the three and six months ended April 30, 2022 was $1 million and $2 million, respectively, as compared to zero and $1 million, respectively, for the comparable periods last year and primarily relates to interest earned on our cash balances. Interest expense for both the three and six months ended April 30, 2022 and 2021 was $19 million and $39 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense), net for the three and six months ended April 30, 2022 was an expense of $2 million and income of $10 million, respectively, compared to an expense of $8 million and $6 million, respectively, for the same periods last year and primarily includes income related to our defined benefit and post-retirement benefit plans and the change in fair value of our equity investments. The increase in net other income for the six months ended April 30 2022 compared to the same period last year was primarily due to a prior-period loss on a partial settlement of a non-U.S. pension plan, lower amortization of net actuarial losses, partially offset by change in fair value of our equity investments and currency loss.
As of April 30, 2022, our headcount was approximately 14,500 compared to approximately 14,000 at April 30, 2021.

Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
in millions, except percentages
Income before taxes	$307	$208	$571	$403
Provision for income taxes	$49	$22	$84	$45
Effective tax rate	16.1%	10.7%	14.8%	11.1%
The income tax expense for the three and six months ended April 30, 2022 was higher compared to the same periods last year, primarily due to an increase in income before taxes and a decrease in discrete tax benefits.
The income tax expense for the three and six months ended April 30, 2022 included a net discrete benefit of $1 million and $9 million, respectively. The income tax expense for the three and six months ended April 30, 2021 included a net discrete benefit of $10 million and $21 million, respectively. The discrete tax benefit for the three months ended April 30, 2021 included the impact of one-time integration activities for acquired entities that did not reoccur in the three months ended April 30, 2022. The decrease in discrete tax benefit for the six months ended April 30, 2022 is due to the impact of the one-time integration activities for acquired entities and the one-time benefit from U.S. state R&D credits recorded in the six months ended April 30, 2021 that did not reoccur in the six months ended April 30, 2022, partially offset by an increase in discrete benefit from stock compensation in the six months ended April 30, 2022.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. The impact of the tax incentives decreased the income tax provision by $39 million and $24 million for the six months ended April 30, 2022 and 2021, respectively. The increase in tax benefit for the six months ended April 30, 2022 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2022.
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
At this time, management believes that it is reasonably possible that the balance of unrecognized tax benefits will decrease by approximately $34 million in the next twelve months, which, if realized, will result in a benefit to the effective tax rate. This potential decrease is expected to arise from the anticipated conclusion of corporate income tax examinations as well as the lapse of statutes of limitations in various jurisdictions for tax years that include uncertain corporate income tax positions. The outcome of corporate income tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. If this were to occur, it could have an impact on our effective tax rate in the period in which such examinations are resolved.
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
Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
in millions
Total revenue	$963	$877	$1,841	$1,729	10%	6%
The Communications Solutions Group revenue for the three and six months ended April 30, 2022 increased 10 percent and 6 percent, respectively, when compared to the same periods last year. Revenue grew in both the commercial communications and the aerospace, defense and government end markets. Foreign currency movements had an unfavorable impact of 1 percentage point on year-over-year revenue growth for both the three and six months ended April 30, 2022. For both the three and six months ended April 30, 2022, revenue grew across all regions.
The commercial communications end market revenue for the three and six months ended April 30, 2022 increased 11 percent and 8 percent, respectively, year-over-year, and represented 70 percent and 68 percent, respectively, of the total Communications Solutions Group revenue. The revenue growth was driven by strong market demand across the communications ecosystem. Revenue grew across all the regions for both the three and six months ended April 30, 2022. We continue to see ongoing investments in 5G and other wireless and wired communications technologies, fueled by new standards and the redesign of every aspect of communications systems, including wireless access, infrastructure, wireline technologies, data centers and the cloud.
The aerospace, defense and government end market revenue for the three and six months ended April 30, 2022 increased 7 percent and 4 percent, respectively year-over-year, and represented 30 percent and 32 percent, respectively, of the total Communications Solutions Group revenue. For the three months ended April 30, 2022, revenue grew across the Americas and Europe, while Asia Pacific was flat. For the six months ended April 30, 2022, revenue growth in Asia Pacific and Europe was partially offset by a slight decline in the Americas. The revenue growth was driven by strong customer demand and continued investment in signal monitoring, cyber, space, satellite and new commercial technologies like 5G and early 6G research applications, partially offset by the impact of supply chain constraints.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
in millions, except margin data
Gross margin	66.2%	64.7%	66.7%	64.7%	2 ppts	2 ppts
Research and development	$154	$150	$303	$293	2%	3%
Selling, general and administrative	$215	$197	$422	$385	9%	10%
Other operating expense (income), net	$(3)	$(3)	$(5)	$(7)	—	(27)%
Income from operations	$271	$222	$508	$446	22%	14%
Operating margin	28.2%	25.4%	27.6%	25.8%	3 ppts	2 ppts
Gross margin for both the three and six months ended April 30, 2022 increased 2 percentage points as compared to the same periods last year, primarily driven by favorable mix, lower variable people-related costs and higher revenue volume, partially offset by higher material costs.
R&D expense for the three and six months ended April 30, 2022 increased 2 percent and 3 percent, respectively, compared to the same periods last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Selling, general and administrative expense for the three and six months ended April 30, 2022 increased 9 percent and 10 percent, respectively, compared to the same periods last year, primarily driven by higher investments in sales resources, higher infrastructure-related, marketing and travel-related costs, and incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Other operating expense (income), net for the three and six months ended April 30, 2022 was income of $3 million and $5 million, respectively, compared to income of $3 million and $7 million, respectively, for the same periods last year.
Operating margin for the three months ended April 30, 2022 increased 3 percentage points, compared to the same period last year, primarily driven by gross margin gains and lower operating expenses as a percentage of sales. Operating margin for the six months ended April 30,2022 increased 2 percentage points, compared to the same period last year, primarily driven by gross margin gains.
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
Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
in millions
Total revenue	$388	$344	$760	$672	13%	13%
The Electronic Industrial Solutions Group revenue for both the three and six months ended April 30, 2022 increased 13 percent compared to the same periods last year. Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year revenue growth for both the three and six months ended April 30, 2022. The revenue growth was driven by continued investments in next-generation semiconductor and new mobility technologies coupled with improved macro conditions in the automotive market. Revenue grew across all regions for both the three and six months ended April 30, 2022.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
in millions, except margin data
Gross margin	62.0%	64.0%	62.3%	63.7%	(2) ppts	(1) ppt
Research and development	$52	$53	$101	$101	(3)%	—
Selling, general and administrative	$73	$70	$143	$135	3%	5%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	—	—
Income from operations	$118	$98	$232	$194	20%	20%
Operating margin	30.3%	28.4%	30.5%	28.9%	2 ppts	2 ppts
Gross margin for the three and six months ended April 30, 2022 decreased 2 percentage points and 1 percentage point, respectively, compared to the same periods last year, primarily driven by higher material costs, partially offset by higher revenue volume and lower variable people-related costs.
R&D expense for the three months ended April 30, 2022 decreased 3 percent compared to the same period last year, primarily driven by lower variable people-related costs, partially offset by greater investments in key growth opportunities in our end markets and leading-edge technologies. R&D expense for the six months ended April 30, 2022 was flat compared to the same period last year, primarily driven by lower variable people-related costs offset by greater investments in key growth opportunities in our end markets and leading-edge technologies.

Selling, general and administrative expense for the three and six months ended April 30, 2022 increased 3 percent and 5 percent, respectively, compared to the same periods last year, primarily due to higher investments in sales resources and higher infrastructure and marketing-related costs, partially offset by lower variable and other people-related costs.
Other operating expense (income), net for both the three and six months ended April 30, 2022 and 2021 was income of $1 million and $2 million, respectively.
Operating margin for both the three and six months ended April 30, 2022 increased 2 percentage points compared to the same periods last year, primarily driven by lower operating expenses as a percentage of sales, partially offset by gross margin declines.
Financial Condition
Liquidity and Capital Resources
Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Under certain circumstances, U.S. and local government regulations may limit our ability to move cash balances to meet cash needs.
Overview of Cash Flows
Our key cash flow activities were as follows:

	Six Months Ended
	April 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$522	$697
Net cash used in investing activities	$(142)	$(197)
Net cash used in financing activities	$(527)	$(264)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding and other items impact reported cash flows.
Net cash provided by operating activities decreased $175 million during the six months ended April 30, 2022 compared to the same period last year.
•Net income for the six months ended April 30, 2022 increased $129 million compared to the same period last year. Non-cash adjustments to net income were lower by $18 million primarily due to a $62 million decrease in amortization expense and a prior-period loss of $16 million on a partial settlement of a non-U.S. pension plan, partially offset by a $31 million increase in deferred tax expense, a $13 million increase in share-based compensation expense and a $16 million increase in other non-cash adjustments, which was primarily driven by an increase in unrealized loss on equity investments and asset impairment charges related to suspension of our Russia operations.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $107 million during the first six months of fiscal 2022 compared to net cash used of $66 million in the same period last year, primarily due to higher inventory driven by higher material procurement costs and incremental stock build-up to secure supply, higher revenue volume, net of collections and payments. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Other movements in assets and liabilities used net cash of $95 million during the first six months of fiscal 2022 compared to net cash provided of $150 million in the same period last year, primarily due to higher variable compensation and other payroll-related payments, net of accruals, higher income tax payments and higher prepaid inventory deposits driven by supply chain constraints.

Investing Activities
Net cash changes in investing activities primarily relate to investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities decreased $55 million during the six months ended April 30, 2022 compared to the same period last year. For the six months ended April 30, 2022, we used $17 million, net of cash acquired, for acquisition activity. For the six months ended April 30, 2021, we used $102 million, net of $11 million cash acquired, for the acquisition of Sanjole Inc. and an additional $34 million, net, for other acquisition activity. For the six months ended April 30, 2022 and 2021, investments in property, plant and equipment were $95 million and $61 million, respectively. For the six months ended April 30, 2022, we used $30 million for purchase of an equity investment.
Financing Activities
Net cash changes in financing activities primarily relate to proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards and treasury stock repurchases.
Net cash used in financing activities increased $263 million during the six months ended April 30, 2022 compared to the same period last year, primarily due to higher treasury stock repurchases and payment of taxes related to net share settlement of equity awards.
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
Debt

	April 30, 2022	October 31, 2021
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$750
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of April 30, 2022 and October 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility and senior notes during the six months ended April 30, 2022. See note 9, "Debt" for additional information.
Cash and cash requirements
Cash

	April 30, 2022	October 31, 2021
	(in millions)
Cash, cash equivalents and restricted cash	$1,900	$2,068
U.S.	$376	$427
Non U.S.	$1,524	$1,641
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
Our non-cancellable commitments to contract manufacturers and suppliers increased to $518 million as of April 30, 2022 from $444 million as of October 31, 2021, driven by higher revenue, advance purchase orders to secure capacity for critical parts due to global supply shortages and higher material costs. There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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
For the remainder of fiscal 2022, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $5 million to our non-U.S. defined benefit plans. The ultimate amounts we will contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See note 10, "Retirement plans and post-retirement benefit plans."
Additionally, we expect capital spending to be between approximately $240 million and $260 million in fiscal 2022, with increasing capacity and technology investments.
As of April 30, 2022, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. There were no material changes during the six months ended April 30, 2022 to this information reported in the company’s 2021 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which is suspended and designated for remediation activities, including employment of a special compliance officer for three years. We have paid $1.1 million of the assessed amount as of April 30, 2022. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business. In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license, which expired on December 31, 2021, are the primary subject of pending arbitration. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and are alleged to infringe Centripetal patents. We deny the allegations and intend to aggressively defend each case. Although we do not currently believe that these or other matters are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. Management’s expectations, if proved to be incorrect, could impact our results in a financial period.
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
The uncertain duration and severity of the pandemic caused by COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks of the virus and its variants or potential outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, where available, could cause disruptions to our operations or those of our suppliers, customers or vendors. Outbreaks causing new or renewed government orders could impact the availability of our employees or other workers or could lead to attrition of key employees, which could further impact our ability to manufacture, ship or deliver products and solutions to customers. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to collaborate globally with customers, suppliers, and internal colleagues.
The pandemic has led to global supply chain challenges, which have adversely impacted our ability to procure certain components and could impact our ability to manufacture products and cause delays in delivery of our solutions to our customers. Global shifts in customer demand and raw material supply could result in delayed or canceled orders and our customers’ reduced spending, reduced demand for products and solutions, and their inability to pay for products and solutions.
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
In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, reduced access to credit, increased interest rates, volatility in capital markets, decreased liquidity, uncertain or destabilizing national election results in the U.S., Europe, and Asia, and negative changes or volatility in general economic conditions in the U.S., Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers, including distributors, due to economic volatility or negative changes could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.

Our operating results and financial condition could be harmed if the markets into which we sell our solutions decline or do not grow as anticipated.
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by increased geopolitical tensions, including the conflict between Russia and Ukraine, the impact of inflation and the continuing impact of the global pandemic, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our solutions and services. The current global supply chain constraints could impact our markets and harm our business. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
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
In addition to the above, our customers and suppliers have become subject to U.S. export restrictions and sanctions, such as being added to the U.S. Department of Commerce’s “Lists of Parties of Concern” and having U.S. export privileges denied or suspended. When a customer or supplier of ours becomes subject to such sanctions, we suspend our business with such customer or supplier. Because of the continued tense political and economic relationship between the U.S. and China and between the U.S. and Russia, new sanctions could be imposed with little notice, which could leave us without an adequate alternative solution to compensate for our inability to continue to do business with such customer or supplier. Some of our suppliers and customers in the supply chain are working on unique solutions and products in the market, and it may be difficult if not impossible to replace them, especially with short notice. We cannot predict what impact future sanctions could have on our customers or suppliers, and therefore, our business. Any export restrictions or sanctions and any tariffs or other trade restriction imposed on our customers or suppliers could adversely affect our financial condition and business.

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
•injunctions or exclusion orders related to intellectual property disputes;
•interruptions to transportation flows for delivery of parts to us and finished goods to our customers;
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
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine and increasing tensions between China and Taiwan, have resulted in economic sanctions that could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in closure of facilities in sanctioned countries. In addition, international conflict could result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cyber attacks; and market instability, which could adversely impact our financial results.
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
•properly identify and assess customer needs;

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
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by the global pandemic, international conflict, inflation or recession is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Additionally, the current disruption to the global supply chain has impacted our ability to purchase parts and components to meet increasing product demand, which has increased lead times, delayed shipments and could materially affect our results. We have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
From time to time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license, which expired on December 31, 2021, are the primary subject of pending arbitration. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and are alleged to infringe Centripetal patents. Although we deny the allegations and intend to aggressively defend each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict.
Disputes and litigation regarding patents or other intellectual property are costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from business operations. Claims of intellectual property infringement could cause us to enter into a costly or restrictive license agreement (which may not be available under acceptable terms, or at all), require us to redesign certain of our solutions (which would be costly and time-consuming) and/or subject us to significant damages or an injunction against the development and sale of certain solutions or services. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will be available to us in the future on terms favorable to us or at all.
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
We may be required to spend significant resources monitoring our intellectual property rights, and we may or may not be able to detect infringement of such rights by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights in a timely manner, or at all. In some circumstances, we may choose to not pursue enforcement due to a variety of reasons. In addition, competitors may avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to infringe our intellectual property rights, capture market share and could result in lost revenues to the company. Furthermore, some of our intellectual property is licensed to others, which allows them to compete with us using that intellectual property.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. Based on the current tax environment, we believe that we will satisfy such conditions in the future as needed, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we may lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. Based on the current tax environment, we believe that we will satisfy such conditions in the future as needed, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied. We cannot guarantee that we will qualify or wish to qualify for any future incentive regime that may exist in the future. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives and could harm our operating results.
Our taxes could increase if the existing Singapore or Malaysia incentives are revoked or are not renewed upon expiration. We cannot guarantee that we will qualify for any new incentive regime that may exist in fiscal years 2024 or 2025, respectively. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we may lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives and could harm our operating results after tax.
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
We and our customers are subject to various significant international, federal, state and local regulations, including, but not limited to, health and safety, packaging, data privacy, product content, environmental, labor and import/export regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We have been required to incur significant expenses to comply with these regulations and to remedy violations of certain import/export regulations. Any future failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, high financial penalties, product recalls or impositions of fines, and restrictions on our ability to carry on or expand our operations. If demand for our solutions is adversely affected or our costs increase, our business would suffer.
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
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license, which expired on December 31, 2021, are the primary subject of pending arbitration. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and are alleged to infringe Centripetal patents. Although we deny the allegations and intend to aggressively defend each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could adversely affect our business, operating results or financial condition.
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
•new or expanded trade restrictions;
•economic conditions such as inflation or recession;
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2022.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2022 through February 28, 2022	57,600	$156.16	57,600	$985,379,250
March 1, 2022 through March 31, 2022	1,556,069	$155.41	1,556,069	$743,543,267
April 1, 2022 through April 30, 2022	264,407	$143.53	264,407	$705,594,069
Total	1,878,076		1,878,076

(1)	On November 18, 2021, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock, replacing the previously approved November 2020 program, under which $77 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Keysight Technologies, Inc. Global Stabilization Performance Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	June 1, 2022	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 1, 2022	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)