Form 10-Q
period 2022-07-31
Keysight Technologies, Inc.
filed 2022-08-30
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at August 26, 2022 was 178,796,275.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Revenue:
Products	$1,140	$1,021	$3,282	$2,987
Services and other	236	225	695	660
Total revenue	1,376	1,246	3,977	3,647
Costs and expenses:
Cost of products	410	370	1,175	1,151
Cost of services and other	89	88	262	264
Total costs	499	458	1,437	1,415
Research and development	206	207	626	615
Selling, general and administrative	317	302	962	900
Other operating expense (income), net	(3)	(5)	(3)	(14)
Total costs and expenses	1,019	962	3,022	2,916
Income from operations	357	284	955	731
Interest income	4	1	6	2
Interest expense	(20)	(20)	(59)	(59)
Other income (expense), net	5	5	15	(1)
Income before taxes	346	270	917	673
Provision for income taxes	8	16	92	61
Net income	$338	$254	$825	$612

Net income per share:
Basic	$1.89	$1.38	$4.56	$3.31
Diluted	$1.87	$1.36	$4.52	$3.27

Weighted average shares used in computing net income per share:
Basic	179	184	181	185
Diluted	181	186	182	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net income	$338	$254	$825	$612
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $3, $7, $(7) and $(4)	(11)	(22)	29	18
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(1)	(1)	(3)	(1)
Foreign currency translation, net of tax benefit (expense) of zero	(20)	(7)	(106)	10
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $3, $6, $7 and $16	6	13	22	44
Other comprehensive income (loss)	(26)	(17)	(58)	71
Total comprehensive income	$312	$237	$767	$683

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	July 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,847	$2,052
Accounts receivable, net	882	735
Inventory	837	777
Other current assets	395	270
Total current assets	3,961	3,834
Property, plant and equipment, net	668	650
Operating lease right-of-use assets	225	227
Goodwill	1,606	1,628
Other intangible assets, net	216	272
Long-term investments	73	70
Long-term deferred tax assets	661	711
Other assets	442	389
Total assets	$7,852	$7,781
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$328	$287
Employee compensation and benefits	275	355
Deferred revenue	496	478
Income and other taxes payable	63	74
Operating lease liabilities	40	41
Other accrued liabilities	110	74
Total current liabilities	1,312	1,309
Long-term debt	1,792	1,791
Retirement and post-retirement benefits	131	167
Long-term deferred revenue	200	187
Long-term operating lease liabilities	192	191
Other long-term liabilities	305	352
Total liabilities	3,932	3,997
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 199 million shares at July 31, 2022 and 197 million shares at October 31, 2021 issued	2	2
Treasury stock at cost; 19.7 million shares at July 31, 2022 and 15.1 million shares at October 31, 2021	(2,148)	(1,425)
Additional paid-in-capital	2,311	2,219
Retained earnings	4,255	3,430
Accumulated other comprehensive loss	(500)	(442)
Total stockholders' equity	3,920	3,784
Total liabilities and equity	$7,852	$7,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income	$825	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88	87
Amortization	80	149
Share-based compensation	102	83
Deferred tax expense (benefit)	19	(49)
Excess and obsolete inventory-related charges	18	20
Loss on settlement of pension plan	—	16
Other non-cash expense (income), net	30	7
Changes in assets and liabilities:
Accounts receivable	(166)	(64)
Inventory	(88)	(30)
Accounts payable	41	10
Employee compensation and benefits	(81)	(12)
Deferred revenue	69	86
Income taxes payable	(59)	8
Retirement and post-retirement benefits	(21)	5
Other assets and liabilities	(111)	26
Net cash provided by operating activities	746	954

Cash flows from investing activities:
Investments in property, plant and equipment	(127)	(101)
Acquisition of businesses and intangible assets, net of cash acquired	(33)	(136)
Purchase of investments	(30)	—
Other investing activities	—	(1)
Net cash used in investing activities	(190)	(238)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	63	59
Payment of taxes related to net share settlement of equity awards	(74)	(53)
Treasury stock repurchases	(723)	(320)
Payment of acquisition-related contingent consideration	—	(2)
Other financing activities	—	(1)
Net cash used in financing activities	(734)	(317)

Effect of exchange rate movements	(27)	4

Net increase (decrease) in cash, cash equivalents, and restricted cash	(205)	403
Cash, cash equivalents, and restricted cash at beginning of period	2,068	1,767
Cash, cash equivalents, and restricted cash at end of period	$1,863	$2,170

Supplemental cash flow information:
Interest payments	$37	$37
Income tax paid, net	$157	$100
Investments in property, plant and equipment included in accounts payable	$23	$27
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of April 30, 2022	198,229	$2	$2,254	(18,101)	$(1,920)	$3,917	$(474)	$3,779
Net income	—	—	—	—	—	338	—	338
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(26)	(26)
Issuance of common stock	287	—	32	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	—	—	—	—	—	—
Share-based compensation	—	—	25	—	—	—	—	25
Repurchase of common stock	—	—	—	(1,639)	(228)	—	—	(228)
Balance as of July 31, 2022	198,516	$2	$2,311	(19,740)	$(2,148)	$4,255	$(500)	$3,920

Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$3,784
Net income	—	—	—	—	—	825	—	825
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(58)	(58)
Issuance of common stock	1,268	—	63	—	—	—	—	63
Taxes related to net share settlement of equity awards	—	—	(73)	—	—	—	—	(73)
Share-based compensation	—	—	102	—	—	—	—	102
Repurchase of common stock	—	—	—	(4,646)	(723)	—	—	(723)
Balance as of July 31, 2022	198,516	$2	$2,311	(19,740)	$(2,148)	$4,255	$(500)	$3,920

Balance as of April 30, 2021	196,901	$2	$2,152	(12,461)	$(992)	$2,894	$(511)	$3,545
Net income	—	—	—	—	—	254	—	254
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17)	(17)
Issuance of common stock	318	—	30	—	—	—	—	30
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	19	—	—	—	—	19
Repurchase of common stock	—	—	—	(569)	(80)	—	—	(80)
Balance as of July 31, 2021	197,219	$2	$2,200	(13,030)	$(1,072)	$3,148	$(528)	$3,750

Balance as of October 31, 2020	195,661	$2	$2,110	(10,732)	$(752)	$2,536	$(599)	$3,297
Net income	—	—	—	—	—	612	—	612
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	71	71
Issuance of common stock	1,558	—	59	—	—	—	—	59
Taxes related to net share settlement of equity awards	—	—	(52)	—	—	—	—	(52)
Share-based compensation	—	—	83	—	—	—	—	83
Repurchase of common stock	—	—	—	(2,298)	(320)	—	—	(320)
Balance as of July 31, 2021	197,219	$2	$2,200	(13,030)	$(1,072)	$3,148	$(528)	$3,750

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2022 and October 31, 2021, results of operations for the three and nine months ended July 31, 2022 and 2021, and cash flows for the nine months ended July 31, 2022 and 2021.
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

	Three Months Ended
	July 31,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$468	$94	$562	$418	$81	$499
Europe	121	86	207	122	79	201
Asia Pacific	381	226	607	335	211	546
Total revenue	$970	$406	$1,376	$875	$371	$1,246

End Market
Aerospace, Defense & Government	$275	$—	$275	$280	$—	$280
Commercial Communications	695	—	695	595	—	595
Electronic Industrial	—	406	406	—	371	371
Total revenue	$970	$406	$1,376	$875	$371	$1,246

Timing of Revenue Recognition
Revenue recognized at a point in time	$807	$349	$1,156	$729	$322	$1,051
Revenue recognized over time	163	57	220	146	49	195
Total revenue	$970	$406	$1,376	$875	$371	$1,246

	Nine Months Ended
	July 31,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,340	$268	$1,608	$1,228	$223	$1,451
Europe	395	256	651	380	222	602
Asia Pacific	1,076	642	1,718	996	598	1,594
Total revenue	$2,811	$1,166	$3,977	$2,604	$1,043	$3,647

End Market
Aerospace, Defense & Government	$860	$—	$860	$845	$—	$845
Commercial Communications	1,951	—	1,951	1,759	—	1,759
Electronic Industrial	—	1,166	1,166	—	1,043	1,043
Total revenue	$2,811	$1,166	$3,977	$2,604	$1,043	$3,647

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,342	$1,006	$3,348	$2,172	$907	$3,079
Revenue recognized over time	469	160	629	432	136	568
Total revenue	$2,811	$1,166	$3,977	$2,604	$1,043	$3,647
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

Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $59 million and $84 million as of July 31, 2022 and October 31, 2021, respectively, and is included in "accounts receivables, net" and "other assets" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $37 million and $39 million as of July 31, 2022 and October 31, 2021, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $19 million and $64 million for the three and nine months ended July 31, 2022, respectively, and $20 million and $58 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Nine Months Ended
July 31,
2022
(in millions)
Balance at October 31	$665
Deferral of revenue billed in current period, net of recognition	479
Revenue recognized that was deferred as of the beginning of the period	(425)
Foreign currency translation impact	(23)
Balance at July 31	$696
Of the $425 million of revenue recognized in the nine months ended July 31, 2022 that was deferred as of the beginning of the period, approximately $88 million was recognized in the three months ended July 31, 2022.
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $399 million as of July 31, 2022, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of July 31, 2022, we expect to fulfill 16 percent of these unsatisfied performance obligations during the remainder of 2022, 43 percent during 2023, and 41 percent thereafter.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Cost of products and services	$5	$3	$19	$16
Research and development	6	4	22	17
Selling, general and administrative	15	12	62	51
Total share-based compensation expense	$26	$19	$103	$84
4.    INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
in millions, except percentages
Income before taxes	$346	$270	$917	$673
Provision for income taxes	$8	$16	$92	$61
Effective tax rate	2.3%	5.9%	10.0%	9.0%
The tax expense for the three months ended July 31, 2022 was lower compared to the same period last year, primarily due to a decrease in tax expense due to discrete tax differences, partially offset by an increase in income before taxes. The income tax expense for the nine months ended July 31, 2022 was higher compared to the same period last year, primarily due to an increase in income before taxes.
The income tax expense for the three and nine months ended July 31, 2022 included a net discrete benefit of $38 million and $47 million, respectively. The income tax expense for the three and nine months ended July 31, 2021 included a net discrete benefit of $26 million and $46 million, respectively. The discrete tax benefit for the three and nine months ended July 31, 2022 includes changes in tax reserves from audit settlements as well as an out-of-period adjustment to tax reserves for fiscal years 2019 through 2021 related to the potential U.S. benefit associated with the future resolution of non-U.S. tax reserves. The adjustment was immaterial to current and prior-period financial statements. The discrete tax benefit for the three and nine months ended July 31, 2021 includes the release of valuation allowance on Netherlands tax assets. The discrete tax benefit for the nine months ended July 31, 2021 also includes the impact of integration activities for acquired entities resulting in a decrease in U.S. taxes expected to be imposed upon the repatriation of unremitted foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. For the nine months ended July 31, 2022 and 2021, respectively, the impact of the tax incentives decreased the income tax provision by $63 million and $41 million. The increase in tax benefit for the nine months ended July 31, 2022 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2022.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2017 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2016 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008.
Keysight’s fiscal year 2018 U.S. federal income tax return has been under examination by the Internal Revenue Service. The Tax Cuts and Jobs Act was enacted in December 2017 and imposed a one-time U.S. tax on foreign earnings not previously repatriated to the U.S., known as the Transition Tax, which was reported in Keysight’s fiscal year 2018 U.S. federal income tax return. As of June 2022, the fiscal year 2018 U.S. federal income tax audit was effectively settled with no material assessments and no additional cash taxes paid.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are numerous defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal, and a hearing is currently scheduled for February 2023.
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
5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
in millions, except per-share amounts
Net income	$338	$254	$825	$612
Basic weighted-average shares	179	184	181	185
Potential common shares— stock options and other employee stock plans	2	2	1	2
Diluted weighted-average shares	181	186	182	187
Net income per share - basic	$1.89	$1.38	$4.56	$3.31
Net income per share - diluted	$1.87	$1.36	$4.52	$3.27
Diluted shares outstanding include the dilutive effect of in-the-money options and non-vested RSUs. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of July 31, 2022 and October 31, 2021 and the activity for the nine months ended July 31, 2022 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2021	$1,069	$559	$1,628
Foreign currency translation impact	(35)	(7)	(42)
Goodwill arising from acquisitions	9	11	20
Goodwill at July 31, 2022	$1,043	$563	$1,606
As of July 31, 2022 and October 31, 2021, accumulated impairment losses on goodwill was $709 million.

Other intangible assets as of July 31, 2022 and October 31, 2021 consisted of the following:

	July 31, 2022			October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$993	$903	$90	$969	$866	$103
Backlog	17	17	—	17	17	—
Trademark/Tradename	36	30	6	36	28	8
Customer relationships	394	274	120	389	235	154
Total amortizable intangible assets	1,440	1,224	216	1,411	1,146	265
In-Process R&D	—	—	—	7	—	7
Total	$1,440	$1,224	$216	$1,418	$1,146	$272
During the nine months ended July 31, 2022, we used $33 million, net of cash acquired, for acquisition activity and recognized goodwill and other intangible assets of $20 million and $23 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. During the nine months ended July 31, 2022, we transferred $7 million from in-process R&D to developed technology as projects were successfully completed.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the nine months ended July 31, 2022.
During the nine months ended July 31, 2022, other intangible assets decreased $1 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $26 million and $78 million for the three and nine months ended July 31, 2022, respectively. Amortization of other intangible assets was $33 million and $147 million for the three and nine months ended July 31, 2021, respectively.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2022 (remainder)	$25
2023	$83
2024	$43
2025	$26
2026	$16
Thereafter	$23
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2022 and October 31, 2021 were as follows:

	Fair Value Measurements at
	July 31, 2022					October 31, 2021
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,151	$1,151	$—	$—	$—	$1,296	$1,296	$—	$—	$—
Derivative instruments (foreign exchange contracts)	12	—	12	—	—	6	—	6	—	—
Long-term
Derivative instruments (interest rate swaps)	85	—	85	—	—	48	—	48	—	—
Equity investments	63	63	—	—	—	60	60	—	—	—
Equity investments - other	9	—	—	—	9	10	—	—	—	10
Total assets measured at fair value	$1,320	$1,214	$97	$—	$9	$1,420	$1,356	$54	$—	$10
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$13	$—	$13	$—	$—	$4	$—	$4	$—	$—
Long-term
Deferred compensation liability	23	—	23	—	—	24	—	24	—	—
Total liabilities measured at fair value	$36	$—	$36	$—	$—	$28	$—	$28	$—	$—
During the nine months ended July 31, 2022, we made an equity investment of $30 million. The changes in fair value of the equity investment are recorded within "other income (expense), net" in the condensed consolidated statement of operations.
Net realized gains (losses) on sale of our equity investments were zero for both the three and nine months ended July 31, 2022 and 2021. Net unrealized losses on our equity investments were $8 million and $24 million for the three and nine months ended July 31, 2022, respectively. Net unrealized gains on our equity investments were $1 million and $2 million for the three and nine months ended July 31, 2021, respectively.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
For the nine months ended July 31, 2022, our held and used long-lived assets in Russia with a carrying amount of $3 million were written down to a fair value of zero, resulting in an impairment on assets that are expected to generate zero cash flows in the future of $3 million, which was recorded within “other operating expense (income), net” in the condensed consolidated statement of operations.
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
The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 213 and 69, respectively, as of July 31, 2022. The aggregated notional amounts by currency and designation as of July 31, 2022 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$21	$38
British Pound	24	(78)
Singapore Dollar	32	34
Malaysian Ringgit	106	10
Japanese Yen	(161)	(12)
Other currencies	13	(20)
Total	$35	$(28)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of July 31, 2022 and October 31, 2021 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2022	October 31, 2021	Balance Sheet Location	July 31, 2022	October 31, 2021
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$11	$5	Other accrued liabilities	$10	$1
Interest rate swap contracts:
Other assets	85	48

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	1	Other accrued liabilities	3	3
Total derivatives	$97	$54		$13	$4

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(11)	$(29)	$37	$19
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(3)	$—	$(1)	$3
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$5	$1	$9	$(1)
Selling, general and administrative	$(4)	$—	$(6)	$2
Amount excluded from effectiveness testing recognized in earnings based on amortization approach:
Selling, general and administrative	$—	$1	$1	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Cost of products	$—	$—	$—	$1
Other income (expense), net	$—	$(2)	$13	$(5)
The estimated amount at July 31, 2022 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a loss of $1 million.
9.    DEBT
The following table summarizes the components of our long-term debt:

	July 31, 2022	October 31, 2021
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $1)	$599	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $3 and $4)	697	696
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $4 and $4)	496	496
Total debt	$1,792	$1,791
Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2022 and October 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2022.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2022 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. We were in compliance with the covenants of our senior notes during the nine months ended July 31, 2022.

As of July 31, 2022 and October 31, 2021, we had $39 million and $40 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy is approximately $1,784 million and $1,977 million as of July 31, 2022 and October 31, 2021, respectively.
10.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2022 and 2021, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	July 31,
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$7	$6	$3	$4	$1	$1
Interest cost on benefit obligation	6	6	4	3	1	1
Expected return on plan assets	(16)	(13)	(15)	(19)	(4)	(3)
Amortization of net actuarial loss	3	6	6	10	—	3
Net periodic benefit cost (benefit)	$—	$5	$(2)	$(2)	$(2)	$2

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended
	July 31,
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$19	$18	$10	$11	$1	$1
Interest cost on benefit obligation	18	17	12	11	3	3
Expected return on plan assets	(46)	(39)	(45)	(58)	(11)	(9)
Amortization of net actuarial loss	8	18	18	31	1	8
Settlement loss	—	—	—	16	—	—
Net periodic benefit cost (benefit)	$(1)	$14	$(5)	$11	$(6)	$3
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
In March 2021, we substantially transferred the assets and obligations of our Netherlands defined benefit plan (“The Netherlands DB plan”) to an insurance company. The partial settlement resulted in a loss of $16 million which is included in "other income (expense), net" in the condensed consolidated statement of operations. We received a net refund of $3 million due to the partial settlement of the Netherlands DB plan.
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and nine months ended July 31, 2022 and 2021. We contributed $2 million and $6 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2022. We contributed $1 million and $6 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2021, respectively.
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

11.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	July 31, 2022	October 31, 2021
	(in millions)
Cash and cash equivalents	$1,847	$2,052
Restricted cash included in other assets	16	16
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,863	$2,068
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	July 31, 2022	October 31, 2021
	(in millions)
Finished goods	$303	$329
Purchased parts and fabricated assemblies	534	448
Total inventory	$837	$777
The increase in inventory for the nine months ended July 31, 2022, was primarily driven by higher material costs and incremental stock build-up to secure supply in the current supply-constrained environment.
Property, plant and equipment

	July 31, 2022	October 31, 2021
	(in millions)
Land	$53	$61
Buildings and leasehold improvements	798	785
Machinery and equipment	1,372	1,328
Total property, plant and equipment	2,223	2,174
Accumulated depreciation of property, plant and equipment	(1,555)	(1,524)
Property, plant and equipment, net	$668	$650
The increase in property, plant and equipment, net, for the nine months ended July 31, 2022, was primarily driven by increased capital spending for capacity and technology investments. Depreciation expense was $88 million and $87 million for the nine months ended July 31, 2022 and 2021, respectively.
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating lease cost	$13	$13	$38	$39
Variable lease cost	$4	$4	$12	$11
Supplemental cash flow information related to our operating leases was as follows:

	Nine Months Ended
	July 31,
	2022	2021
	(in millions)
Cash payment for operating leases	$36	$40
Right-of-use assets obtained in exchange for operating lease obligations	$40	$78

The decrease in right-of-use assets obtained in exchange for operating lease obligations was primarily driven by reassessment of a lease term in the prior year triggered by significant leasehold improvements.
As of July 31, 2022, we have additional operating leases, primarily for real estate, that have not yet commenced of $16 million. These operating leases will commence in the remainder of fiscal year 2022 and fiscal year 2023 with lease terms of up to 15 years.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2022	2021
	(in millions)
Beginning balance	$34	$33
Accruals for warranties, including change in estimates	16	23
Settlements made during the period	(18)	(21)
Ending balance	$32	$35

Accruals for warranties due within one year	$19	$21
Accruals for warranties due after one year	13	14
Ending balance	$32	$35
12.    COMMITMENTS AND CONTINGENCIES
Commitments
Our non-cancellable commitments to contract manufacturers and suppliers increased to $536 million as of July 31, 2022 from $444 million as of October 31, 2021, driven by higher revenue, advance purchase orders to secure capacity for critical parts due to global supply shortages and higher material costs. During the nine months ended July 31, 2022, there were no other material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which is suspended and designated for remediation activities, including employment of a special compliance officer for three years. We have paid $1.1 million of the assessed amount as of July 31, 2022.
In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license and the scope of the license, which expired on December 31, 2021, were the primary subjects of arbitration, which was fully resolved in Keysight’s favor. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and are alleged to infringe Centripetal patents. We deny the allegations and intend to aggressively defend each case. Although we do not currently believe that these or other matters are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. Management’s expectations, if proved to be incorrect, could impact our results in a financial period. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, employment, commercial and environmental matters, which arise in the ordinary course of business.

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
For the nine months ended July 31, 2022, we repurchased 4,646,427 shares of common stock for $723 million. For the nine months ended July 31, 2021, we repurchased 2,297,600 shares of common stock for $320 million.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2022 and 2021 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of April 30, 2022	$(106)	$(440)	$(6)	$78	$(474)
Other comprehensive income (loss) before reclassifications	(20)	—	—	(14)	(34)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	9	—	(1)	8
Tax benefit (expense)	—	(3)	—	3	—
Other comprehensive income (loss)	(20)	6	—	(12)	(26)
As of July 31, 2022	$(126)	$(434)	$(6)	$66	$(500)

As of October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Other comprehensive income (loss) before reclassifications	(106)	—	—	36	(70)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	29	—	(3)	26
Tax benefit (expense)	—	(7)	—	(7)	(14)
Other comprehensive income (loss)	(106)	22	—	26	(58)
As of July 31, 2022	$(126)	$(434)	$(6)	$66	$(500)

As of April 30, 2021	$7	$(569)	$(5)	$56	$(511)
Other comprehensive income (loss) before reclassifications	(7)	—	—	(29)	(36)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	19	—	(1)	18
Tax benefit (expense)	—	(6)	—	7	1
Other comprehensive income (loss)	(7)	13	—	(23)	(17)
As of July 31, 2021	$—	$(556)	$(5)	$33	$(528)

As of October 31, 2020	$(10)	$(600)	$(5)	$16	$(599)
Other comprehensive income (loss) before reclassifications	10	(14)	—	22	18
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	74	—	(1)	73
Tax benefit (expense)	—	(16)	—	(4)	(20)
Other comprehensive income (loss)	10	44	—	17	71
As of July 31, 2021	$—	$(556)	$(5)	$33	$(528)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended July 31, 2022 and 2021 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Unrealized gain (loss) on derivatives	$5	$1	$9	$(1)	Cost of products
	(4)	—	(6)	2	Selling, general and administrative
	—	—	—	—	Benefit (provision) for income tax
	1	1	3	1	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(9)	(19)	(29)	(74)
	3	5	7	19	Benefit (provision) for income tax
	(6)	(14)	(22)	(55)	Net of income tax

Total reclassifications for the period	$(5)	$(13)	$(19)	$(54)
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

	Three Months Ended
	July 31,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$970	$406	$1,376	$875	$371	$1,246
Segment income from operations	$288	$127	$415	$224	$115	$339

	Nine Months Ended
	July 31,
	2022			2021
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Revenue	$2,811	$1,166	$3,977	$2,604	$1,043	$3,647
Segment income from operations	$796	$359	$1,155	$670	$309	$979

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Total reportable operating segments' income from operations	$415	$339	$1,155	$979
Share-based compensation	(26)	(19)	(103)	(84)
Amortization of acquisition-related balances	(26)	(33)	(78)	(147)
Acquisition and integration costs	(2)	(2)	(7)	(8)
Restructuring and others	(4)	(1)	(12)	(9)
Income from operations, as reported	357	284	955	731
Interest income	4	1	6	2
Interest expense	(20)	(20)	(59)	(59)
Other income (expense), net	5	5	15	(1)
Income before taxes, as reported	$346	$270	$917	$673
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, impacts of geopolitical tension and conflict in regions outside of the U.S., including the war between Russia and Ukraine and the risk of increased tensions between China and Taiwan, the impact of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, the impact of new and ongoing litigation, impacts of the current supply chain constraints, impacts related to endemic and pandemic conditions, net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, increases in attrition and our ability to retain key personnel, and our estimated or anticipated future results of operations that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Inflation, supply chain disruptions and the challenging geopolitical and macro-economic environment
Our global operations have been affected by many headwinds, including inflationary pressures, ongoing global supply chain disruptions, increased geopolitical tensions, including the war between Russia and Ukraine, financial market volatility, currency movements, and the pandemic. These headwinds, specifically the supply chain disruptions, have adversely impacted our ability to procure certain components, which in some cases is impacting our ability to manufacture products, causing delays in delivery of our solutions to our customers and higher material procurement costs. We used a number of strategies to effectively navigate supply chain challenges, including product redesign, alternate sourcing, and increased supplier and customer engagement. These, along with the strength of our broad portfolio and global application of the Keysight Leadership Model, enables us to deliver consistent value to our customers.
For discussion of risks related to potential impacts of supply chain, geopolitical and macro-economic challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Russia-Ukraine war
In February 2022, the U.S. imposed economic sanctions and other restrictions on Russia following its invasion of Ukraine. As a result, after an initial suspension of operations in Russia, we have decided to permanently discontinue our Russian operations and exit Russia. Our business in Russia accounted for approximately 1 percent of total revenue for the fiscal year ended October 31, 2021. For the nine months ended July 31, 2022, we recorded pre-tax expenses of $11 million, including asset impairment charges of $7 million and other liquidation-related expenses, including employee severance.
Three and nine months ended July 31, 2022 and 2021
Total orders for the three and nine months ended July 31, 2022 were $1,461 million and $4,414 million, respectively, an increase of 12 percent and 14 percent compared to the same periods last year. For the three months ended July 31, 2022, orders grew across all regions, including double-digit growth in Asia Pacific. For the nine months ended July 31, 2022, orders grew across all regions, including double-digit growth in Asia Pacific and the Americas. Foreign currency movements for the three and nine months ended July 31, 2022 had an unfavorable impact of 3 percentage points and 2 percentage points, respectively, on year-over-year order growth. Orders associated with acquisitions had an immaterial impact on the year-over-year order growth for both the three and nine months ended July 31, 2022.
Revenue for the three and nine months ended July 31, 2022 was $1,376 million and $3,977 million, respectively, an increase of 10 percent and 9 percent compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an unfavorable impact of 3 percentage points and 2 percentage points, respectively, on the year-over-year revenue growth. Revenue associated with acquisitions had an immaterial impact on the year-over-year revenue growth for both the three and nine months ended July 31, 2022. For the three and nine months ended July 31, 2022, revenue for both the Communications Solutions Group and the Electronic Industrial Solutions Group increased year-over-year, driven by strength in the commercial communications and electronics industrial end markets. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 70 percent and 30 percent, respectively, of total revenue for the three months ended July 31, 2022. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 71 percent and 29 percent, respectively, of total revenue for the nine months ended July 31, 2022.
Net income for the three and nine months ended July 31, 2022 was $338 million and $825 million, respectively, compared to $254 million and $612 million, respectively, for the same periods last year. The increase in net income for the three months ended July 31, 2022 was primarily driven by higher revenue volume, lower variable people-related costs, lower amortization of acquisition-related balances, favorable mix and lower income tax expenses, partially offset by higher material costs and increases in selling, general and administrative expenses. The increase in net income for the nine months ended July 31, 2022 was primarily driven by higher revenue volume, lower amortization of acquisition-related balances, lower variable people-related costs and favorable mix, partially offset by higher material costs and higher selling, general and administrative and income tax expenses.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies, such as 5G/6G, new mobility technologies, industrial internet of things ("IoT") and defense modernization. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, endemic and pandemic conditions, and the related global supply chain challenges and increasing geopolitical tension in regions outside of the U.S., including the risk of increased tensions between China and Taiwan. We remain confident in our long-term secular market growth trends and the strength of our operating model.
Critical Accounting Policies and Estimates
Effective November 1, 2021, we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers that requires entities to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements. See Note 1, "Overview and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for further details. There were no other material changes during the three and nine months ended July 31, 2022 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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
Results from Operations - Three and nine months ended July 31, 2022 and 2021
A summary of our results is as follows:

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
in millions, except margin data
Revenue	$1,376	$1,246	$3,977	$3,647	10%	9%
Gross margin	63.8%	63.2%	63.9%	61.2%	1 ppt	3 ppts
Research and development	$206	$207	$626	$615	(1)%	2%
Percentage of revenue	15%	17%	16%	17%	(2) ppts	(1) ppt
Selling, general and administrative	$317	$302	$962	$900	5%	7%
Percentage of revenue	23%	24%	24%	25%	(1) ppt	(1) ppt
Other operating expense (income), net	$(3)	$(5)	$(3)	$(14)	(44)%	(80)%
Income from operations	$357	$284	$955	$731	26%	31%
Operating margin	25.9%	22.7%	24.0%	20.0%	3 ppts	4 ppts
Interest income	$4	$1	$6	$2	660%	271%
Interest expense	$(20)	$(20)	$(59)	$(59)	(1)%	—
Other income (expense), net	$5	$5	$15	$(1)	1%	—
Income before taxes	$346	$270	$917	$673	29%	36%
Provision for income taxes	$8	$16	$92	$61	(50)%	52%
Net income	$338	$254	$825	$612	33%	35%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percent change in revenue for the three and nine months ended July 31, 2022 by geographic region and the impact of foreign currency movements as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2022		July 31, 2022
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	13%	—	11%	—
Europe	3%	(6.9)%	8%	(3.6)%
Asia Pacific	11%	(3.5)%	8%	(2.7)%
Total revenue	10%	(2.7)%	9%	(1.8)%
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended July 31, 2022 increased 1 percentage point compared to the same period last year, primarily driven by our highly differentiated solutions portfolio, lower amortization of acquisition-related balances, higher revenue volume, lower variable people-related costs and favorable mix, partially offset by higher material costs. Gross margin for the nine months ended July 31, 2022 increased 3 percentage points compared to the same period last year, primarily driven by lower amortization of acquisition-related balances, our highly differentiated solutions portfolio, favorable mix, lower variable people-related costs and higher revenue volume, partially offset by higher material costs.
R&D expense for the three months ended July 31, 2022 decreased 1 percent compared to the same period last year, primarily driven by lower variable people-related costs, partially offset by investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses. R&D expense for the nine months ended July 31, 2022 increased 2 percent compared to the same period last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs. As a percentage of revenue, R&D expense was 15 percent and 16 percent, respectively, for the three and nine months ended July 31, 2022, as compared to 17 percent for each of the same periods last year.
Selling, general and administrative expense for the three months ended July 31, 2022 increased 5 percent compared to the same period last year, primarily driven by increased investment in sales resources, higher travel-related, infrastructure-related and marketing costs, along with incremental costs of acquired businesses, partially offset by lower variable people-related costs. Selling, general and administrative expense for the nine months ended July 31, 2022 increased 7 percent compared to the same period last year, primarily driven by increased investment in sales resources, higher infrastructure-related, marketing and travel-related costs, along with incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Other operating expense (income), net for both the three and nine months ended July 31, 2022 was income of $3 million, compared to income of $5 million and $14 million for the same periods last year. The decrease in net other operating income for the nine months ended July 31, 2022 was primarily driven by asset impairment charges related to the discontinuance of our Russia operations.
Operating margin for the three and nine months ended July 31, 2022 increased 3 percentage points and 4 percentage points, respectively, compared to the same periods last year, primarily driven by gross margin gains and lower operating expenses as a percentage of sales.
Interest income for the three and nine months ended July 31, 2022 was $4 million and $6 million, respectively, as compared to $1 million and $2 million, respectively, for the comparable periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and nine months ended July 31, 2022 was $20 million and $59 million, respectively, as compared to $20 million and $59 million, respectively, for the comparable periods last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three and nine months ended July 31, 2022 was income of $5 million and $15 million, respectively, compared to income of $5 million and expense of $1 million for the same periods last year and primarily includes income related to our defined benefit and post-retirement benefit plans and the change in fair value of our equity investments. The increase in net other income for the nine months ended July 31, 2022 compared to the same period last year was primarily due to a prior-period loss on a partial settlement of a non-U.S. pension plan and lower amortization of net actuarial losses, partially offset by a loss on our equity investments and currency loss.
As of July 31, 2022, our headcount was approximately 14,700 compared to approximately 14,100 at July 31, 2021.

Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
in millions, except percentages
Income before taxes	$346	$270	$917	$673
Provision for income taxes	$8	$16	$92	$61
Effective tax rate	2.3%	5.9%	10.0%	9.0%
The tax expense for the three months ended July 31, 2022 was lower compared to the same period last year, primarily due to a decrease in tax expense due to discrete tax differences, partially offset by an increase in income before taxes. The income tax expense for the nine months ended July 31, 2022 was higher compared to the same period last year, primarily due to an increase in income before taxes.
The income tax expense for the three and nine months ended July 31, 2022 included a net discrete benefit of $38 million and $47 million, respectively. The income tax expense for the three and nine months ended July 31, 2021 included a net discrete benefit of $26 million and $46 million, respectively. The discrete tax benefit for the three and nine months ended July 31, 2022 includes changes in tax reserves from audit settlements as well as an out-of-period adjustment to tax reserves for fiscal years 2019 through 2021 related to the potential U.S. benefit associated with the future resolution of non-U.S. tax reserves. The adjustment was immaterial to current and prior-period financial statements. The discrete tax benefit for the three and nine months ended July 31, 2021 includes the release of valuation allowance on Netherlands tax assets. The discrete tax benefit for the nine months ended July 31, 2021 also includes the impact of integration activities for acquired entities resulting in a decrease in U.S. taxes expected to be imposed upon the repatriation of unremitted foreign earnings.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. For the nine months ended July 31, 2022 and 2021, respectively, the impact of the tax incentives decreased the income tax provision by $63 million and $41 million. The increase in tax benefit for the nine months ended July 31, 2022 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2022.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2017 through the current tax year. For the majority of our foreign entities, the open tax years are from November 1, 2016 through the current tax year. For certain foreign entities, the tax years remain open, at most, back to the year 2008.
Keysight’s fiscal year 2018 U.S. federal income tax return has been under examination by the Internal Revenue Service. The Tax Cuts and Jobs Act was enacted in December 2017 and imposed a one-time U.S. tax on foreign earnings not previously repatriated to the U.S., known as the Transition Tax, which was reported in Keysight’s fiscal year 2018 U.S. federal income tax return. As of June 2022, the fiscal year 2018 U.S. federal income tax audit was effectively settled with no material assessments and no additional cash taxes paid.
The company is being audited in Malaysia for fiscal year 2008. This year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are numerous defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal, and a hearing is currently scheduled for February 2023.
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

Changes in tax law and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for Keysight beginning November 1, 2023, and a one percent excise tax on repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act and its requirements, as well as its application to our business.
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
Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
in millions
Total revenue	$970	$875	$2,811	$2,604	11%	8%
The Communications Solutions Group revenue for the three and nine months ended July 31, 2022 increased 11 percent and 8 percent, respectively, when compared to the same periods last year. For the three months ended July 31, 2022, revenue growth in Asia Pacific and the Americas was partially offset by a slight decline in Europe. The growth was driven by strength in the commercial communications market, partially offset by decline in the aerospace, defense and government market. For the nine months ended July 31, 2022, revenue grew across all regions and in both the commercial communications and the aerospace, defense and government markets. Foreign currency movements had an unfavorable impact of 2 percentage points on year-over-year revenue growth for both the three and nine months ended July 31, 2022. Investment continues to be strong to support new communications technologies like 5G, Open Radio Access Networks (O-RAN), 400G, 800G, high-speed digital applications and major defense and government programs worldwide. However, the ongoing supply chain constraints continue to impact shipments and moderated revenue growth in the three months ended July 31, 2022.
The commercial communications end market revenue for the three and nine months ended July 31, 2022 increased 17 percent and 11 percent, respectively, year-over-year, and represented 72 percent and 69 percent, respectively, of the total Communications Solutions Group revenue. For both the three and nine months ended July 31, 2022, revenue grew across all regions, driven by strong market demand across the communications ecosystem. Wireless 5G development and manufacturing of chipsets, components and devices, O-RAN, and high-speed data solutions to support data centers and the cloud are driving growth.
The aerospace, defense and government end market revenue for the three and nine months ended July 31, 2022 decreased 2 percent and increased 2 percent, respectively, year-over-year, and represented 28 percent and 31 percent, respectively, of the total Communications Solutions Group revenue. For the three months ended July 31, 2022, revenue declined in Europe and the Americas, partially offset by growth in Asia Pacific. For the nine months ended July 31, 2022, revenue growth in Asia Pacific was partially offset by declines in the Americas and Europe. We continue to see investments in satellites and space, including new applications for non-terrestrial networks and new commercial technologies like 5G and early 6G research applications.

Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
in millions, except margin data
Gross margin	66.5%	65.7%	66.7%	65.0%	1 ppt	2 ppts
Research and development	$149	$151	$452	$444	(1)%	2%
Selling, general and administrative	$211	$204	$633	$589	3%	7%
Other operating expense (income), net	$(2)	$(3)	$(7)	$(10)	(43)%	(33)%
Income from operations	$288	$224	$796	$670	29%	19%
Operating margin	29.6%	25.6%	28.3%	25.7%	4 ppts	3 ppts
Gross margin for the three and nine months ended July 31, 2022 increased 1 percentage point and 2 percentage points, respectively, as compared to the same periods last year, primarily driven by our highly differentiated solutions portfolio, higher revenue volume, lower variable people-related costs and favorable mix, partially offset by higher material costs.
R&D expense for the three months ended July 31, 2022 decreased 1 percent compared to the same period last year, primarily driven by lower variable people-related costs, partially offset by greater investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses. R&D expense for the nine months ended July 31, 2022 increased 2 percent compared to the same period last year, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Selling, general and administrative expense for the three months ended July 31, 2022 increased 3 percent compared to the same period last year, primarily driven by higher investments in sales resources, travel-related, infrastructure-related and marketing costs along with incremental costs of acquired businesses, partially offset by lower variable people-related costs. Selling, general and administrative expense for the nine months ended July 31, 2022 increased 7 percent compared to the same period last year, primarily driven by increased investment in sales resources, higher infrastructure-related, marketing and travel-related costs, along with incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Other operating expense (income), net for the three and nine months ended July 31, 2022 was income of $2 million and $7 million, respectively, compared to income of $3 million and $10 million, respectively, for the same periods last year.
Operating margin for the three months ended July 31, 2022 increased 4 percentage points, compared to the same period last year, primarily driven by gross margin gains and lower operating expenses as a percentage of sales. Operating margin for the nine months ended July 31, 2022 increased 3 percentage points, compared to the same period last year, primarily driven by gross margin gains.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industries and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic measurement instruments, design and test software and systems and related services used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment, and automated software test solutions that include artificial intelligence and machine learning to automatically identify, build and execute tests critical to digital business success and a strong customer experience.
Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
in millions
Total revenue	$406	$371	$1,166	$1,043	10%	12%
The Electronic Industrial Solutions Group revenue for the three and nine months ended July 31, 2022 increased 10 percent and 12 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an unfavorable impact of 3 percentage points and 2 percentage points, respectively, on the year-over-year revenue growth. Revenue grew across all regions and markets. The revenue increase was driven by continued investments in next-generation semiconductor measurement solutions, new mobility technologies and industrial IoT.

Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
in millions, except margin data
Gross margin	61.3%	63.7%	62.0%	63.7%	(2) ppts	(2) ppts
Research and development	$51	$52	$152	$153	(1)%	(1)%
Selling, general and administrative	$72	$71	$215	$206	1%	4%
Other operating expense (income), net	$(1)	$(2)	$(3)	$(4)	(54)%	(36)%
Income from operations	$127	$115	$359	$309	10%	16%
Operating margin	31.3%	31.0%	30.8%	29.6%	—	1 ppt
Gross margin for both the three and nine months ended July 31, 2022 decreased 2 percentage points compared to the same periods last year, primarily driven by higher material costs, partially offset by higher revenue volume, our highly differentiated solutions portfolio and lower variable people-related costs.
R&D expense for both the three and nine months ended July 31, 2022 decreased 1 percent compared to the same periods last year, primarily driven by lower variable people-related costs, partially offset by greater investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended July 31, 2022 increased 1 percent compared to the same period last year, primarily driven by higher travel-related, infrastructure-related and marketing costs, partially offset by lower variable people-related costs. Selling, general and administrative expense for the nine months ended July 31, 2022 increased 4 percent compared to the same periods last year, primarily driven by higher infrastructure-related, marketing and travel-related costs, partially offset by lower variable people-related costs.
Other operating expense (income), net for the three and nine months ended July 31, 2022 was income of $1 million and $3 million, respectively. Other operating expense (income), net for the three and nine months ended July 31, 2021 was income of $2 million and $4 million, respectively.
Operating margin for the three months ended July 31, 2022 was flat compared to the same period last year, primarily driven by gross margin declines, offset by lower operating expenses as a percentage of sales. Operating margin for the nine months ended July 31, 2022 increased 1 percentage point compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales, partially offset by gross margin declines.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Nine Months Ended
	July 31,
	2022	2021
	(in millions)
Net cash provided by operating activities	$746	$954
Net cash used in investing activities	$(190)	$(238)
Net cash used in financing activities	$(734)	$(317)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding and other items impact reported cash flows.
Net cash provided by operating activities decreased $208 million during the nine months ended July 31, 2022 compared to the same period last year.

•Net income for the nine months ended July 31, 2022 increased $213 million compared to the same period last year. Non-cash adjustments to net income were higher by $24 million primarily due to a $68 million increase in deferred tax expense, a $23 million increase in other non-cash adjustments, and a $19 million increase in share-based compensation expense, partially offset by a $69 million decrease in amortization expense and a prior-period loss of $16 million on a partial settlement of a non-U.S. pension plan.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $213 million during the first nine months of fiscal 2022 compared to net cash used of $84 million in the same period last year, primarily due to higher revenue volume, net of collections, and an increase in inventory due to higher material procurement costs and incremental stock build-up to secure supply. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Other movements in assets and liabilities used net cash of $203 million during the first nine months of fiscal 2022 compared to net cash provided of $113 million in the same period last year, primarily due to higher prepaid inventory deposits driven by supply chain constraints, higher income tax payments, net of accruals, higher variable compensation and other payroll-related payments, net of accruals, higher prepaid expenses, greater income related to our defined benefit and post-retirement benefit plans and changes in deferred revenue.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities decreased $48 million during the nine months ended July 31, 2022 compared to the same period last year. For the nine months ended July 31, 2022, we used $33 million, net of cash acquired, for acquisitions. For the nine months ended July 31, 2021, we used $102 million, net of $11 million cash acquired, for the acquisition of Sanjole Inc. and an additional $34 million, net, for other acquisitions. For the nine months ended July 31, 2022 and 2021, investments in property, plant and equipment were $127 million and $101 million, respectively. For the nine months ended July 31, 2022, we used $30 million for purchase of an equity investment.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards and treasury stock repurchases.
Net cash used in financing activities increased $417 million during the nine months ended July 31, 2022 compared to the same period last year, primarily due to higher treasury stock repurchases and payment of taxes related to net share settlement of equity awards.
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
Debt

	July 31, 2022	October 31, 2021
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$750
On July 30, 2021, we entered into a new credit agreement that amended and restated our existing credit agreement dated February 15, 2017 in its entirety, and provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the new credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of July 31, 2022 and October 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility and senior notes during the nine months ended July 31, 2022. See note 9, "Debt" for additional information.
Cash and cash requirements
Cash

	July 31, 2022	October 31, 2021
	(in millions)
Cash, cash equivalents and restricted cash	$1,863	$2,068
U.S.	$469	$427
Non U.S.	$1,394	$1,641
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
Our non-cancellable commitments to contract manufacturers and suppliers increased to $536 million as of July 31, 2022 from $444 million as of October 31, 2021, driven by higher revenue, advance purchase orders to secure capacity for critical parts due to global supply shortages and higher material costs. There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
There was a material decrease in our liabilities for uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. This decrease was due to the release of tax reserve liabilities due to audit settlements as well as an out-of-period adjustment to tax reserves for fiscal years 2019 through 2021 related to the potential U.S. benefit associated with the future resolution of non-U.S. tax reserves. The adjustment was immaterial to current and prior-period financial statements. The change in liabilities for uncertain tax positions had no cash impact. The outcome of corporate income tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
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
Additionally, due to procurement issues related to the global supply chain challenges, we expect fiscal 2022 capital spending to be between $170 million and $210 million as compared to $240 million to $260 million estimated earlier.
As of July 31, 2022, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. There were no material changes during the nine months ended July 31, 2022 to this information reported in the company’s 2021 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which is suspended and designated for remediation activities, including employment of a special compliance officer for three years. We have paid $1.1 million of the assessed amount as of July 31, 2022.
In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license and the scope of the license, which expired on December 31, 2021, were the primary subjects of arbitration, which was fully resolved in Keysight’s favor. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and are alleged to infringe Centripetal patents. We deny the allegations and intend to aggressively defend each case. Although we do not currently believe that these or other matters are reasonably possible of having a material impact to our business, consolidated financial position, results of operations or cash flows, the outcome of litigation is inherently uncertain and the outcome is difficult to predict. Management’s expectations, if proved to be incorrect, could impact our results in a financial period. We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, employment, commercial and environmental matters, which arise in the ordinary course of business.
Item 1A. Risk Factors
Risks, Uncertainties and Other Factors That May Affect Future Results
Risks Related to Our Business
Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in closure of facilities in sanctioned countries, such as our recent decision to discontinue operations in Russia. In addition, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and market instability, which could adversely impact our financial results.
Uncertainty in general economic conditions may adversely affect our operating results and financial condition.
Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty, inflation, recession or depression may impact our business, resulting in:
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
Because we operate our businesses and sell our solutions worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including but not limited to:
•inability to conduct business in certain countries or regions or with certain customers due to U.S. sanctions or trade restrictions;
•changes in a specific country's or region's political, economic or other conditions, including but not limited to changes that favor national interests and economic volatility;
•negative impact of a country’s response to, or an imposed reduction in economic activity and other economic and political measures taken to contain the spread of global pandemic conditions;
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
Global health crises, such as the COVID-19 pandemic, have had an impact on our supply chain and could have a material impact on our global operations, our customers and our vendors, which could adversely impact our business results and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. Fluctuation in infection rates have continued, and the appearance of new and more easily transmitted variants of COVID-19 have continued to emerge and require vigilant attention and rapid response.
The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of our suppliers, customers or vendors. Outbreaks causing new or renewed government orders could impact the availability of our employees or other workers or could lead to attrition of key employees, which could further impact our ability to manufacture, ship or deliver products and solutions to customers. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to collaborate globally with customers, suppliers, and internal colleagues.
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
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by increased geopolitical tensions, including the war between Russia and Ukraine, the impact of inflation, the potential for future recession and the continuing impact of the global pandemic, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our solutions and services. The current global supply chain constraints could impact our markets and harm our business. If our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

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
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by global economic conditions, volatile geopolitical conflict, the impact of pandemic conditions, or the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by inflation or recession, international conflict, or the global pandemic is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Additionally, the current disruption to the global supply chain has impacted our ability to purchase parts and components to meet increasing product demand, which has increased lead times, delayed shipments and could materially affect our results. We have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
From time to time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license and the scope of license, which expired on December 31, 2021, were the primary subject of arbitration which resolved in Keysight’s favor. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. which are alleged to infringe Centripetal patents. Although we deny the allegations and intend to aggressively defend each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict.
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
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. In October 2019, Keysight entered into a license agreement with Centripetal Networks in conjunction with the resolution of a patent infringement lawsuit brought by Centripetal against Keysight. Royalties owed under the license and the scope of license, which expired on December 31, 2021, were the primary subject of arbitration which resolved in Keysight's favor. On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that additional Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and alleged to infringe Centripetal patents. Although we deny the allegations and intend to aggressively defend each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could adversely affect our business, operating results or financial condition.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2022.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2022 through May 31, 2022	614,953	$138.13	614,953	$620,651,196
June 1, 2022 through June 30, 2022	607,158	$139.89	607,158	$535,716,469
July 1, 2022 through July 31, 2022	417,507	$140.74	417,507	$476,957,554
Total	1,639,618		1,639,618

(1)	On November 18, 2021, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock, replacing the previously approved November 2020 program, under which $77 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	August 30, 2022	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 30, 2022	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)