Form 10-Q
period 2023-01-31
Keysight Technologies, Inc.
filed 2023-03-03
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at February 28, 2023 was 178,138,727.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
Revenue:
Products	$1,114	$1,010
Services and other	267	240
Total revenue	1,381	1,250
Costs and expenses:
Cost of products	405	357
Cost of services and other	93	89
Total costs	498	446
Research and development	227	210
Selling, general and administrative	338	326
Other operating expense (income), net	(4)	(3)
Total costs and expenses	1,059	979
Income from operations	322	271
Interest income	19	1
Interest expense	(19)	(20)
Other income (expense), net	9	12
Income before taxes	331	264
Provision for income taxes	71	35
Net income	$260	$229

Net income per share:
Basic	$1.46	$1.25
Diluted	$1.45	$1.24

Weighted average shares used in computing net income per share:
Basic	178	183
Diluted	180	184

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
Net income	$260	$229
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax benefit (expense) of $6 and $(1)	(21)	4
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(2)	—
Foreign currency translation, net of tax benefit (expense) of zero	81	(21)
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $1 and $2	5	8
Other comprehensive income (loss)	63	(9)
Total comprehensive income	$323	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	January 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,228	$2,042
Accounts receivable, net	920	905
Inventory	909	858
Other current assets	441	429
Total current assets	4,498	4,234
Property, plant and equipment, net	728	690
Operating lease right-of-use assets	222	220
Goodwill	1,611	1,582
Other intangible assets, net	166	189
Long-term investments	75	62
Long-term deferred tax assets	679	667
Other assets	469	454
Total assets	$8,448	$8,098
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$325	$348
Employee compensation and benefits	257	333
Deferred revenue	554	495
Income and other taxes payable	164	96
Operating lease liabilities	42	39
Other accrued liabilities	123	96
Total current liabilities	1,465	1,407
Long-term debt	1,793	1,793
Retirement and post-retirement benefits	61	58
Long-term deferred revenue	217	197
Long-term operating lease liabilities	186	186
Other long-term liabilities	322	296
Total liabilities	4,044	3,937
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 199 million shares at January 31, 2023 and 199 million shares at October 31, 2022 issued	2	2
Treasury stock at cost; 21.2 million shares at January 31, 2023 and 20.5 million shares at October 31, 2022	(2,399)	(2,274)
Additional paid-in-capital	2,378	2,333
Retained earnings	4,814	4,554
Accumulated other comprehensive loss	(391)	(454)
Total stockholders' equity	4,404	4,161
Total liabilities and equity	$8,448	$8,098

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income	$260	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	30
Amortization	24	27
Share-based compensation	54	50
Deferred tax expense (benefit)	(1)	9
Excess and obsolete inventory-related charges	6	6
Unrealized loss (gain) on equity and other investments	(6)	3
Other non-cash expense (income), net	—	2
Changes in assets and liabilities:
Accounts receivable	6	25
Inventory	(44)	(32)
Accounts payable	(19)	(4)
Employee compensation and benefits	(84)	(117)
Deferred revenue	62	28
Income taxes payable	56	14
Retirement and post-retirement benefits	(3)	(9)
Prepaid assets	(10)	(42)
Other assets and liabilities	36	5
Net cash provided by operating activities	366	224
Cash flows from investing activities:
Investments in property, plant and equipment	(60)	(42)
Acquisition of businesses and intangible assets, net of cash acquired	—	(7)
Net cash used in investing activities	(60)	(49)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	33	31
Payment of taxes related to net share settlement of equity awards	(46)	(72)
Treasury stock repurchases	(125)	(206)
Other financing activities	(1)	—
Net cash used in financing activities	(139)	(247)
Effect of exchange rate movements	20	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	187	(76)
Cash, cash equivalents, and restricted cash at beginning of period	2,057	2,068
Cash, cash equivalents, and restricted cash at end of period	$2,244	$1,992
Supplemental cash flow information:
Interest payments	$—	$—
Income tax paid, net	$14	$12
Investments in property, plant and equipment included in accounts payable	$24	$34
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2022	198,569	$2	$2,333	(20,536)	$(2,274)	$4,554	$(454)	$4,161
Net income	—	—	—	—	—	260	—	260
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	63	63
Issuance of common stock	813	—	33	—	—	—	—	33
Taxes related to net share settlement of equity awards	—	—	(46)	—	—	—	—	(46)
Share-based compensation	—	—	58	—	—	—	—	58
Repurchase of common stock	—	—	—	(711)	(125)	—	—	(125)
Balance as of January 31, 2023	199,382	$2	$2,378	(21,247)	$(2,399)	$4,814	$(391)	$4,404

Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$3,784
Net income	—	—	—	—	—	229	—	229
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(9)	(9)
Issuance of common stock	947	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(72)	—	—	—	—	(72)
Share-based compensation	—	—	53	—	—	—	—	53
Repurchase of common stock	—	—	—	(1,129)	(206)	—	—	(206)
Balance as of January 31, 2022	198,195	$2	$2,231	(16,223)	$(1,631)	$3,659	$(451)	$3,810

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2023 and October 31, 2022, results of operations for the three months ended January 31, 2023 and 2022, and cash flows for the three months ended January 31, 2023 and 2022.
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
Update to Significant Accounting Policies. Except as set forth in the "new accounting pronouncements" section below, there have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Reclassifications. Beginning in fiscal year 2023, to align the presentation of revenue with the manner in which management reviews such information, the presentation of "products" and "services and other" revenue and the presentation of "costs and expenses" in the condensed consolidated statement of operations were reclassified to move revenue and costs and expenses primarily related to bundled licenses and KeysightCare services from products to services and other. This resulted in reclassification of $20 million from "products" revenue to "services and other" revenue and $3 million from "cost of products" to "cost of services and other" for the three months ended January 31, 2022 to conform to the current presentation. This change had no impact on reported total revenue, income from operations and net income in our condensed consolidated statement of operations.
New Accounting Pronouncements. Other amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

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

	Three Months Ended
	January 31,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$452	$109	$561	$404	$79	$483
Europe	147	110	257	143	83	226
Asia Pacific	340	223	563	331	210	541
Total revenue	$939	$442	$1,381	$878	$372	$1,250

End Market
Aerospace, Defense & Government	$310	$—	$310	$294	$—	$294
Commercial Communications	629	—	629	584	—	584
Electronic Industrial	—	442	442	—	372	372
Total revenue	$939	$442	$1,381	$878	$372	$1,250

Timing of Revenue Recognition
Revenue recognized at a point in time	$777	$380	$1,157	$730	$322	$1,052
Revenue recognized over time	162	62	224	148	50	198
Total revenue	$939	$442	$1,381	$878	$372	$1,250
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $72 million and $88 million as of January 31, 2023 and October 31, 2022, respectively, and is included in "accounts receivables, net" and "other assets" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $39 million and $38 million as of January

31, 2023 and October 31, 2022, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $19 million and $22 million for the three months ended January 31, 2023 and 2022, respectively.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Three Months Ended
January 31,
2023
(in millions)
Balance at October 31, 2022	$692
Deferral of revenue billed in current period, net of recognition	279
Revenue recognized that was deferred as of the beginning of the period	(217)
Foreign currency translation impact	17
Balance at January 31, 2023	$771
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $479 million as of January 31, 2023, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of January 31, 2023, we expect to fulfill 38 percent of these unsatisfied performance obligations during the remainder of 2023, 37 percent during 2024, and 25 percent thereafter.
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

	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Cost of products and services	$9	$8
Research and development	16	11
Selling, general and administrative	30	32
Total share-based compensation expense	$55	$51
Share-based compensation capitalized within inventory was $4 million and $3 million at January 31, 2023 and January 31, 2022, respectively.
Performance awards based on total shareholder return ("TSR") are valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The valuation is done once every year in the first quarter at the time of annual grants. The estimated fair value of RSUs and the financial metrics-based performance awards (both operating margin and earnings per share) is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period.

The following assumptions were used to estimate the fair value of TSR-based performance awards:

	Three Months Ended
	January 31,
	2023	2022
Volatility of Keysight shares	35%	36%
Volatility of S&P 500 Total Return index	25%	23%
Price-wise correlation with selected peers	75%	67%
4.    INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended
	January 31,
	2023	2022
in millions, except percentages
Income before taxes	$331	$264
Provision for income taxes	$71	$35
Effective tax rate	21.5%	13.1%
The effective tax rate increased 8.4 percentage points from the three months ended January 31, 2022 to the three months ended January 31, 2023 due to an increase in income before taxes, the impacts of U.S. tax research and experimental expenditures capitalization, and a decrease in discrete tax benefits. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022 requiring U.S. tax research and experimental expenditures to be capitalized and amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of U.S. tax research and experimental expenditures increases the provision for global intangible low-taxed income (“GILTI”) and is partially offset by an increase in the Foreign-Derived Intangible Income tax deduction.
The income tax expense for the three months ended January 31, 2023 and 2022 included a net discrete benefit of $1 million and $8 million, respectively. The decrease in discrete tax benefit for the three months ended January 31, 2023 was primarily due to a decrease in tax deductions related to stock compensation.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. For the three months ended January 31, 2023 and 2022 the impact of the tax incentives decreased the income tax provision by $25 million and $19 million, respectively. The increase in tax benefit for the three months ended January 31, 2023 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2018 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are numerous defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal, and a hearing is currently scheduled for April 2023.
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
5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	January 31,
	2023	2022
in millions, except per-share amounts
Net income	$260	$229
Basic weighted-average shares	178	183
Potential common shares— stock options and other employee stock plans	2	1
Diluted weighted-average shares	180	184
Net income per share - basic	$1.46	$1.25
Net income per share - diluted	$1.45	$1.24
Diluted shares outstanding primarily include the dilutive effect of non-vested RSUs and in-the-money options. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three months ended January 31, 2023 and 2022.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of January 31, 2023 and October 31, 2022 and the activity for the three months ended January 31, 2023 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2022	$1,022	$560	$1,582
Foreign currency translation impact	25	4	29
Goodwill at January 31, 2023	$1,047	$564	$1,611
There were no impairments for three months ended January 31, 2023 and 2022. As of January 31, 2023 and October 31, 2022, accumulated impairment losses on goodwill was $709 million.
Other intangible assets as of January 31, 2023 and October 31, 2022 consisted of the following:

	January 31, 2023			October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$992	$924	$68	$992	$914	$78
Backlog	17	17	—	17	17	—
Trademark/Tradename	36	31	5	36	31	5
Customer relationships	393	300	93	393	287	106
Total	$1,438	$1,272	$166	$1,438	$1,249	$189
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the three months ended January 31, 2023.
Amortization of other intangible assets was $23 million and $26 million for the three months ended January 31, 2023 and 2022, respectively.

Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2023 (remainder)	$59
2024	$43
2025	$25
2026	$16
2027	$9
Thereafter	$14
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2023 and October 31, 2022 were as follows:

	Fair Value Measurements at
	January 31, 2023					October 31, 2022
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,471	$1,471	$—	$—	$—	$1,338	$1,338	$—	$—	$—
Derivative instruments (foreign exchange contracts)	15	—	15	—	—	21	—	21	—	—
Long-term
Derivative instruments (interest rate swaps)	109	—	109	—	—	133	—	133	—	—
Equity investments	56	56	—	—	—	50	50	—	—	—
Other Investments	19	—	—	—	19	12	—	—	—	12
Total assets measured at fair value	$1,670	$1,527	$124	$—	$19	$1,554	$1,388	$154	$—	$12
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$12	$—	$12	$—	$—	$12	$—	$12	$—	$—
Long-term
Deferred compensation liability	25	—	25	—	—	22	—	22	—	—
Total liabilities measured at fair value	$37	$—	$37	$—	$—	$34	$—	$34	$—	$—
Net realized gain (loss) on sale of our equity investments was zero for both the three months ended January 31, 2023 and 2022. Net unrealized gain (loss) on our equity and other investments was a gain of $8 million and a loss of $4 million for the three months ended January 31, 2023 and 2022, respectively.
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
In 2020, we entered into forward starting interest rate swaps arrangement with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. We designated these derivative instruments as a cash flow hedge. In February 2023, we terminated the interest rate swap arrangement resulting in a deferred gain of $107 million in accumulated other comprehensive income (loss) to be amortized to interest expense over the term of the anticipated debt. The termination of the arrangement had no impact on the accompanying condensed consolidated financial statements.
Non-designated Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments.

The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 210 and 69, respectively, as of January 31, 2023. The aggregated notional amounts by currency and designation as of January 31, 2023 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$5	$10
British Pound	18	(39)
Singapore Dollar	35	37
Malaysian Ringgit	119	17
Japanese Yen	(162)	(72)
Other currencies	(19)	(41)
Total	$(4)	$(88)
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of January 31, 2023 and October 31, 2022 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2023	October 31, 2022	Balance Sheet Location	January 31, 2023	October 31, 2022
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$12	$18	Other accrued liabilities	$8	$10
Interest rate swap contracts:
Other assets	109	133

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	3	3	Other accrued liabilities	4	2
Total derivatives	$124	$154		$12	$12

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(24)	$8
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(3)	$(3)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$4	$1
Selling, general and administrative	$(2)	$(1)
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$(4)	$3
The estimated amount at January 31, 2023 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $2 million.
9.    DEBT
The following table summarizes the components of our long-term debt:

	January 31, 2023	October 31, 2022
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $1)	$599	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $3 and $3)	697	697
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $3 and $3)	497	497
Total debt	$1,793	$1,793
Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement that amended and restated the prior credit agreement dated February 15, 2017 in its entirety which provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2023 and October 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2023. On February 17, 2023, we entered into the first amendment to the Amended and Restated Credit Agreement to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2023 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. We were in compliance with the covenants of our senior notes during the three months ended January 31, 2023.

As of January 31, 2023 and October 31, 2022, we had $44 million and $38 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy is approximately $1,747 million and $1,679 million as of January 31, 2023 and October 31, 2022, respectively.
10.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2023 and 2022, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	January 31,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$4	$6	$2	$3	$—	$—
Interest cost on benefit obligation	9	6	7	4	2	1
Expected return on plan assets	(12)	(15)	(12)	(15)	(3)	(4)
Amortization of net actuarial loss	2	3	2	6	—	—
Net periodic benefit cost (benefit)	$3	$—	$(1)	$(2)	$(1)	$(3)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three months ended January 31, 2023 and 2022. We contributed $3 million to our non-U.S. defined benefit plans during both the three months ended January 31, 2023 and 2022.
For the remainder of 2023, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $7 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, employee retirements, market conditions, interest rates and other factors.
11.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	January 31, 2023	October 31, 2022
	(in millions)
Cash and cash equivalents	$2,228	$2,042
Restricted cash included in other assets	16	15
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,244	$2,057
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	January 31, 2023	October 31, 2022
	(in millions)
Finished goods	$342	$322
Purchased parts and fabricated assemblies	567	536
Total inventory	$909	$858

The increase in inventory for the three months ended January 31, 2023, was primarily driven by incremental stock build-up to secure supply to support order fulfillment.
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Operating lease cost	$13	$13
Variable lease cost	$4	$4
Supplemental cash flow information related to our operating leases was as follows:

	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Cash payment for operating leases	$14	$13
Right-of-use assets obtained in exchange for operating lease obligations	$9	$5
As of January 31, 2023, we have additional operating leases, primarily for real estate, that have not yet commenced of $17 million. These operating leases will commence in the remainder of fiscal year 2023 with lease terms of up to 15 years.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Beginning balance	$32	$34
Accruals for warranties, including change in estimates	9	7
Settlements made during the period	(7)	(6)
Ending balance	$34	$35

Accruals for warranties due within one year	$20	$21
Accruals for warranties due after one year	14	14
Ending balance	$34	$35
Other current assets

	January 31, 2023	October 31, 2022
	(in millions)
Prepaid assets	$295	$280
Other current assets	146	149
Total other current assets	$441	$429
Prepaid assets include deposits paid in advance to contract manufacturers of $206 million and $199 million as of January 31, 2023 and October 31, 2022, respectively.

12.    COMMITMENTS AND CONTINGENCIES
Commitments
During the three months ended January 31, 2023, there were no other material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which is suspended and designated for remediation activities over three years, including employment of a special compliance officer. To date, we have paid $2.1 million of the penalty. The suspended portion of the penalty has been satisfied by amounts we have spent on qualifying compliance activities to date.
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022 Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. We deny the allegations and are aggressively defending each case. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, or results of operations or cash flows, the outcome of litigation is inherently uncertain and is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
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
For the three months ended January 31, 2023, we repurchased 710,736 shares of common stock for $125 million. For the three months ended January 31, 2022, we repurchased 1,128,733 shares of common stock for $206 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2023 and 2022 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of October 31, 2022	$(185)	$(373)	$(6)	$110	$(454)
Other comprehensive income (loss) before reclassifications	81	—	—	(27)	54
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	6	—	(2)	4
Tax benefit (expense)	—	(1)	—	6	5
Other comprehensive income (loss)	81	5	—	(23)	63
As of January 31, 2023	$(104)	$(368)	$(6)	$87	$(391)

As of October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Other comprehensive income (loss) before reclassifications	(21)	—	—	5	(16)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	10	—	—	10
Tax benefit (expense)	—	(2)	—	(1)	(3)
Other comprehensive income (loss)	(21)	8	—	4	(9)
As of January 31, 2022	$(41)	$(448)	$(6)	$44	$(451)
Reclassifications out of accumulated other comprehensive loss for the three months ended January 31, 2023 and 2022 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Unrealized gain (loss) on derivatives	$4	$1	Cost of products
	(2)	(1)	Selling, general and administrative
	—	—	Benefit (provision) for income tax
	2	—	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(6)	(10)
	1	2	Benefit (provision) for income tax
	(5)	(8)	Net of income tax

Total reclassifications for the period	$(3)	$(8)
An amount in parentheses indicates a reduction to income and an increase to accumulated other comprehensive loss.
Reclassifications of net actuarial loss related to retirement plans and post retirement pension plans are included in the computation of net periodic benefit cost (see Note 10, "Retirement Plans and Post-Retirement Benefit Plans").

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

	Three Months Ended
	January 31,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$939	$442	$1,381	$878	$372	$1,250
Segment income from operations	$269	$140	$409	$237	$114	$351
The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Total reportable operating segments' income from operations	$409	$351
Share-based compensation	(55)	(51)
Amortization of acquisition-related balances	(23)	(26)
Acquisition and integration costs	(2)	(3)
Restructuring and others	(7)	—
Income from operations, as reported	322	271
Interest income	19	1
Interest expense	(19)	(20)
Other income (expense), net	9	12
Income before taxes, as reported	$331	$264
15.    SUBSEQUENT EVENTS
On February 7, 2023, we completed the acquisition of Cliosoft Inc. for approximately $100 million, net of cash acquired. Cliosoft's data and IP management tools enhance our portfolio of electronics design automation solutions. Cliosoft’s results will be included in Keysight’s consolidated financial statements from the date of acquisition and will be reported in the CSG and EISG operating segments.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, our transition to lower-cost regions, the existence of political or economic instability, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, the impact of new and ongoing litigation, inflationary pressures, impacts of supply chain constraints, impacts related to endemic and pandemic conditions, impacts related to net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, increases in attrition and our ability to retain key personnel, and our estimated or anticipated future results of operations, which involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Macro-economic headwinds and challenging geopolitical environment
Our global operations continue to be affected by many headwinds, including inflationary pressures, financial market volatility, currency movements, geopolitical tensions, trade restrictions and continuing supply chain constraints. These headwinds are also negatively impacting our customers' revenue, operating margin and cost of capital. Demand is moderating as our customers are becoming more cautious in spending to manage financial results and adapt to post-pandemic dynamics. Our exposure to multiple end markets, our diversified solutions portfolio and the strength of the Keysight Leadership Model position us well to weather these macro and industry dynamics and deliver consistent value to our customers.
For discussion of risks related to potential impacts of macro-economic headwinds and geopolitical challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three months ended January 31, 2023 and 2022
Total orders for the three months ended January 31, 2023 were $1,300 million, a decrease of 13 percent compared to the same period last year. For the three months ended January 31, 2023, orders declined across all regions. Foreign currency movements for the three months ended January 31, 2023 had an unfavorable impact of 3 percentage points on year-over-year order growth.
Revenue for the three months ended January 31, 2023 was $1,381 million, an increase of 10 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2023 had an unfavorable impact of 4 percentage points on the year-over-year revenue growth. For the three months ended January 31, 2023, revenue for both the Electronic Industrial Solutions Group and the Communications Solutions Group increased year-over-year, driven by strength in all the regions and across all end markets. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 68 percent and 32 percent, respectively, of total revenue for the three months ended January 31, 2023.
Net income for the three months ended January 31, 2023 was $260 million, compared to $229 million, for the same period last year. The increase in net income for the three months ended January 31, 2023 was primarily driven by higher revenue volume and higher interest income, partially offset by higher income tax expense, material costs, research and development expense, and selling, general and administrative expense.

Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies, such as 5G/6G, new mobility technologies, industrial internet of things ("IoT") and defense modernization. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, geopolitical tensions in regions outside of the U.S., and ongoing supply chain challenges. We remain confident in our long-term secular market growth trends and the strength of our operating model.
Critical Accounting Policies and Estimates
There were no material changes during the three months ended January 31, 2023 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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
Results from Operations - Three months ended January 31, 2023 and 2022
A summary of our results is as follows:

	Three Months Ended		Year over Year
	January 31,		Change
	2023	2022	Three Months
in millions, except margin data
Revenue	$1,381	$1,250	10%
Gross margin	63.9%	64.3%	—
Research and development	$227	$210	8%
Percentage of revenue	16%	17%	—
Selling, general and administrative	$338	$326	3%
Percentage of revenue	24%	26%	(2) ppts
Other operating expense (income), net	$(4)	$(3)	20%
Income from operations	$322	$271	19%
Operating margin	23.3%	21.7%	2 ppts
Interest income	$19	$1	3148%
Interest expense	$(19)	$(20)	(2)%
Other income (expense), net	$9	$12	(20)%
Income before taxes	$331	$264	26%
Provision for income taxes	$71	$35	105%
Net income	$260	$229	14%

Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table provides the percent change in revenue for the three months ended January 31, 2023 by geographic region and the impact of foreign currency movements as compared to the same period last year.

	Year over Year Change
	Three Months Ended
	January 31, 2023
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)
Americas	16%	—
Europe	14%	(7) ppts
Asia Pacific	4%	(6) ppts
Total revenue	10%	(4) ppts
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended January 31, 2023 was flat as compared to the same period last year, primarily driven by higher material costs, unfavorable mix and higher variable people-related costs offset by price increases.
R&D expense for the three months ended January 31, 2023 increased 8 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs. As a percentage of revenue, R&D expense was 16 percent for the three months ended January 31, 2023 as compared to 17 percent for the same period last year.
Selling, general and administrative expense for the three months ended January 31, 2023 increased 3 percent compared to the same period last year, primarily driven by higher infrastructure-related, travel-related and variable people-related costs.
Other operating expense (income), net for the three months ended January 31, 2023 was income of $4 million compared to income of $3 million for the same period last year.
Operating margin for the three months ended January 31, 2023 increased 2 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales.
Interest income for the three months ended January 31, 2023 was $19 million as compared to $1 million for the comparable period last year and primarily relates to interest earned on our cash balances. The increase in interest income for the three months ended January 31, 2023 is primarily driven by an increase in interest rates. Interest expense for the three months ended January 31, 2023 was $19 million, as compared to $20 million, for the comparable period last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three months ended January 31, 2023 was income of $9 million, compared to income of $12 million for the same period last year and primarily includes income related to our defined benefit and post-retirement benefit plans and the change in fair value of our equity and other investments. The decrease in net other income for the three months ended January 31, 2023 compared to the same period last year was primarily driven by higher amortization of net actuarial losses and currency losses, partially offset by a net gain on our equity investments.
As of January 31, 2023, our headcount was approximately 15,000 compared to approximately 14,300 at January 31, 2022.
Income Taxes
The following table provides details of income taxes:

	Three Months Ended
	January 31,
	2023	2022
in millions, except percentages
Income before taxes	$331	$264
Provision for income taxes	$71	$35
Effective tax rate	21.5%	13.1%

The effective tax rate increased 8.4 percentage points from the three months ended January 31, 2022 to the three months ended January 31, 2023 due to an increase in income before taxes, the impacts of U.S. tax research and experimental expenditures capitalization, and a decrease in discrete tax benefits. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022 requiring U.S. tax research and experimental expenditures to be capitalized and amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of U.S. tax research and experimental expenditures increases the provision for global intangible low-taxed income (“GILTI”) and is partially offset by an increase in the Foreign-Derived Intangible Income tax deduction.
The income tax expense for the three months ended January 31, 2023 and 2022 included a net discrete benefit of $1 million and $8 million, respectively. The decrease in discrete tax benefit for the three months ended January 31, 2023 was primarily due to a decrease in tax deductions related to stock compensation.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. For the three months ended January 31, 2023 and 2022 the impact of the tax incentives decreased the income tax provision by $25 million and $19 million, respectively. The increase in tax benefit for the three months ended January 31, 2023 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2018 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are numerous defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all avenues to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal, and a hearing is currently scheduled for April 2023.
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
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax law, tax rates, or in the composition of earnings in countries with differing tax rates may affect deferred tax assets and liabilities recorded and our future effective tax rate. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for Keysight beginning November 1, 2023. In addition, the Organization for Economic Cooperation and Development (“OECD”) announced that it reached agreement among 136 countries to implement a minimum fifteen percent tax rate on certain multinational enterprises, commonly referred to as the Pillar Two proposals. Many countries continue to consider changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities.

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
Revenue

	Three Months Ended		Year over Year
	January 31,		Change
	2023	2022	Three Months
in millions
Total revenue	$939	$878	7%
The Communications Solutions Group revenue for the three months ended January 31, 2023 increased 7 percent when compared to the same period last year. Revenue grew across all regions and in both the commercial communications and the aerospace, defense and government end markets. Foreign currency movements had an unfavorable impact of 4 percentage points on year-over-year revenue growth. Investment continues to support new communications technologies like 5G, Open Radio Access Networks ("O-RAN"), data center networking including 800G, terabit communications solutions, spectrum operations, cybersecurity, space and satellite solutions and major defense and government programs worldwide.
The commercial communications end market revenue for the three months ended January 31, 2023 increased 8 percent year-over-year and represented 67 percent of total Communications Solutions Group revenue. Revenue grew across all regions. Wireless 5G development and manufacturing of devices, O-RAN, components and operators, and high-speed data solutions to support data centers and the cloud drove the revenue growth.
The aerospace, defense and government end market revenue for the three months ended January 31, 2023 increased 5 percent year-over-year and represented 33 percent of total Communications Solutions Group revenue. The growth in the Americas and Europe was partially offset by a decline in Asia Pacific. We continue to see investments in spectrum operations, cybersecurity, and satellites and space, as well as new commercial technologies like 5G and early 6G research applications.
Gross Margin and Operating Margin

	Three Months Ended		Year over Year
	January 31,		Change
	2023	2022	Three Months
in millions, except margin data
Gross margin	67.5%	67.3%	—
Research and development	$156	$149	5%
Selling, general and administrative	$210	$207	1%
Other operating expense (income), net	$(3)	$(2)	17%
Income from operations	$269	$237	14%
Operating margin	28.7%	26.9%	2 ppts
Gross margin for the three months ended January 31, 2023 was flat as compared to the same period last year, primarily driven by price increases, offset by higher material costs, unfavorable mix and higher variable people-related costs.
R&D expense for the three months ended January 31, 2023 increased 5 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs.
Selling, general and administrative expense for the three months ended January 31, 2023 increased 1 percent compared to the same period last year, primarily driven by higher infrastructure-related, travel-related and variable people-related costs.

Other operating expense (income), net for the three months ended January 31, 2023 was income of $3 million compared to income of $2 million for the same period last year.
Operating margin for the three months ended January 31, 2023 increased 2 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales.
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
Revenue

	Three Months Ended		Year over Year
	January 31,		Change
	2023	2022	Three Months
in millions
Total revenue	$442	$372	19%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2023 increased 19 percent, compared to the same period last year. For the three months ended January 31, 2023, revenue grew across all regions. Foreign currency movements for the three months ended January 31, 2023 had an unfavorable impact of 5 percentage points on year-over-year revenue growth. The strong revenue growth was driven by continued investments in next-generation mobility and semiconductor technologies, and emerging verticals like digital health and industrial IoT.
Gross Margin and Operating Margin

	Three Months Ended		Year over Year
	January 31,		Change
	2023	2022	Three Months
in millions, except margin data
Gross margin	60.5%	62.6%	(2) ppts
Research and development	$54	$49	10%
Selling, general and administrative	$74	$70	5%
Other operating expense (income), net	$(1)	$(1)	—
Income from operations	$140	$114	23%
Operating margin	31.8%	30.7%	1 ppt
Gross margin for the three months ended January 31, 2023 decreased 2 percentage points compared to the same period last year, primarily driven by higher material costs, partially offset by price increases.
R&D expense for the three months ended January 31, 2023 increased 10 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs.
Selling, general and administrative expense for the three months ended January 31, 2023 increased 5 percent compared to the same period last year, primarily driven by higher infrastructure-related, travel-related and variable people-related costs.
Other operating expense (income), net for the three months ended January 31, 2023 was income of $1 million compared to income of $1 million for the same period last year.
Operating margin for the three months ended January 31, 2023 increased 1 percentage point compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales, partially offset by gross margin declines.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Three Months Ended
	January 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$366	$224
Net cash used in investing activities	$(60)	$(49)
Net cash used in financing activities	$(139)	$(247)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding and other items impact reported cash flows.
Net cash provided by operating activities increased $142 million during the three months ended January 31, 2023 compared to the same period last year.
•Net income for the three months ended January 31, 2023 increased $31 million compared to the same period last year. Non-cash adjustments to net income were lower by $21 million primarily due to a $10 million increase in deferred tax benefit, a $4 million decrease in amortization and depreciation, and a $11 million decrease in other non-cash adjustments, partially offset by a $4 million increase in share-based compensation.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $57 million during the first three months of fiscal 2023 compared to net cash used of $11 million in the same period last year, primarily due to timing of invoices, and an increase in inventory driven by incremental stock build-up to secure supply to support order fulfillment, partially offset by higher collections, net of payments. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Other movements in assets and liabilities provided net cash of $57 million during the first three months of fiscal 2023 compared to net cash used of $121 million in the same period last year, primarily due to a higher income tax expense, an increase in deferred revenue, lower variable compensation and other payroll-related payments, net of accruals and lower prepaid inventory deposits.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities increased $11 million during the three months ended January 31, 2023 compared to the same period last year. Investments in property, plant and equipment were $60 million and $42 million for the three months ended January 31, 2023 and 2022, respectively. We used $7 million, net of cash acquired, for acquisition activity for the three months ended January 31, 2022.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards and treasury stock repurchases.
Net cash used in financing activities decreased $108 million during the three months ended January 31, 2023 compared to the same period last year, primarily due to lower treasury stock repurchases and lower payment of taxes related to net share settlement of equity awards.

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
Debt

	January 31, 2023	October 31, 2022
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$750
On July 30, 2021, we entered into an amended and restated credit agreement that amended and restated the prior credit agreement dated February 15, 2017 in its entirety which provides for a $750 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that will expire on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. In addition, the credit agreement permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the facility for general corporate purposes. As of January 31, 2023 and October 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility and senior notes during the three months ended January 31, 2023. See note 9, "Debt" for additional information. On February 17, 2023, we entered into the first amendment to the Amended and Restated Credit Agreement to change the annual interest rate from LIBOR +1 percent to SOFR + 1.1 percent.
Cash and cash requirements
Cash

	January 31, 2023	October 31, 2022
	(in millions)
Cash, cash equivalents and restricted cash	$2,244	$2,057
U.S.	$823	$371
Non U.S.	$1,421	$1,686
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
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
There were no material changes in our liabilities toward uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2023, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $7 million million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See note 10, "Retirement plans and post-retirement benefit plans."
Additionally, we expect capital spending to be approximately $250 million in 2023, with greater investments in capacity expansion and technology investments.
As of January 31, 2023, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There were no material changes during the three months ended January 31, 2023 to this information reported in the company’s 2022 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022 Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. We deny the allegations and are aggressively defending each case. Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, or results of operations or cash flows, the outcome of litigation is inherently uncertain and is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in a financial period.
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
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Escalation in regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in closure of facilities in sanctioned countries, such as our recent decision to discontinue operations in Russia. In addition, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which has resulted in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and market instability, which could adversely impact our financial results.
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

•negative impact of economic and political measures taken by a country to contain the spread of global pandemic conditions;
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
Our ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies and business performance. Appropriate targets for acquisition are difficult to identify and complete for a variety of reasons, including but not limited to, limited due diligence, high valuations, difficulty obtaining business and intellectual property evaluations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. The inability to close appropriate acquisitions on acceptable terms could adversely impact our growth rate, revenue, and financial performance.
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
From time to time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. which are alleged to infringe Centripetal patents. Although we deny the allegations and are aggressively defending each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict.
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
Our pending patent, copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage. We apply for trademarks related to new global brand name in various jurisdictions worldwide. Any successful opposition to our applications in material jurisdictions could impose material costs on us or make it more difficult to protect our brand. Different jurisdictions vary widely in the level of protection and priority they give to trademark and other intellectual property rights.
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
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight should be enjoined from importing certain products that are manufactured outside of the U.S. and alleged to infringe Centripetal patents. Although we deny the allegations and are aggressively defending each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could adversely affect our business, operating results or financial condition.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2023.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2022 through November 30, 2022	10,285	$159.89	10,285	$348,975,293
December 1, 2022 through December 31, 2022	420,406	$175.41	420,406	$275,230,354
January 1, 2023 through January 31, 2023	280,045	$178.54	280,045	$225,230,518
Total	710,736		710,736

(1)	On November 18, 2021, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,200 million of the company’s common stock, replacing the previously approved November 2020 program, under which $77 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6. Exhibits

Exhibit
Number	Description

10.1	First amendment to Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	March 3, 2023	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2023	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)