Form 10-Q
period 2023-04-30
Keysight Technologies, Inc.
filed 2023-05-31
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at May 26, 2023 was 178,367,757.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Revenue:
Products	$1,108	$1,092	$2,222	$2,102
Services and other	282	259	549	499
Total revenue	1,390	1,351	2,771	2,601
Costs and expenses:
Cost of products	384	402	789	760
Cost of services and other	97	90	190	178
Total costs	481	492	979	938
Research and development	222	210	449	420
Selling, general and administrative	337	319	675	645
Other operating expense (income), net	(4)	3	(8)	—
Total costs and expenses	1,036	1,024	2,095	2,003
Income from operations	354	327	676	598
Interest income	22	1	41	2
Interest expense	(20)	(19)	(39)	(39)
Other income (expense), net	5	(2)	14	10
Income before taxes	361	307	692	571
Provision for income taxes	78	49	149	84
Net income	$283	$258	$543	$487

Net income per share:
Basic	$1.59	$1.42	$3.04	$2.67
Diluted	$1.58	$1.41	$3.02	$2.65

Weighted average shares used in computing net income per share:
Basic	178	181	178	182
Diluted	179	183	179	183

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Net income	$283	$258	$543	$487
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of zero, $(9), $6 and $(10)	1	36	(20)	40
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(1)	(2)	(3)	(2)
Foreign currency translation, net of tax benefit (expense) of zero	(11)	(65)	70	(86)
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $1, $2, $2 and $4	3	8	8	16
Other comprehensive income (loss)	(8)	(23)	55	(32)
Total comprehensive income	$275	$235	$598	$455

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	April 30, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,498	$2,042
Accounts receivable, net	864	905
Inventory	948	858
Other current assets	454	429
Total current assets	4,764	4,234
Property, plant and equipment, net	746	690
Operating lease right-of-use assets	224	220
Goodwill	1,661	1,582
Other intangible assets, net	198	189
Long-term investments	82	62
Long-term deferred tax assets	669	667
Other assets	364	454
Total assets	$8,708	$8,098
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$302	$348
Employee compensation and benefits	317	333
Deferred revenue	568	495
Income and other taxes payable	80	96
Operating lease liabilities	42	39
Other accrued liabilities	113	96
Total current liabilities	1,422	1,407
Long-term debt	1,793	1,793
Retirement and post-retirement benefits	62	58
Long-term deferred revenue	222	197
Long-term operating lease liabilities	188	186
Other long-term liabilities	316	296
Total liabilities	4,003	3,937
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 199 million shares at April 30, 2023 and 199 million shares at October 31, 2022 issued	2	2
Treasury stock at cost; 21.2 million shares at April 30, 2023 and 20.5 million shares at October 31, 2022	(2,399)	(2,274)
Additional paid-in-capital	2,404	2,333
Retained earnings	5,097	4,554
Accumulated other comprehensive loss	(399)	(454)
Total stockholders' equity	4,705	4,161
Total liabilities and equity	$8,708	$8,098

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income	$543	$487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59	59
Amortization	49	53
Share-based compensation	84	77
Deferred tax expense (benefit)	(2)	13
Excess and obsolete inventory-related charges	13	13
Unrealized loss (gain) on equity and other investments	(5)	13
Other non-cash expense (income), net	1	9
Changes in assets and liabilities:
Accounts receivable	61	(84)
Inventory	(93)	(54)
Accounts payable	(41)	31
Employee compensation and benefits	(35)	(41)
Deferred revenue	81	90
Income taxes payable	(32)	(26)
Retirement and post-retirement benefits	(4)	(14)
Interest rate swap agreement termination proceeds	107	—
Prepaid assets	(27)	(78)
Other assets and liabilities	30	(26)
Net cash provided by operating activities	789	522
Cash flows from investing activities:
Investments in property, plant and equipment	(113)	(95)
Acquisition of businesses and intangible assets, net of cash acquired	(85)	(17)
Purchase of investments	(7)	(30)
Net cash used in investing activities	(205)	(142)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	33	31
Payment of taxes related to net share settlement of equity awards	(47)	(74)
Treasury stock repurchases	(125)	(484)
Other financing activities	(1)	—
Net cash used in financing activities	(140)	(527)
Effect of exchange rate movements	13	(21)
Net increase (decrease) in cash, cash equivalents, and restricted cash	457	(168)
Cash, cash equivalents, and restricted cash at beginning of period	2,057	2,068
Cash, cash equivalents, and restricted cash at end of period	$2,514	$1,900
Supplemental cash flow information:
Interest payments	$37	$37
Income tax paid, net	$180	$122
Investments in property, plant and equipment included in accounts payable	$23	$19
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 31, 2023	199,382	$2	$2,378	(21,247)	$(2,399)	$4,814	$(391)	$4,404
Net income	—	—	—	—	—	283	—	283
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(8)	(8)
Issuance of common stock	16	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	27	—	—	—	—	27
Repurchase of common stock	—	—	—	—	—	—	—	—
Balance as of April 30, 2023	199,398	$2	$2,404	(21,247)	$(2,399)	$5,097	$(399)	$4,705

Balance as of October 31, 2022	198,569	$2	$2,333	(20,536)	$(2,274)	$4,554	$(454)	$4,161
Net income	—	—	—	—	—	543	—	543
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	55	55
Issuance of common stock	829	—	33	—	—	—	—	33
Taxes related to net share settlement of equity awards	—	—	(47)	—	—	—	—	(47)
Share-based compensation	—	—	85	—	—	—	—	85
Repurchase of common stock	—	—	—	(711)	(125)	—	—	(125)
Balance as of April 30, 2023	199,398	$2	$2,404	(21,247)	$(2,399)	$5,097	$(399)	$4,705

Balance as of January 31, 2022	198,195	$2	$2,231	(16,223)	$(1,631)	$3,659	$(451)	$3,810
Net income	—	—	—	—	—	258	—	258
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(23)	(23)
Issuance of common stock	34	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	(1)
Share-based compensation	—	—	24	—	—	—	—	24
Repurchase of common stock	—	—	—	(1,878)	(289)	—	—	(289)
Balance as of April 30, 2022	198,229	$2	$2,254	(18,101)	$(1,920)	$3,917	$(474)	$3,779

Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$3,784
Net income	—	—	—	—	—	487	—	487
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(32)	(32)
Issuance of common stock	981	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(73)	—	—	—	—	(73)
Share-based compensation	—	—	77	—	—	—	—	77
Repurchase of common stock	—	—	—	(3,007)	(495)	—	—	(495)
Balance as of April 30, 2022	198,229	$2	$2,254	(18,101)	$(1,920)	$3,917	$(474)	$3,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customers' product development lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2023 and October 31, 2022, results of operations for the three and six months ended April 30, 2023 and 2022, and cash flows for the six months ended April 30, 2023 and 2022.
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
Reclassifications. Beginning in fiscal year 2023, to align the presentation of revenue with the manner in which management reviews such information, the presentation of "products" and "services and other" revenue and the presentation of "costs and expenses" in the condensed consolidated statement of operations were reclassified to move revenue and costs and expenses primarily related to bundled licenses and technical support services from products to "services and other." This resulted in reclassification of $20 million and $40 million, respectively, from "products" revenue to "services and other" revenue for the three and six months ended April 30, 2022, and $2 million and $5 million, respectively, from "cost of products" to "cost of services and other" for the three and six months ended April 30, 2022 to conform to the current presentation. This change had no impact on reported total revenue, income from operations and net income in our condensed consolidated statement of operations.
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

	Three Months Ended
	April 30,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$424	$93	$517	$468	$95	$563
Europe	128	101	229	131	87	218
Asia Pacific	385	259	644	364	206	570
Total revenue	$937	$453	$1,390	$963	$388	$1,351

End Market
Aerospace, Defense & Government	$310	$—	$310	$291	$—	$291
Commercial Communications	627	—	627	672	—	672
Electronic Industrial	—	453	453	—	388	388
Total revenue	$937	$453	$1,390	$963	$388	$1,351

Timing of Revenue Recognition
Revenue recognized at a point in time	$775	$390	$1,165	$805	$335	$1,140
Revenue recognized over time	162	63	225	158	53	211
Total revenue	$937	$453	$1,390	$963	$388	$1,351

	Six Months Ended
	April 30,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$876	$202	$1,078	$872	$174	$1,046
Europe	275	$211	486	274	170	444
Asia Pacific	725	$482	1,207	695	416	1,111
Total revenue	$1,876	$895	$2,771	$1,841	$760	$2,601

End Market
Aerospace, Defense & Government	$620	$—	$620	$585	$—	$585
Commercial Communications	1,256	—	1,256	1,256	—	1,256
Electronic Industrial	—	895	895	—	760	760
Total revenue	$1,876	$895	$2,771	$1,841	$760	$2,601

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,552	$770	$2,322	$1,535	$657	$2,192
Revenue recognized over time	324	125	449	306	103	409
Total revenue	$1,876	$895	$2,771	$1,841	$760	$2,601
Our point-in-time revenues are generated predominantly from the sale of various types of design and test software and hardware, and per-incident repair and calibration services. Perpetual software and the portion of term software subscription revenue in this category represents revenue recognized upfront upon transfer of control at the time of electronic delivery. Revenue on per-incident repair and calibration services is recognized when services are performed. Over-time revenues are generated predominantly from repair and calibration contracts, extended warranties, technical support for hardware and software, certain software subscription and Software as a Service ("SaaS") product offerings, and professional services. Technical support for software and when-and-if available software updates and upgrades are sold either together with our software licenses and software subscriptions, including SaaS, or separately as part of our customer support programs.

Additionally, we provide custom solutions that include combinations of hardware, software, software subscriptions, installation, professional services, and other support services, and revenue may be recognized either up front on delivery or over time depending upon the terms of the contract.
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $60 million and $88 million as of April 30, 2023 and October 31, 2022, respectively, and is included in "accounts receivables, net" and "other assets" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $33 million and $38 million as of April 30, 2023 and October 31, 2022, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $18 million and $37 million for the three and six months ended April 30, 2023, respectively, and $23 million and $45 million for the corresponding periods last year.
Contract liabilities
Our contract liabilities consist of deferred revenue that arises when we receive consideration in advance of providing the goods or services promised in the contract. Contract liabilities are primarily generated from customer deposits received in advance of shipments for products or rendering of services and are recognized as revenue when products are shipped or services are provided to the customer. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue.
The following table provides a roll-forward of our contract liabilities, current and non-current:

Six Months Ended
April 30,
2023
(in millions)
Balance at October 31, 2022	$692
Deferral of revenue billed in current period, net of recognition	414
Deferred revenue arising out of acquisitions	4
Revenue recognized that was deferred as of the beginning of the period	(333)
Foreign currency translation impact	13
Balance at April 30, 2023	$790
Of the $333 million of revenue recognized in the six months ended April 30, 2023 that was deferred as of the beginning of the period, approximately $116 million was recognized in the three months ended April 30, 2023.
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $552 million as of April 30, 2023, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of April 30, 2023, we expect to fulfill 26 percent of these remaining performance obligations during the remainder of 2023, 40 percent during 2024, and 34 percent thereafter.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Cost of products and services	$7	$6	$16	$14
Research and development	7	5	23	16
Selling, general and administrative	15	15	45	47
Total share-based compensation expense	$29	$26	$84	$77
Share-based compensation capitalized within inventory was $2 million and zero at April 30, 2023 and April 30, 2022, respectively.
4.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
in millions, except percentages
Income before taxes	$361	$307	$692	$571
Provision for income taxes	$78	$49	$149	$84
Effective tax rate	21.8%	16.1%	21.6%	14.8%
The tax expense for the three and six months ended April 30, 2023 was higher compared to the same periods last year primarily due to the impacts of U.S. tax research and experimental expenditures capitalization, an increase in income before taxes and an increase in discrete tax expense. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022 requiring U.S. tax research and experimental expenditures to be capitalized and amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of U.S. tax research and experimental expenditures increases the provision for global intangible low-taxed income (“GILTI”) and is partially offset by an increase in the Foreign-Derived Intangible Income tax deduction.
The income tax expense for the three and six months ended April 30, 2023 included a net discrete expense of $3 million and $2 million, respectively. The income tax expense for the three and six months ended April 30, 2022 included a net discrete benefit of $1 million and $9 million, respectively.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. The impact of the tax incentives decreased the income tax provision by $49 million and $39 million for the six months ended April 30, 2023 and 2022, respectively. The increase in tax benefit for the six months ended April 30, 2023 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2018 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal. There was an initial hearing with the Court of Appeal in April 2023, and a subsequent hearing is scheduled for July 2023. There are limited further legal options available after the conclusion is returned from the Court of Appeal.
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
5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
in millions, except per-share amounts
Net income	$283	$258	$543	$487
Basic weighted-average shares	178	181	178	182
Potential common shares	1	2	1	1
Diluted weighted-average shares	179	183	179	183
Net income per share - basic	$1.59	$1.42	$3.04	$2.67
Net income per share - diluted	$1.58	$1.41	$3.02	$2.65
Diluted shares outstanding primarily include the dilutive effect of non-vested RSUs and in-the-money options. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three and six months ended April 30, 2023 and 2022.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of April 30, 2023 and October 31, 2022 and the activity for the six months ended April 30, 2023 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2022	$1,022	$560	$1,582
Foreign currency translation impact	17	5	22
Goodwill arising from acquisitions	36	21	57
Goodwill at April 30, 2023	$1,075	$586	$1,661
There were no impairments for the three and six months ended April 30, 2023 and 2022. As of April 30, 2023 and October 31, 2022, accumulated impairment losses on goodwill was $709 million.

Other intangible assets as of April 30, 2023 and October 31, 2022 consisted of the following:

	April 30, 2023			October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,033	$934	$99	$992	$914	$78
Backlog	19	17	2	17	17	—
Trademark/Tradename	36	32	4	36	31	5
Customer relationships	407	314	93	393	287	106
Total	$1,495	$1,297	$198	$1,438	$1,249	$189
During the second quarter of fiscal 2023, we acquired Cliosoft, Inc. ("Cliosoft") for approximately $85 million, net of $15 million cash acquired. Cliosoft's data and IP management tools enhance our portfolio of electronic design automation solutions. Based on a preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed, we recognized additions to goodwill and other intangible assets of $57 million and $56 million, respectively. The identified intangible assets primarily consist of developed technology of $41 million, customer relationships of $13 million and backlog of $2 million. The estimated useful lives of developed technology range between 6 to 7 years, customer relationships of 6 years, and backlog of 3 years. Goodwill for the acquisition was assigned to the CSG and EISG operating segments using the relative fair value allocation approach. We do not e    xpect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the six months ended April 30, 2023.
During the six months ended April 30, 2023, other intangible assets increased $1 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $25 million and $48 million, respectively, for the three and six months ended April 30, 2023. Amortization of other intangible assets was $26 million and $52 million, respectively, for the three and six months ended April 30, 2022.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2023 (remainder)	$42
2024	$53
2025	$35
2026	$24
2027	$18
Thereafter	$26
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2023 and October 31, 2022 were as follows:

	Fair Value Measurements at
	April 30, 2023					October 31, 2022
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,794	$1,794	$—	$—	$—	$1,338	$1,338	$—	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—	—	21	—	21	—	—
Long-term
Derivative instruments (interest rate swap contracts)	—	—	—	—	—	133	—	133	—	—
Equity investments	56	56	—	—	—	50	50	—	—	—
Other investments	26	—	—	—	26	12	—	—	—	12
Total assets measured at fair value	$1,890	$1,850	$14	$—	$26	$1,554	$1,388	$154	$—	$12
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—	$—	$12	$—	$12	$—	$—
Long-term
Deferred compensation liability	26	—	26	—	—	22	—	22	—	—
Total liabilities measured at fair value	$31	$—	$31	$—	$—	$34	$—	$34	$—	$—
During the three and six months ended April 30, 2023, we terminated forward-starting interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the anticipated debt. See Note 8, "Derivatives," for additional information.
During the three and six months ended April 30, 2023, we made a cost-method investment of $7 million classified as "other investments" in the table above. Net realized gain (loss) on sale of our equity and other investments was zero for both the three and six months ended April 30, 2023 and 2022. Net unrealized gain (loss) on our equity and other investments was a loss of $1 million and a gain of $7 million for the three and six months ended April 30, 2023, respectively. The net unrealized loss on our equity and other investments was $12 million and $16 million for the three and six months ended April 30, 2022, respectively.
Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity or fixed income investments without readily determinable fair values that are measured at cost adjusted for observable changes in price or impairments and convertible notes are not categorized in the fair value hierarchy and are presented as "Other Investments" in the table above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
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
In 2020, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. We designated these derivative instruments as a cash flow hedge. During the three and six months ended April 30, 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) to be amortized to interest expense over the term of the anticipated debt.
Non-designated Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments.
The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 202 and 73, respectively, as of April 30, 2023. The aggregated notional amounts by currency and designation as of April 30, 2023 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$2	$1
British Pound	13	(40)
Singapore Dollar	34	24
Malaysian Ringgit	116	16
Japanese Yen	(135)	(88)
Other currencies	(29)	(54)
Total	$1	$(141)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of April 30, 2023 and October 31, 2022 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2023	October 31, 2022	Balance Sheet Location	April 30, 2023	October 31, 2022
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$10	$18	Other accrued liabilities	$4	$10
Interest rate swap contracts:
Other assets	—	133

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	4	3	Other accrued liabilities	1	2
Total derivatives	$14	$154		$5	$12
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(2)	$40	$(26)	$48
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$3	$5	$—	$2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$—	$3	$4	$4
Selling, general and administrative	$1	$(1)	$(1)	$(2)
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$—	$2	$—
Selling, general and administrative	$—	$1	$—	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$4	$10	$—	$13
The estimated amount at April 30, 2023 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $5 million.

9.    DEBT
The following table summarizes the components of our long-term debt:

	April 30, 2023	October 31, 2022
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $1)	$599	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $3 and $3)	697	697
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $3 and $3)	497	497
Total debt	$1,793	$1,793
Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that amended and restated the prior credit agreement dated February 15, 2017 in its entirety and provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2023 and October 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2023.
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2023 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. We were in compliance with the covenants of our senior notes during the six months ended April 30, 2023.
As of April 30, 2023 and October 31, 2022, we had $41 million and $38 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy is approximately $1,743 million and $1,679 million as of April 30, 2023 and October 31, 2022, respectively.
10.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2023 and 2022, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	April 30,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$4	$6	$3	$4	$—	$—
Interest cost on benefit obligation	9	6	8	4	2	1
Expected return on plan assets	(12)	(15)	(14)	(15)	(3)	(3)
Amortization of net actuarial loss	2	2	2	6	1	1
Net periodic benefit cost (benefit)	$3	$(1)	$(1)	$(1)	$—	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended
	April 30,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$8	12	$5	$7	$—	$—
Interest cost on benefit obligation	18	12	15	8	4	2
Expected return on plan assets	(24)	(30)	(26)	(30)	(6)	(7)
Amortization of net actuarial loss	4	5	4	12	1	1
Net periodic benefit cost (benefit)	$6	$(1)	$(2)	$(3)	$(1)	$(4)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and six months ended April 30, 2023 and 2022. We contributed $2 million and $5 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2023, respectively. We contributed $1 million and $4 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2022, respectively.
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
11.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	April 30, 2023	October 31, 2022
	(in millions)
Cash and cash equivalents	$2,498	$2,042
Restricted cash included in other assets	16	15
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,514	$2,057
Restricted cash relates primarily to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	April 30, 2023	October 31, 2022
	(in millions)
Finished goods	$361	$322
Purchased parts and fabricated assemblies	587	536
Total inventory	$948	$858
The increase in inventory for the six months ended April 30, 2023, was primarily driven by incremental stock build-up to secure supply to support order fulfillment along with an increase in demo inventory.

Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating lease cost	$13	$12	$26	$25
Variable lease cost	$6	$4	$10	$8
Supplemental information related to our operating leases was as follows:

	Six Months Ended
	April 30,
	2023	2022
	(in millions)
Cash payment for operating leases	$27	$24
Right-of-use assets obtained in exchange for operating lease obligations	$23	$11
As of April 30, 2023, we have additional operating leases, primarily for real estate, that have not yet commenced of $17 million. These operating leases will commence in the remainder of fiscal year 2023 with lease terms of up to 15 years.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2023	2022
	(in millions)
Beginning balance	$32	$34
Accruals for warranties, including change in estimates	16	11
Settlements made during the period	(14)	(12)
Ending balance	$34	$33

Accruals for warranties due within one year	$20	$19
Accruals for warranties due after one year	14	14
Ending balance	$34	$33
Other current assets

	April 30, 2023	October 31, 2022
	(in millions)
Prepaid assets	$317	$280
Other current assets	137	149
Total other current assets	$454	$429
Prepaid assets include deposits paid in advance to contract manufacturers of $233 million and $199 million as of April 30, 2023 and October 31, 2022, respectively.

12.    COMMITMENTS AND CONTINGENCIES
Commitments
During the six months ended April 30, 2023, there were no other material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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
13.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 7, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program authorizing the purchase of up to $1,200 million of the company’s common stock, of which $225 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date.
For the six months ended April 30, 2023, we repurchased 710,736 shares of common stock for $125 million. For the six months ended April 30, 2022, we repurchased 3,006,809 shares of common stock for $495 million. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method, including $11 million stock repurchases which were pending settlement as of April 30, 2022.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2023 and 2022 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of January 31, 2023	$(104)	$(368)	$(6)	$87	$(391)
Other comprehensive income (loss) before reclassifications	(11)	—	—	1	(10)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	4	—	(1)	3
Tax benefit (expense)	—	(1)	—	—	(1)
Other comprehensive income (loss)	(11)	3	—	—	(8)
As of April 30, 2023	$(115)	$(365)	$(6)	$87	$(399)

As of October 31, 2022	$(185)	$(373)	$(6)	$110	$(454)
Other comprehensive income (loss) before reclassifications	70	—	—	(26)	44
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	10	—	(3)	7
Tax benefit (expense)	—	(2)	—	6	4
Other comprehensive income (loss)	70	8	—	(23)	55
As of April 30, 2023	$(115)	$(365)	$(6)	$87	$(399)

As of January 31, 2022	$(41)	$(448)	$(6)	$44	$(451)
Other comprehensive income (loss) before reclassifications	(65)	—	—	45	(20)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	10	—	(2)	8
Tax benefit (expense)	—	(2)	—	(9)	(11)
Other comprehensive income (loss)	(65)	8	—	34	(23)
As of April 30, 2022	$(106)	$(440)	$(6)	$78	$(474)

As of October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Other comprehensive income (loss) before reclassifications	(86)	—	—	50	(36)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	20	—	(2)	18
Tax benefit (expense)	—	(4)	—	(10)	(14)
Other comprehensive income (loss)	(86)	16	—	38	(32)
As of April 30, 2022	$(106)	$(440)	$(6)	$78	$(474)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended April 30, 2023 and 2022 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Unrealized gain (loss) on derivatives	$—	$3	$4	$4	Cost of products
	1	(1)	(1)	(2)	Selling, general and administrative
	—	—	—	—	Benefit (provision) for income tax
	1	2	3	2	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial loss	(4)	(10)	(10)	(20)
	1	2	2	4	Benefit (provision) for income tax
	(3)	(8)	(8)	(16)	Net of income tax

Total reclassifications for the period	$(2)	$(6)	$(5)	$(14)
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

	Three Months Ended
	April 30,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$937	$453	$1,390	$963	$388	$1,351
Segment income from operations	$266	$157	$423	$271	$118	$389

	Six Months Ended
	April 30,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$1,876	$895	$2,771	$1,841	$760	$2,601
Segment income from operations	$535	$297	$832	$508	$232	$740

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Total reportable operating segments' income from operations	$423	$389	$832	$740
Share-based compensation	(29)	(26)	(84)	(77)
Amortization of acquisition-related balances	(25)	(26)	(48)	(52)
Acquisition and integration costs	(3)	(2)	(5)	(5)
Restructuring and others	(12)	(8)	(19)	(8)
Income from operations, as reported	354	327	676	598
Interest income	22	1	41	2
Interest expense	(20)	(19)	(39)	(39)
Other income (expense), net	5	(2)	14	10
Income before taxes, as reported	$361	$307	$692	$571
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or recession, rising interest rates, slowing demand for products or services, volatility in financial markets, decreased access to credit, supply chain constraints, the existence of political or economic instability, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, the impact of new and ongoing litigation, impacts related to endemic and pandemic conditions, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
Basis of Presentation
The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarter periods.
Overview and Executive Summary
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a technology company that helps enterprises, service providers and governments accelerate innovation to connect and secure the world by providing electronic design and test solutions that are used in the simulation, design, validation, manufacture, installation, optimization and secure operation of electronics systems in the communications, networking and electronics industries. We also offer customization, consulting and optimization services throughout the customers' product development lifecycle, including start-up assistance, asset management, up-time services, application services and instrument calibration and repair.

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
Macro-economic headwinds and challenging geopolitical environment
Our global operations continue to be affected by many headwinds, including inflationary pressures, financial market volatility, currency movements, geopolitical tensions and trade restrictions. These headwinds are also negatively impacting our customers' revenue, operating margin and cost of capital. Demand has moderated, particularly across the communications ecosystem, as our customers are exercising discipline in spending to manage financial results and adapt to post-pandemic dynamics. Our exposure to multiple end markets, our diversified solutions portfolio and our focus on customer success driven by the strength of the Keysight Leadership Model positions us well to weather these macro and industry dynamics and deliver consistent value to our customers.
For discussion of risks related to potential impacts of macro-economic headwinds and geopolitical challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and six months ended April 30, 2023 and 2022
Total orders for the three and six months ended April 30, 2023 were $1,319 million and $2,619 million, respectively, a decrease of 10 percent and 11 percent compared to the same periods last year. For both the three and six months ended April 30, 2023, order declines in Asia Pacific and the Americas was partially offset by an increase in Europe. Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year order change for both the three and six months ended April 30, 2023. Acquisitions had a favorable impact of 1 percentage point to the year-over-year order change for the three months ended April 30, 2023. Acquisitions had an immaterial impact on the year-over-year order change for the six months ended April 30, 2023.
Revenue for the three and six months ended April 30, 2023 was $1,390 million and $2,771 million, respectively, an increase of 3 percent and 7 percent, respectively, compared to the same periods last year. Foreign currency movements had an unfavorable impact of 3 percentage points on the year-over-year revenue change for both the three and six months ended April 30, 2023. Revenues associated with acquisitions had an immaterial impact on the year-over-year revenue change for both the three and six months ended April 30, 2023. For the three months ended April 30, 2023, the year-over-year revenue growth was driven by an increase in the Electronic Industrial Solutions Group, partially offset by a decline in the Communications Solutions Group. For the three months ended April 30, 2023, revenue increases in Asia Pacific and Europe were partially offset by a decline in the Americas. For the six months ended April 30, 2023, revenue for both the Electronic Industrial Solutions Group and the Communications Solutions Group increased year-over-year. For the six months ended April 30, 2023, revenue grew across all regions, including strong growth in Asia Pacific and Europe. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 67 percent and 33 percent, respectively, of total revenue for the three months ended April 30, 2023. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 68 percent and 32 percent, respectively, of total revenue for the six months ended April 30, 2023.
Net income for the three and six months ended April 30, 2023 was $283 million and $543 million, respectively, compared to $258 million and $487 million for the same periods last year. The increase in net income for the three months ended April 30, 2023 was primarily driven by higher revenue, higher interest income and favorable mix, partially offset by higher income tax expense, selling, general and administrative expense, research and development expense and material costs. The increase in net income for the six months ended April 30, 2023 was primarily driven by higher revenue and interest income, partially offset by higher income tax expense, selling, general and administrative expense, material costs and research and development expense.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies, such as 5G and 6G, new automotive mobility technologies, industrial internet of things ("IoT") and defense modernization. We continue to closely monitor the current macro environment related to trade, tariffs, monetary and fiscal policies, geopolitical tensions, and supply chain challenges. We remain confident in our long-term secular market growth trends and the strength of our operating model.

Critical Accounting Policies and Estimates
There were no material changes during the three and six months ended April 30, 2023 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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
Results from Operations - Three and six months ended April 30, 2023 and 2022
A summary of our results is as follows:

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
in millions, except margin data
Revenue	$1,390	$1,351	$2,771	$2,601	3%	7%
Gross margin	65.4%	63.6%	64.7%	63.9%	2 ppts	1 ppt
Research and development	$222	$210	$449	$420	6%	7%
Percentage of revenue	16%	16%	16%	16%	—	—
Selling, general and administrative	$337	$319	$675	$645	6%	5%
Percentage of revenue	24%	24%	24%	25%	—	—
Other operating expense (income), net	$(4)	$3	$(8)	$—	—	—
Income from operations	$354	$327	$676	$598	8%	13%
Operating margin	25.4%	24.2%	24.4%	23.0%	1 ppt	1 ppt
Interest income	$22	$1	$41	$2	1999%	2394%
Interest expense	$(20)	$(19)	$(39)	$(39)	(1)%	(2)%
Other income (expense), net	$5	$(2)	$14	$10	—	36%
Income before taxes	$361	$307	$692	$571	18%	21%
Provision for income taxes	$78	$49	$149	$84	59%	78%
Net income	$283	$258	$543	$487	10%	12%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percent change in revenue for the three and six months ended April 30, 2023 by geographic region and the impact of foreign currency movements as compared to the same periods last year.

	Year over Year Change
	Three Months Ended		Six Months Ended
	April 30, 2023		April 30, 2023
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	(8)%	—	3%	—
Europe	5%	(4) ppts	10%	(5) ppts
Asia Pacific	13%	(5) ppts	9%	(5) ppts
Total revenue	3%	(3) ppts	7%	(3) ppts
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three and six months ended April 30, 2023 increased 2 percentage points and 1 percentage point, respectively, as compared to the same periods last year, primarily driven by price increases and favorable mix, partially offset by higher material costs.
R&D expense for the three months ended April 30, 2023 increased 6 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs. R&D expense for the six months ended April 30, 2023 increased 7 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs. As a percentage of revenue, R&D expense was 16 percent for the three and six months ended April 30, 2023 and 2022.
Selling, general and administrative expense for the three and six months ended April 30, 2023 increased 6 percent and 5 percent, respectively, compared to the same periods last year, primarily driven by higher infrastructure-related and travel-related costs.
Other operating expense (income), net for the three and six months ended April 30, 2023 was an income of $4 million and $8 million, respectively, compared to expense of $3 million and zero, respectively, for the same periods last year. Other operating expense (income), net for the three and six months ended April 30, 2022 includes asset impairment charges of $7 million related to the discontinuance of our Russia operations.
Operating margin for the three months ended April 30, 2023 increased 1 percentage point compared to the same period last year, primarily driven by higher gross margin gains, partially offset by higher operating expenses as a percentage of revenue. Operating margin for the six months ended April 30, 2023 increased 1 percentage point compared to the same period last year, primarily driven by higher gross margin gains.
Interest income for the three and six months ended April 30, 2023 was $22 million and $41 million, respectively, as compared to $1 million and $2 million, respectively, for the comparable periods last year and primarily relates to interest earned on our cash balances. The increase in interest income for the three and six months ended April 30, 2023 is primarily driven by an increase in interest rates and higher year-over-year cash balances. Interest expense for the three and six months ended April 30, 2023 was $20 million and $39 million, respectively, as compared to $19 million and $39 million for the comparable periods last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three and six months ended April 30, 2023 was income of $5 million and $14 million, respectively, compared to expense of $2 million and income of $10 million for the same periods last year and primarily includes income related to our defined benefit and post-retirement benefit plans and the change in fair value of our equity and other investments. The increase in net other income for the three and six months ended April 30, 2023 compared to the same periods last year was primarily driven by a net gain on our equity investments and currency gains, partially offset by higher amortization of net actuarial losses.
As of April 30, 2023, our headcount was approximately 15,000 compared to approximately 14,500 at April 30, 2022.

Income Taxes
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
in millions, except percentages
Income before taxes	$361	$307	$692	$571
Provision for income taxes	$78	$49	$149	$84
Effective tax rate	21.8%	16.1%	21.6%	14.8%
The tax expense for the three and six months ended April 30, 2023 was higher compared to the same periods last year primarily due to the impacts of U.S. tax research and experimental expenditures capitalization, an increase in income before taxes and an increase in discrete tax expense. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022 requiring U.S. tax research and experimental expenditures to be capitalized and amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of U.S. tax research and experimental expenditures increases the provision for global intangible low-taxed income (“GILTI”) and is partially offset by an increase in the Foreign-Derived Intangible Income tax deduction.
The income tax expense for the three and six months ended April 30, 2023 included a net discrete expense of $3 million and $2 million, respectively. The income tax expense for the three and six months ended April 30, 2022 included a net discrete benefit of $1 million and $9 million, respectively.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. For the six months ended April 30, 2023 and 2022 the impact of the tax incentives decreased the income tax provision by $49 million and $39 million, respectively. The increase in tax benefit for the six months ended April 30, 2023 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2018 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. We have filed a Notice of Appeal with the Court of Appeal. There was an initial hearing with the Court of Appeal in April 2023, and a subsequent hearing is scheduled for July 2023. There are limited further legal options available after the conclusion is returned from the Court of Appeal.
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
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax law, tax rates, or in the composition of earnings in countries with differing tax rates may affect deferred tax assets and liabilities recorded and our future effective tax rate. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for Keysight beginning November 1, 2023. In addition, the Organization for Economic Cooperation and Development (“OECD”) reached agreement among 136 countries to implement a minimum fifteen percent tax rate on certain multinational enterprises, commonly referred to as the Pillar Two proposals. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. Given the numerous announced tax law changes and the uncertainty regarding such proposed legislative changes, the impact of the Pillar Two proposals cannot be determined at this time.
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
Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
in millions
Total revenue	$937	$963	$1,876	$1,841	(3)%	2%
The Communications Solutions Group revenue for the three and six months ended April 30, 2023 decreased 3 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 2 percentage points and 3 percentage points on the year-over-year revenue change for the three and six months ended April 30, 2023, respectively. Revenues associated with acquisitions had an immaterial impact on the year-over-year revenue change for both the three and six months ended April 30, 2023. For the three months ended April 30, 2023, a revenue decline in the commercial communications end market was partially offset by growth in the aerospace, defense and government end market. For the six months ended April 30, 2023, revenue grew in the aerospace, defense and government end market, while commercial communications end market was flat. For the three months ended April 30, 2023, revenue declines in the Americas and Europe were partially offset by an increase in Asia Pacific. For the six months ended April 30, 2023, revenue grew in Asia Pacific and was flat in the Americas and Europe. The Communications Solutions Group revenue for the three and six months ended April 30, 2023 was impacted by moderation in demand, as we observed cautious spending across the communications ecosystem, particularly in the wireless sector, as customers work through post-pandemic inventory dynamics and macro uncertainty. At the same time, we see high customer engagement as they continue to invest in long-range R&D programs and development of future requirements in 5G, including non-terrestrial networks, Release 17 capabilities and next-generation communications technologies like Open Radio Access Networks ("O-RAN"), Artificial Intelligence-Machine Learning ("AI-ML") driven data center networks, early 6G research, spectrum operations, cybersecurity, space and satellite solutions; and support major defense and government programs worldwide.
The commercial communications end market revenue for the three and six months ended April 30, 2023, decreased 7 percent and was flat, respectively, year over year and represented 67 percent of total Communications Solutions Group revenue. For the three months ended April 30, 2023, revenue declined in the Americas and Europe, and was flat in Asia Pacific. For the six months ended April 30, 2023, revenue declines in the Americas and Europe were offset by an increase in Asia Pacific. We continue to see investments in wireless 5G and high-speed data solutions, O-RAN, components and operators, and high-speed data solutions to support data centers and the cloud.
The aerospace, defense and government end market revenue for the three and six months ended April 30, 2023 increased 7 percent and 6 percent, respectively, year over year and represented 33 percent of total Communications Solutions Group revenue. For the three months ended April 30, 2023, strong revenue growth in Asia Pacific coupled with an increase in Europe was partially offset by a decline in the Americas. For the six months ended April 30, 2023, revenue grew across all regions. We continue to see investments in spectrum operations, cybersecurity, and space and satellite solutions, as well as next-generation commercial technologies like 5G and early 6G research applications.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
in millions, except margin data
Gross margin	68.1%	66.2%	67.8%	66.7%	2 ppts	1 ppt
Research and development	$159	$154	$315	$303	3%	4%
Selling, general and administrative	$217	$215	$427	$422	1%	1%
Other operating expense (income), net	$(3)	$(3)	$(6)	$(5)	—	12%
Income from operations	$266	$271	$535	$508	(2)%	5%
Operating margin	28.4%	28.2%	28.5%	27.6%	—	1 ppt
Gross margin for the three and six months ended April 30, 2023 increased 2 percentage points and 1 percentage point, respectively, as compared to the same periods last year, primarily driven by price increases and favorable mix, partially offset by higher material costs.
R&D expense for the three months ended April 30, 2023 increased 3 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs. R&D expense for the six months ended April 30, 2023 increased 4 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets, leading-edge technologies and higher variable people-related costs.
Selling, general and administrative expense for both the three and six months ended April 30, 2023 increased 1 percent compared to the same periods last year, primarily driven by higher infrastructure-related and travel-related costs.
Other operating expense (income), net for the three and six months ended April 30, 2023 was income of $3 million and $6 million, respectively, compared to income of $3 million and $5 million, respectively, for the same periods last year.
Operating margin for the three months ended April 30, 2023 was flat compared to the same period last year, as higher gross margin gains were offset by higher operating expenses as a percentage of sales. Operating margin for the six months ended April 30, 2023 increased 1 percentage point compared to the same period last year, primarily driven by higher gross margin gains.
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

Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
in millions
Total revenue	$453	$388	$895	$760	17%	18%
The Electronic Industrial Solutions Group revenue for the three and six months ended April 30, 2023 increased 17 percent and 18 percent, respectively, compared to the same periods last year. Foreign currency movements had an unfavorable impact of 3 percentage points and 4 percentage points, respectively, on year-over-year revenue change for the three and six months ended April 30, 2023. Revenues associated with acquisitions had an immaterial impact on the year-over-year revenue change for both the three and six months ended April 30, 2023. For the three months ended April 30, 2023, revenue grew double-digit in Asia Pacific and Europe, partially offset by a slight decline in the Americas. For the six months ended April 30, 2023, revenue grew across all regions. Revenue grew across all markets for both the three and six months ended April 30, 2023. The strong revenue growth was driven by continued investments in emerging verticals like digital health and industrial IoT, and next-generation automotive mobility and semiconductor technologies.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
in millions, except margin data
Gross margin	63.7%	62.0%	62.1%	62.3%	2 ppts	—
Research and development	$56	$52	$110	$101	9%	9%
Selling, general and administrative	$77	$73	$151	$143	6%	6%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(2)	—	—
Income from operations	$157	$118	$297	$232	33%	28%
Operating margin	34.5%	30.3%	33.2%	30.5%	4 ppts	3 ppts
Gross margin for the three months ended April 30, 2023 increased 2 percentage points compared to the same period last year, primarily driven by higher revenue volume and favorable mix, partially offset by higher material costs. Gross margin for the six months ended April 30, 2023 was flat compared to the same period last year, as increases in material costs were offset by higher revenue volume and favorable mix.
R&D expense for the three months ended April 30, 2023 increased 9 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs. R&D expense for the six months ended April 30, 2023 increased 9 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs.
Selling, general and administrative expense for both the three and six months ended April 30, 2023 increased 6 percent compared to the same periods last year, primarily driven by higher infrastructure-related and travel-related costs.
Other operating expense (income), net for both the three and six months ended April 30, 2023 and 2022 was income of $1 million and $2 million, respectively.
Operating margin for the three months ended April 30, 2023 increased 4 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales and gross margin gains. Operating margin for the six months ended April 30, 2023 increased 3 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Six Months Ended
	April 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$789	$522
Net cash used in investing activities	$(205)	$(142)
Net cash used in financing activities	$(140)	$(527)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding and other items impact reported cash flows.
Net cash provided by operating activities increased $267 million during the six months ended April 30, 2023 compared to the same period last year.
•Net income for the six months ended April 30, 2023 increased $56 million compared to the same period last year. Non-cash adjustments to net income were lower by $38 million primarily due to an $18 million increase in unrealized gain on equity and other investments, a $15 million increase in deferred tax benefit, a $4 million decrease in amortization and depreciation, and an $8 million decrease in other non-cash adjustments, which was primarily driven by prior year one-time asset impairment charges related to the discontinuance of our Russia operations, partially offset by a $7 million increase in share-based compensation.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $73 million during the first six months of fiscal 2023 compared to net cash used of $107 million in the same period last year, primarily due to higher collections, net of payments, partially offset by an increase in inventory driven by incremental stock build-up to secure supply to support order fulfillment along with increase in demo inventory. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•For the six months ended April 30, 2023, we terminated forward-starting interest rate swap agreements resulting in proceeds of $107 million. See Note 8, "Derivatives," for additional information.
•Other movements in assets and liabilities provided net cash of $13 million during the first six months of fiscal 2023 compared to net cash used of $95 million in the same period last year, primarily due to lower prepaid assets, lower variable compensation payouts, changes in retirement and post-retirement benefits and higher accruals, net of payments, partially offset by a higher income tax payments.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities increased $63 million during the six months ended April 30, 2023 compared to the same period last year. Investments in property, plant and equipment were $113 million and $95 million for the six months ended April 30, 2023 and 2022, respectively. For the six months ended April 30, 2023, we used $85 million, net of cash acquired, to acquire Cliosoft. Cliosoft's data and IP management tools enhance our portfolio of electronic design automation solutions. For the six months ended April 30, 2022, we used $17 million, net of cash acquired, for acquisition activity. Additionally, for the six months ended April 30, 2023, we used $7 million for purchase of a cost-method investment as compared to $30 million for purchase of an equity investment for the same period last year.

Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards and treasury stock repurchases.
Net cash used in financing activities decreased $387 million during the six months ended April 30, 2023 compared to the same period last year, primarily due to lower treasury stock repurchases and lower payment of taxes related to net share settlement of equity awards.
Treasury Stock Repurchases
On March 7, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program authorizing the purchase of up to $1,200 million of the company’s common stock, of which $225 million remained. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Part II Item 2 for additional information.
Debt

	April 30, 2023	October 31, 2022
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving Credit Facility	$750	$750
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) that amended and restated the prior credit agreement dated February 15, 2017 in its entirety and provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 and bears interest at an annual rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2023 and October 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility and senior notes during the three months ended April 30, 2023. See note 9, "Debt" for additional information.
Cash and cash requirements
Cash

	April 30, 2023	October 31, 2022
	(in millions)
Cash, cash equivalents and restricted cash	$2,514	$2,057
U.S.	$843	$371
Non U.S.	$1,671	$1,686
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
Cash requirements related to tax liabilities include uncertain tax positions, which increased by $21 million from our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 due to current year increases in reserves. Additionally, with regard to the U.S. transition tax liability, $13 million moved from amounts due later than one year to amounts due within one year. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
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
Additionally, we expect capital spending to be approximately $230 million in 2023, primarily for investments in capacity expansion and technology investments.
As of April 30, 2023, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There were no material changes during the six months ended April 30, 2023 to this information reported in the company’s 2022 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty, inflation, recession or depression has and may continue to impact our business, resulting in:
•increased cost to manufacture products or deliver solutions;
•reduced customer purchasing power;
•reduced demand for our solutions and services, reduced or delayed orders;
•increased risk of excess and obsolete inventory;
•increased price pressure for our solutions and services; and
•greater risk of impairment to the value, and a detriment to the liquidity, of our future investment portfolio.
In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, volatility in financial markets, reduced access to credit, increased interest rates, volatility in capital markets, decreased liquidity, uncertain or destabilizing national election results in the U.S., Europe, and Asia, and negative changes or volatility in general economic conditions in the U.S., Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers, including distributors, due to economic volatility or negative changes could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
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
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Escalation in regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in closure of facilities in sanctioned countries, such as our decision to discontinue operations in Russia. In addition, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which has resulted in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and market instability, which could adversely impact our financial results.

Our operating results and financial condition could be harmed if the markets into which we sell our solutions decline or do not grow as anticipated.
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by inflation, the potential for recession, increased geopolitical tensions, including the war between Russia and Ukraine, and continued supply chain challenges, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our solutions and services. If our customers' markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
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
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by volatile global economic conditions, geopolitical conflict, or the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by inflation or recession, fluctuations in global currency, geopolitical tension and war is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Additionally, the current disruption to the global supply chain has impacted our ability to purchase parts and components to meet increasing product demand, which has increased lead times, delayed shipments and could materially affect our results. We have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
There is potential for industry consolidation in our markets. As companies attempt to expand, strengthen or hold their market positions in an evolving industry, companies could be acquired or may be unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors and could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the communications market, rapid consolidation would lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
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

Volatility in currency exchange rates could adversely impact our financial results.
 A substantial amount of our solutions are priced and paid for in U.S. Dollars, although many of our solutions are priced in local currencies and a significant amount of certain types of expenses, such as payroll, utilities, tax and marketing expenses, are paid in local currencies and could be impacted by significant currency exchange rate fluctuations. Our hedging programs are designed to reduce, but not entirely eliminate, within any given 12-month period, the impact of currency exchange rate movements, including those caused by currency controls, which could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond a 12-month period, our hedging strategy will not mitigate our exchange rate risk. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of these counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in the number of available counterparties, increasingly unfavorable terms or the failure of counterparties to perform under hedging contracts.
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
Global health crises could have a material impact on our global operations, our employees, our customers and our vendors, which could adversely impact our business results and financial conditions. For example, the continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of our suppliers, customers or vendors. Pandemic conditions, such as COVID-19, could lead to global supply chain challenges, which could adversely impact our ability to procure certain components and could impact our ability to manufacture products and cause delays in delivery of our solutions to our customers. As new variants of viruses appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to manufacture, ship or deliver products and solutions to customers.
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

If we experience a significant cybersecurity attack or disruption in our IT systems or our software products, our business, reputation, and operating results could be adversely affected.
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
Our software products may contain vulnerabilities that could be exploited by cybersecurity attackers, allowing them to introduce malicious code into our products to gain access to customer networks. Such attacks could lead to disruptions to our customers’ operations or processes, system downtime, financial loss, loss of their intellectual property, business information and proprietary data, or corruption of data, which could impact Keysight’s reputation, and result in loss of confidence in our products, loss of orders, and loss in revenue which could materially impact our financial results. We proactively scan for vulnerabilities in our product lines. When vulnerabilities are discovered we respond with a pre-defined Product Security Response Process to address the vulnerability but cannot eliminate the possibility of a successful cybersecurity attack or exploitation of undiscovered vulnerabilities.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2023.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2023 through February 28, 2023	—	—	—	$225,230,518
March 1, 2023 through March 31, 2023	—	—	—	$1,500,000,000
April 1, 2023 through April 30, 2023	—	—	—	$1,500,000,000
Total	—		—

(1)	On March 7, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program authorizing the purchase of up to $1,200 million of the company’s common stock, of which $225 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	May 31, 2023	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 31, 2023	By:	/s/ John C. Skinner
John C. Skinner
Vice President and Corporate Controller
(Principal Accounting Officer)