Form 10-Q
period 2023-07-31
Keysight Technologies, Inc.
filed 2023-08-30
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at August 25, 2023 was 177,574,662.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Revenue:
Products	$1,099	$1,116	$3,321	$3,218
Services and other	283	260	832	759
Total revenue	1,382	1,376	4,153	3,977
Costs and expenses:
Cost of products	391	408	1,180	1,168
Cost of services and other	95	91	285	269
Total costs	486	499	1,465	1,437
Research and development	215	206	664	626
Selling, general and administrative	319	317	994	962
Other operating expense (income), net	(3)	(3)	(11)	(3)
Total costs and expenses	1,017	1,019	3,112	3,022
Income from operations	365	357	1,041	955
Interest income	29	4	70	6
Interest expense	(19)	(20)	(58)	(59)
Other income (expense), net	14	5	28	15
Income before taxes	389	346	1,081	917
Provision for income taxes	101	8	250	92
Net income	$288	$338	$831	$825

Net income per share:
Basic	$1.62	$1.89	$4.66	$4.56
Diluted	$1.61	$1.87	$4.63	$4.52

Weighted average shares used in computing net income per share:
Basic	178	179	178	181
Diluted	179	181	179	182

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net income	$288	$338	$831	$825
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of $(1), $3, $5 and $(7)	2	(11)	(18)	29
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $1, zero, $1 and zero	—	(1)	(3)	(3)
Foreign currency translation, net of tax benefit (expense) of zero	(9)	(20)	61	(106)
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial loss, net of tax expense of $1, $3, $3 and $7	4	6	12	22
Other comprehensive income (loss)	(3)	(26)	52	(58)
Total comprehensive income	$285	$312	$883	$767

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	July 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,572	$2,042
Accounts receivable, net	893	905
Inventory	975	858
Other current assets	462	429
Total current assets	4,902	4,234
Property, plant and equipment, net	754	690
Operating lease right-of-use assets	222	220
Goodwill	1,655	1,582
Other intangible assets, net	175	189
Long-term investments	96	62
Long-term deferred tax assets	656	667
Other assets	366	454
Total assets	$8,826	$8,098
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$289	$348
Employee compensation and benefits	264	333
Deferred revenue	518	495
Income and other taxes payable	81	96
Operating lease liabilities	42	39
Other accrued liabilities	144	96
Total current liabilities	1,338	1,407
Long-term debt	1,794	1,793
Retirement and post-retirement benefits	62	58
Long-term deferred revenue	229	197
Long-term operating lease liabilities	186	186
Other long-term liabilities	320	296
Total liabilities	3,929	3,937
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 200 million shares at July 31, 2023 and 199 million shares at October 31, 2022 issued	2	2
Treasury stock at cost; 22.2 million shares at July 31, 2023 and 20.5 million shares at October 31, 2022	(2,550)	(2,274)
Additional paid-in-capital	2,462	2,333
Retained earnings	5,385	4,554
Accumulated other comprehensive loss	(402)	(454)
Total stockholders' equity	4,897	4,161
Total liabilities and equity	$8,826	$8,098

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net income	$831	$825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90	88
Amortization	72	80
Share-based compensation	110	102
Deferred tax expense (benefit)	10	19
Excess and obsolete inventory-related charges	19	18
Unrealized loss (gain) on equity and other investments	(16)	21
Other non-cash expense (income), net	3	9
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	32	(166)
Inventory	(126)	(88)
Accounts payable	(54)	41
Employee compensation and benefits	(87)	(81)
Deferred revenue	41	69
Income taxes payable	(28)	(59)
Retirement and post-retirement benefits	(7)	(21)
Interest rate swap agreement termination proceeds	107	—
Prepaid assets	(33)	(97)
Other assets and liabilities	66	(14)
Net cash provided by operating activities	1,030	746
Cash flows from investing activities:
Investments in property, plant and equipment	(158)	(127)
Acquisition of businesses and intangible assets, net of cash acquired	(85)	(33)
Purchase of investments	(7)	(30)
Net cash used in investing activities	(250)	(190)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	67	63
Payment of taxes related to net share settlement of equity awards	(49)	(74)
Treasury stock repurchases	(276)	(723)
Other financing activities	(1)	—
Net cash used in financing activities	(259)	(734)
Effect of exchange rate movements	10	(27)
Net increase (decrease) in cash, cash equivalents, and restricted cash	531	(205)
Cash, cash equivalents, and restricted cash at beginning of period	2,057	2,068
Cash, cash equivalents, and restricted cash at end of period	$2,588	$1,863
Supplemental cash flow information:
Interest payments	$37	$37
Income tax paid, net	$268	$157
Investments in property, plant and equipment included in accounts payable	$23	$23
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of April 30, 2023	199,398	$2	$2,404	(21,247)	$(2,399)	$5,097	$(399)	$4,705
Net income	—	—	—	—	—	288	—	288
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3)	(3)
Issuance of common stock	350	—	34	—	—	—	—	34
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	(2)
Share-based compensation	—	—	26	—	—	—	—	26
Repurchase of common stock	—	—	—	(929)	(151)	—	—	(151)
Balance as of July 31, 2023	199,748	$2	$2,462	(22,176)	$(2,550)	$5,385	$(402)	$4,897

Balance as of October 31, 2022	198,569	$2	$2,333	(20,536)	$(2,274)	$4,554	$(454)	$4,161
Net income	—	—	—	—	—	831	—	831
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	52	52
Issuance of common stock	1,179	—	67	—	—	—	—	67
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	(49)
Share-based compensation	—	—	111	—	—	—	—	111
Repurchase of common stock	—	—	—	(1,640)	(276)	—	—	(276)
Balance as of July 31, 2023	199,748	$2	$2,462	(22,176)	$(2,550)	$5,385	$(402)	$4,897

Balance as of April 30, 2022	198,229	$2	$2,254	(18,101)	$(1,920)	$3,917	$(474)	$3,779
Net income	—	—	—	—	—	338	—	338
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(26)	(26)
Issuance of common stock	287	—	32	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	—	—	—	—	—	—
Share-based compensation	—	—	25	—	—	—	—	25
Repurchase of common stock	—	—	—	(1,639)	(228)	—	—	(228)
Balance as of July 31, 2022	198,516	$2	$2,311	(19,740)	$(2,148)	$4,255	$(500)	$3,920

Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$3,784
Net income	—	—	—	—	—	825	—	825
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(58)	(58)
Issuance of common stock	1,268	—	63	—	—	—	—	63
Taxes related to net share settlement of equity awards	—	—	(73)	—	—	—	—	(73)
Share-based compensation	—	—	102	—	—	—	—	102
Repurchase of common stock	—	—	—	(4,646)	(723)	—	—	(723)
Balance as of July 31, 2022	198,516	$2	$2,311	(19,740)	$(2,148)	$4,255	$(500)	$3,920

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2023 and October 31, 2022, results of operations for the three and nine months ended July 31, 2023 and 2022, and cash flows for the nine months ended July 31, 2023 and 2022.
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
Reclassifications. Beginning in fiscal year 2023, to align the presentation of revenue with the manner in which management reviews such information, the presentation of "products" and "services and other" revenue and "costs and expenses" in the condensed consolidated statement of operations were reclassified to move revenue and costs and expenses primarily related to bundled licenses and technical support services from "products" to "services and other." This resulted in reclassification of $24 million and $64 million, respectively, from "products" revenue to "services and other" revenue for the three and nine months ended July 31, 2022, and $2 million and $7 million, respectively, from "cost of products" to "cost of services and other" for the three and nine months ended July 31, 2022 to conform to the current presentation. This change had no impact on reported total revenue, income from operations and net income in our condensed consolidated statement of operations.
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

	Three Months Ended
	July 31,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$446	$110	$556	$468	$94	$562
Europe	139	104	243	121	86	207
Asia Pacific	333	250	583	381	226	607
Total revenue	$918	$464	$1,382	$970	$406	$1,376

End Market
Aerospace, Defense & Government	$307	$—	$307	$275	$—	$275
Commercial Communications	611	—	611	695	—	695
Electronic Industrial	—	464	464	—	406	406
Total revenue	$918	$464	$1,382	$970	$406	$1,376

Timing of Revenue Recognition
Revenue recognized at a point in time	$749	$395	$1,144	$807	$349	$1,156
Revenue recognized over time	169	69	238	163	57	220
Total revenue	$918	$464	$1,382	$970	$406	$1,376

	Nine Months Ended
	July 31,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,322	$312	$1,634	$1,340	$268	$1,608
Europe	414	315	729	395	256	651
Asia Pacific	1,058	732	1,790	1,076	642	1,718
Total revenue	$2,794	$1,359	$4,153	$2,811	$1,166	$3,977

End Market
Aerospace, Defense & Government	$927	$—	$927	$860	$—	$860
Commercial Communications	1,867	—	1,867	1,951	—	1,951
Electronic Industrial	—	1,359	1,359	—	1,166	1,166
Total revenue	$2,794	$1,359	$4,153	$2,811	$1,166	$3,977

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,301	$1,165	$3,466	$2,342	$1,006	$3,348
Revenue recognized over time	493	194	687	469	160	629
Total revenue	$2,794	$1,359	$4,153	$2,811	$1,166	$3,977
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $68 million and $88 million as of July 31, 2023 and October 31, 2022, respectively, and is included in "accounts receivables, net" and "other assets" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $31 million and $38 million as of July 31, 2023 and October 31, 2022, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these costs was $13 million and $50 million for the three and nine months ended July 31, 2023, respectively, and $19 million and $64 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Nine Months Ended
July 31,
2023
(in millions)
Balance at October 31, 2022	$692
Deferral of revenue billed in current period, net of recognition	467
Deferred revenue arising out of acquisitions	4
Revenue recognized that was deferred as of the beginning of the period	(427)
Foreign currency translation impact	11
Balance at July 31, 2023	$747
Of the $427 million of revenue recognized in the nine months ended July 31, 2023 that was deferred as of the beginning of the period, approximately $94 million was recognized in the three months ended July 31, 2023.
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $576 million as of July 31, 2023, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of July 31, 2023, we expect to fulfill 15 percent of these remaining performance obligations during the remainder of 2023, 45 percent during 2024, and 40 percent thereafter.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Cost of products and services	$4	$5	$20	$19
Research and development	8	6	31	22
Selling, general and administrative	15	15	60	62
Total share-based compensation expense	$27	$26	$111	$103
Share-based compensation capitalized within inventory was $2 million and zero at July 31, 2023 and July 31, 2022, respectively.
4.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
in millions, except percentages
Income before taxes	$389	$346	$1,081	$917
Provision for income taxes	$101	$8	$250	$92
Effective tax rate	25.8%	2.3%	23.1%	10.0%
The tax expense for the three and nine months ended July 31, 2023 was higher compared to the same periods last year primarily due to the impacts of U.S. tax capitalization of research and experimental expenditures, an increase in income before taxes and an increase in discrete tax expense. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022 requiring that, for U.S. tax purposes, research and experimental expenditures be capitalized and amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of research and experimental expenditures for U.S. tax purposes increases the provision for global intangible low-taxed income (“GILTI”) and is partially offset by an increase in the Foreign-Derived Intangible Income tax deduction.
The income tax expense for the three and nine months ended July 31, 2023 included net discrete expense of $19 million and $21 million, respectively. The discrete expense for the three and nine months ended July 31, 2023 includes tax expense adjustments from the filing of prior year U.S. and non-U.S. tax returns and a reversal of the expected foreign tax credit benefit for U.S. branch taxes. The income tax expense for the three and nine months ended July 31, 2022 included a net discrete benefit of $38 million and $47 million, respectively. The discrete tax benefit for the three and nine months ended July 31, 2022 includes changes in tax reserves from audit settlements as well as a prior year adjustment to tax reserves related to the potential U.S. benefit associated with the future resolution of non-U.S. tax reserves.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. The impact of the tax incentives decreased the income tax provision by $73 million and $63 million for the nine months ended July 31, 2023 and 2022, respectively. The increase in tax benefit for the nine months ended July 31, 2023 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.

The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. There were hearings with the Court of Appeal in April and July 2023, and a subsequent hearing is scheduled for September 2023. There are limited further legal options available after the conclusion is returned from the Court of Appeal.
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
5.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
in millions, except per-share amounts
Net income	$288	$338	$831	$825
Basic weighted-average shares	178	179	178	181
Potential common shares	1	2	1	1
Diluted weighted-average shares	179	181	179	182
Net income per share - basic	$1.62	$1.89	$4.66	$4.56
Net income per share - diluted	$1.61	$1.87	$4.63	$4.52
Diluted shares outstanding primarily include the dilutive effect of non-vested RSUs and in-the-money options. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three and nine months ended July 31, 2023 and 2022.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of July 31, 2023 and October 31, 2022 and the activity for the nine months ended July 31, 2023 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2022	$1,022	$560	$1,582
Foreign currency translation impact	10	6	16
Goodwill arising from acquisitions	36	21	57
Goodwill at July 31, 2023	$1,068	$587	$1,655
There were no impairments for the three and nine months ended July 31, 2023 and 2022. As of July 31, 2023 and October 31, 2022, accumulated impairment losses on goodwill was $709 million.

Other intangible assets as of July 31, 2023 and October 31, 2022 consisted of the following:

	July 31, 2023			October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,033	$943	$90	$992	$914	$78
Backlog	19	17	2	17	17	—
Trademark/Tradename	36	32	4	36	31	5
Customer relationships	407	328	79	393	287	106
Total	$1,495	$1,320	$175	$1,438	$1,249	$189
During the nine months ended July 31, 2023, we acquired Cliosoft, Inc. ("Cliosoft") for approximately $85 million, net of $15 million cash acquired. Cliosoft's data and intellectual property management tools enhance our portfolio of electronic design automation solutions. Based on a preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed, we recognized additions to goodwill and other intangible assets of $57 million and $56 million, respectively. The identified intangible assets primarily consist of developed technology of $41 million, customer relationships of $13 million and backlog of $2 million. The estimated useful lives of developed technology range between 6 to 7 years, customer relationships is 6 years, and backlog is 3 years. Goodwill for the acquisition was assigned to the CSG and EISG operating segments using the relative fair value allocation approach. We don't expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the nine months ended July 31, 2023.
During the nine months ended July 31, 2023, other intangible assets increased $1 million due to the impact of foreign exchange translation. Amortization of other intangible assets was $23 million and $71 million, respectively, for the three and nine months ended July 31, 2023. Amortization of other intangible assets was $26 million and $78 million, respectively, for the three and nine months ended July 31, 2022.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2023 (remainder)	$19
2024	$53
2025	$35
2026	$25
2027	$17
Thereafter	$26
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2023 and October 31, 2022 were as follows:

	Fair Value Measurements at
	July 31, 2023					October 31, 2022
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,968	$1,968	$—	$—	$—	$1,338	$1,338	$—	$—	$—
Derivative instruments (foreign exchange contracts)	15	—	15	—	—	21	—	21	—	—
Long-term
Derivative instruments (interest rate swap contracts)	—	—	—	—	—	133	—	133	—	—
Equity investments	69	69	—	—	—	50	50	—	—	—
Other investments	27	—	—	—	27	12	—	—	—	12
Total assets measured at fair value	$2,079	$2,037	$15	$—	$27	$1,554	$1,388	$154	$—	$12
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—	$—	$12	$—	$12	$—	$—
Long-term
Deferred compensation liability	28	—	28	—	—	22	—	22	—	—
Total liabilities measured at fair value	$37	$—	$37	$—	$—	$34	$—	$34	$—	$—
During the nine months ended July 31, 2023, we terminated forward-starting interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the anticipated debt. See Note 8, "Derivatives," for additional information.
During the nine months ended July 31, 2023, we made a cost-method investment of $7 million classified as "other investments" in the table above. Net realized gain (loss) on sale of our equity and other investments was zero for both the three and nine months ended July 31, 2023 and 2022. Net unrealized gains on our equity and other investments were $13 million and $20 million for the three and nine months ended July 31, 2023, respectively. Net unrealized losses on our equity and other investments were $8 million and $24 million for the three and nine months ended July 31, 2022, respectively.
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
In 2020, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. We designated these derivative instruments as a cash flow hedge. During the nine months ended July 31, 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) to be amortized to interest expense over the term of the anticipated debt.
Non-designated Hedges
Additionally, we periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. During the three and nine months ended July 31, 2023, we entered into foreign exchange forward contracts with an aggregate notional amount of 930 million euros to mitigate the currency exchange risk associated with our intended acquisition of ESI Group SA ("ESI Group"). These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments.
The aggregate number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 180 and 69, respectively, as of July 31, 2023. The aggregated notional amounts by currency and designation as of July 31, 2023 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$1,052
British Pound	7	(34)
Singapore Dollar	34	10
Malaysian Ringgit	119	15
Japanese Yen	(163)	(33)
Other currencies	(34)	(38)
Total	$(37)	$972

Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of July 31, 2023 and October 31, 2022 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2023	October 31, 2022	Balance Sheet Location	July 31, 2023	October 31, 2022
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$12	$18	Other accrued liabilities	$4	$10
Interest rate swap contracts:
Other assets	—	133

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	3	3	Other accrued liabilities	5	2
Total derivatives	$15	$154		$9	$12
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$(11)	$(26)	$37
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$3	$(3)	$3	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$1	$5	$5	$9
Selling, general and administrative	$—	$(4)	$(1)	$(6)
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$2	$—	$4	$—
Selling, general and administrative	$—	$—	$—	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$(2)	$—	$(2)	$13
The estimated amount at July 31, 2023 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $7 million.

9.    DEBT
The following table summarizes the components of our long-term debt:

	July 31, 2023	October 31, 2022
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $1)	$599	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $2 and $3)	698	697
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $3 and $3)	497	497
Total debt	$1,794	$1,793

Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2023 and October 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2023
Long-Term Debt
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2023 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. We were in compliance with the covenants of our senior notes during the nine months ended July 31, 2023.
As of July 31, 2023 and October 31, 2022, we had $41 million and $38 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our long-term debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy is approximately $1,722 million and $1,679 million as of July 31, 2023 and October 31, 2022, respectively.
10.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2023 and 2022, our net pension and post-retirement benefit cost (benefit) was comprised of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	July 31,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$4	$7	$2	$3	$—	$1
Interest cost on benefit obligation	10	6	8	4	2	1
Expected return on plan assets	(13)	(16)	(13)	(15)	(3)	(4)
Amortization of net actuarial loss	2	3	3	6	—	—
Net periodic benefit cost (benefit)	$3	$—	$—	$(2)	$(1)	$(2)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended
	July 31,
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$12	19	$7	$10	$—	$1
Interest cost on benefit obligation	28	18	23	12	6	3
Expected return on plan assets	(37)	(46)	(39)	(45)	(9)	(11)
Amortization of net actuarial loss	6	8	7	18	1	1
Net periodic benefit cost (benefit)	$9	$(1)	$(2)	$(5)	$(2)	$(6)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and nine months ended July 31, 2023 and 2022. We contributed $2 million and $7 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2023, respectively. We contributed $2 million and $6 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2022, respectively.
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
11.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	July 31, 2023	October 31, 2022
	(in millions)
Cash and cash equivalents	$2,572	$2,042
Restricted cash included in other assets	16	15
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,588	$2,057
Restricted cash relates primarily to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	July 31, 2023	October 31, 2022
	(in millions)
Finished goods	$379	$322
Purchased parts and fabricated assemblies	596	536
Total inventory	$975	$858
The increase in inventory for the nine months ended July 31, 2023 was primarily due to incremental stock to assure supply and demo.

Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating lease cost	$14	$13	$40	$38
Variable lease cost	$5	$4	$15	$12
Supplemental information related to our operating leases was as follows:

	Nine Months Ended
	July 31,
	2023	2022
	(in millions)
Cash payment for operating leases	$40	$36
Right-of-use assets obtained in exchange for operating lease obligations	$32	$40
As of July 31, 2023, we have additional operating leases, primarily for real estate, that have not yet commenced of $17 million. These operating leases will commence in the remainder of fiscal year 2023 with lease terms of up to 15 years.
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2023	2022
	(in millions)
Beginning balance	$32	$34
Accruals for warranties, including change in estimates	23	16
Settlements made during the period	(21)	(18)
Ending balance	$34	$32

Accruals for warranties due within one year	$20	$19
Accruals for warranties due after one year	14	13
Ending balance	$34	$32
Other current assets

	July 31, 2023	October 31, 2022
	(in millions)
Prepaid assets	$325	$280
Other current assets	137	149
Total other current assets	$462	$429
Prepaid assets include deposits paid in advance to contract manufacturers of $232 million and $199 million as of July 31, 2023 and October 31, 2022, respectively.

12.    COMMITMENTS AND CONTINGENCIES
Commitments
During the nine months ended July 31, 2023, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which was suspended and designated for remediation activities over three years, including employment of a special compliance officer. To date, we have paid $3.1 million of the penalty. The suspended portion of the penalty has been satisfied by amounts we have spent on qualifying compliance activities to date.
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
For the nine months ended July 31, 2023, we repurchased 1,640,236 shares of common stock for $276 million. For the nine months ended July 31, 2022, we repurchased 4,646,427 shares of common stock for $723 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2023 and 2022 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs		Unrealized gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of April 30, 2023	$(115)	$(365)	$(6)	$87	$(399)
Other comprehensive income (loss) before reclassifications	(9)	—	—	3	(6)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	5	—	(1)	4
Tax benefit (expense)	—	(1)	—	—	(1)
Other comprehensive income (loss)	(9)	4	—	2	(3)
As of July 31, 2023	$(124)	$(361)	$(6)	$89	$(402)

As of October 31, 2022	$(185)	$(373)	$(6)	$110	$(454)
Other comprehensive income (loss) before reclassifications	61	—	—	(23)	38
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	15	—	(4)	11
Tax benefit (expense)	—	(3)	—	6	3
Other comprehensive income (loss)	61	12	—	(21)	52
As of July 31, 2023	$(124)	$(361)	$(6)	$89	$(402)

As of April 30, 2022	$(106)	$(440)	$(6)	$78	$(474)
Other comprehensive income (loss) before reclassifications	(20)	—	—	(14)	(34)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	9	—	(1)	8
Tax benefit (expense)	—	(3)	—	3	—
Other comprehensive income (loss)	(20)	6	—	(12)	(26)
As of July 31, 2022	$(126)	$(434)	$(6)	$66	$(500)

As of October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Other comprehensive income (loss) before reclassifications	(106)	—	—	36	(70)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	29	—	(3)	26
Tax benefit (expense)	—	(7)	—	(7)	(14)
Other comprehensive income (loss)	(106)	22	—	26	(58)
As of July 31, 2022	$(126)	$(434)	$(6)	$66	$(500)

Reclassifications out of accumulated other comprehensive loss into earnings for the three and nine months ended July 31, 2023 and 2022 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Unrealized gain (loss) on derivatives	$1	$5	$5	$9	Cost of products
	—	(4)	(1)	(6)	Selling, general and administrative
	(1)	—	(1)	—	Benefit (provision) for income tax
	—	1	3	3	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	(5)	(9)	(15)	(29)	Other income (expense), net
	1	3	3	7	Benefit (provision) for income tax
	(4)	(6)	(12)	(22)	Net of income tax

Total reclassifications for the period	$(4)	$(5)	$(9)	$(19)
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

	Three Months Ended
	July 31,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$918	$464	$1,382	$970	$406	$1,376
Segment income from operations	$276	$157	$433	$288	$127	$415

	Nine Months Ended
	July 31,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$2,794	$1,359	$4,153	$2,811	$1,166	$3,977
Segment income from operations	$811	$454	$1,265	$796	$359	$1,155

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Total reportable operating segments' income from operations	$433	$415	$1,265	$1,155
Share-based compensation	(27)	(26)	(111)	(103)
Amortization of acquisition-related balances	(23)	(26)	(71)	(78)
Acquisition and integration costs	(6)	(2)	(11)	(7)
Restructuring and others	(12)	(4)	(31)	(12)
Income from operations, as reported	365	357	1,041	955
Interest income	29	4	70	6
Interest expense	(19)	(20)	(58)	(59)
Other income (expense), net	14	5	28	15
Income before taxes, as reported	$389	$346	$1,081	$917
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, increased interest rates, supply chain constraints, the existence of political or economic instability, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, the impact of new and ongoing litigation, impacts related to endemic and pandemic conditions, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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

We invest in research and development ("R&D") to align our business with available markets and position the company for growth. Our R&D efforts focus on the development of new software and hardware products, as well as improvements to existing products, and customer solutions aligned to the industries that we serve. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, customer solutions, products and services. We remain committed to investment in R&D and have focused our development efforts on strategic opportunities to capture future growth.
Macro-economic headwinds and challenging geopolitical environment
Our global operations continue to be affected by many external headwinds, including inflationary pressures, rising interest rates, currency movements, geopolitical tensions and trade restrictions. These headwinds are also negatively impacting our customers' operations and financial performance. As a result, demand has declined year-over-year as our customers are exercising caution in spending to manage financial results and adapt to post-pandemic industry dynamics. We believe that Keysight’s technology leadership, differentiated first-to-market solutions portfolio, durable and resilient business model driven by the strength of the Keysight Leadership Model, continued customer engagement in new technology innovation spanning diverse applications across global markets and our culture position us well to weather these macro and industry dynamics and deliver consistent long-term value to our customers.
For discussion of risks related to potential impacts of macro-economic headwinds and geopolitical challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and nine months ended July 31, 2023 and 2022
Total orders for the three and nine months ended July 31, 2023 were $1,244 million and $3,863 million, respectively, a decrease of 15 percent and 12 percent compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an unfavorable impact of 1 percentage point and 2 percentage points, respectively, on the year-over-year order change. Acquisitions had an immaterial impact on the year-over-year order change for both the three and nine months ended July 31, 2023. For the three months ended July 31, 2023, orders declined in Asia Pacific and Europe, including a double-digit decline in Asia Pacific, partially offset by an increase in the Americas. For the nine months ended July 31, 2023, orders declined in Asia Pacific and the Americas, including a double-digit decline in Asia Pacific, partially offset by an increase in Europe.
Revenue for the three and nine months ended July 31, 2023 of $1,382 million and $4,153 million, respectively, was flat and an increase of 4 percent compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an unfavorable impact of 1 percentage point and 2 percentage points, respectively, on the year-over-year revenue change. Revenue associated with acquisitions had an immaterial impact on the year-over-year revenue change for the three and nine months ended July 31, 2023. For the three and nine months ended July 31, 2023, the year-over-year revenue change was driven by an increase in the Electronic Industrial Solutions Group, partially offset by a decline in the Communications Solutions Group. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 66 percent and 34 percent, respectively, of total revenue for the three months ended July 31, 2023. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 67 percent and 33 percent, respectively, of total revenue for the nine months ended July 31, 2023.
Net income for the three and nine months ended July 31, 2023 was $288 million and $831 million, respectively, compared to $338 million and $825 million for the same periods last year. The decrease in net income for the three months ended July 31, 2023 was primarily driven by higher income tax and R&D expenses, partially offset by higher interest income, favorable mix, lower variable people-related costs and higher revenue. The increase in net income for the nine months ended July 31, 2023 was primarily driven by higher revenue, interest income and favorable mix, partially offset by higher income tax expense, R&D expense, selling, general and administrative expense and material costs.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies, including 5G, early 6G, high-speed data center, satellite networks and Artificial Intelligence-Machine Learning ("AI-ML") network modeling, new automotive mobility technologies, industrial internet of things ("IoT") and defense modernization. We continue to engage actively with our customers, and closely monitor the current macro-economic environment, including trade, tariffs, monetary and fiscal policies, geopolitical tensions, and supply chain challenges. Despite the near-term challenges, we remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.

Critical Accounting Policies and Estimates
There were no material changes during the three and nine months ended July 31, 2023 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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
Results from Operations - Three and nine months ended July 31, 2023 and 2022
A summary of our results is as follows:

	Three Months Ended		Nine Months Ended		Year-over-Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
in millions, except margin data
Revenue	$1,382	$1,376	$4,153	$3,977	—	4%
Gross margin	64.8%	63.8%	64.7%	63.9%	1 ppt	1 ppt
Research and development	$215	$206	$664	$626	4%	6%
Percentage of revenue	16%	15%	16%	16%	1 ppt	—
Selling, general and administrative	$319	$317	$994	$962	—	3%
Percentage of revenue	23%	23%	24%	24%	—	—
Other operating expense (income), net	$(3)	$(3)	$(11)	$(3)	17%	268%
Income from operations	$365	$357	$1,041	$955	2%	9%
Operating margin	26.4%	25.9%	25.1%	24.0%	1 ppt	1 ppt
Interest income	$29	$4	$70	$6	599%	1113%
Interest expense	$(19)	$(20)	$(58)	$(59)	(1)%	(1)%
Other income (expense), net	$14	$5	$28	$15	139%	73%
Income before taxes	$389	$346	$1,081	$917	12%	18%
Provision for income taxes	$101	$8	$250	$92	1169%	171%
Net income	$288	$338	$831	$825	(15)%	1%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percent change in revenue for the three and nine months ended July 31, 2023 by geographic region and the impact of foreign currency movements as compared to the same periods last year.

	Year-over-Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2023		July 31, 2023
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	(1)%	—	2%	—
Europe	17%	—	12%	(4) ppts
Asia Pacific	(4)%	(2) ppts	4%	(4) ppts
Total revenue	—	(1) ppt	4%	(2) ppts
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended July 31, 2023 increased 1 percentage point as compared to the same period last year, primarily driven by price increases and favorable mix, partially offset by higher warranty costs. Gross margin for the nine months ended July 31, 2023 increased 1 percentage point as compared to the same period last year, primarily driven by price increases and favorable mix, partially offset by higher material costs.
R&D expense for the three and nine months ended July 31, 2023 increased 4 percent and 6 percent compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs. As a percentage of revenue, R&D expense was 16 percent for both the three and nine months ended July 31, 2023.
Selling, general and administrative expense for the three months ended July 31, 2023 was flat compared to the same period last year, primarily driven by higher infrastructure-related costs offset by lower variable people-related and selling costs. Selling, general and administrative expense for the nine months ended July 31, 2023 increased 3 percent compared to the same period last year, primarily driven by higher infrastructure-related costs, travel and people-related costs, partially offset by lower selling and marketing costs.
Other operating expense (income), net for the three and nine months ended July 31, 2023 was income of $3 million and $11 million, respectively, compared to income of $3 million for the same periods last year. Other operating expense (income), net for the nine months ended July 31, 2022 includes asset impairment charges of $7 million related to the discontinuance of our Russia operations.
Operating margin for both the three and nine months ended July 31, 2023 increased 1 percentage point compared to the same periods last year, primarily driven by gross margin gains.
Interest income for the three and nine months ended July 31, 2023 was $29 million and $70 million, respectively, as compared to $4 million and $6 million, respectively, for the same periods last year and primarily relates to interest earned on our cash balances. The increase in interest income for the three and nine months ended July 31, 2023 is primarily driven by an increase in interest rates and higher year-over-year cash balances. Interest expense for the three and nine months ended July 31, 2023 was $19 million and $58 million, respectively, as compared to $20 million and $59 million for the same periods last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three and nine months ended July 31, 2023 was income of $14 million and $28 million, respectively, compared to income of $5 million and $15 million for the same periods last year and primarily includes income related to our defined benefit and post-retirement benefit plans, the change in fair value of our equity and other investments and currency impacts. The increase in net other income for the three and nine months ended July 31, 2023 compared to the same periods last year was primarily driven by a net gain on our equity investments, partially offset by higher amortization of net actuarial losses.
As of July 31, 2023, our headcount was approximately 14,800 compared to approximately 14,700 at July 31, 2022.

Income Taxes
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
in millions, except percentages
Income before taxes	$389	$346	$1,081	$917
Provision for income taxes	$101	$8	$250	$92
Effective tax rate	25.8%	2.3%	23.1%	10.0%
The tax expense for the three and nine months ended July 31, 2023 was higher compared to the same periods last year primarily due to the impacts of U.S. tax capitalization of research and experimental expenditures, an increase in income before taxes and an increase in discrete tax expense. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022 requiring that for U.S. tax purposes research and experimental expenditures be capitalized and amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of research and experimental expenditures for U.S. tax purposes increases the provision for global intangible low-taxed income (“GILTI”) and is partially offset by an increase in the Foreign-Derived Intangible Income tax deduction.
The income tax expense for the three and nine months ended July 31, 2023 included a net discrete expense of $19 million and $21 million, respectively. The discrete expense for the three and nine months ended July 31, 2023 includes tax expense adjustments from the filing of prior year U.S. and non-U.S. tax returns and a reversal of the expected foreign tax credit benefit for U.S. branch taxes. The income tax expense for the three and nine months ended July 31, 2022 included a net discrete benefit of $38 million and $47 million, respectively. The discrete tax benefit for the three and nine months ended July 31, 2022 includes changes in tax reserves from audit settlements as well as a prior year adjustment to tax reserves related to the potential U.S. benefit associated with the future resolution of non-U.S. tax reserves.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive is due for renewal in 2024, and the Malaysia incentive is due for renewal in 2025. We are continuing to evaluate renewal options and the impact of potential outcomes on our effective tax rate. For the nine months ended July 31, 2023 and 2022 the impact of the tax incentives decreased the income tax provision by $73 million and $63 million, respectively. The increase in tax benefit for the nine months ended July 31, 2023 is primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. There were hearings with the Court of Appeal in April and July 2023, and a subsequent hearing is scheduled for September 2023. There are limited further legal options available after the conclusion is returned from the Court of Appeal.
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

We are subject to income taxes in the U.S. and various other countries globally. Changes in tax law, tax rates, or in the composition of earnings in countries with differing tax rates may affect deferred tax assets and liabilities recorded and our future effective tax rate. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for Keysight beginning November 1, 2023. In addition, the Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum fifteen percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.
Segment Overview
We have two reportable operating segments, the Communications Solutions Group and the Electronic Industrial Solutions Group. The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense and other items.
Communications Solutions Group
The Communications Solutions Group serves customers spanning the worldwide commercial communications and aerospace, defense, and government end-markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace and defense end markets. In addition the group provides automated software test solutions that include AI-ML to automatically identify, build and execute tests critical to digital business success and a strong customer experience.
Revenue

	Three Months Ended		Nine Months Ended		Year- over-Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
in millions
Total revenue	$918	$970	$2,794	$2,811	(5)%	(1)%
The Communications Solutions Group revenue for the three and nine months ended July 31, 2023 decreased 5 percent and 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an unfavorable impact of 1 percentage point and 2 percentage points, respectively, on the year-over-year revenue change. Revenues associated with acquisitions had an immaterial impact on the year-over-year revenue change for the three and nine months ended July 31, 2023. For the three and nine months ended July 31, 2023, a revenue decline in the commercial communications end market was partially offset by growth in the aerospace, defense and government end market. For both the three and nine months ended July 31, 2023, revenue declines in Asia Pacific and the Americas were partially offset by an increase in Europe. The Communications Solutions Group revenue for the three and nine months ended July 31, 2023 declined due to cautious customer spending across the communications ecosystem as they work through post-pandemic inventory dynamics and macro-economic uncertainty. At the same time, customer engagements remain strong with R&D investments in key technologies to support 5G, including investments in Open Radio Access Networks ("Open RAN"), non-terrestrial networks and 5G RedCap release 17 capabilities. Investment is also continued in AI-ML driven high speed data center networking, early 6G research, electromagnetic spectrum operations, cybersecurity, space and satellite solutions; and support major defense and government programs worldwide.
The commercial communications end market revenue for the three and nine months ended July 31, 2023, decreased 12 percent and 4 percent, respectively, year-over-year and represented 67 percent of total Communications Solutions Group revenue. For the three and nine months ended July 31, 2023, revenue declines in the Americas and Asia Pacific were partially offset by an increase in Europe. We continue to see investments in wireless 5G, Open RAN, components and operators, and high-speed data solutions to support data centers and the cloud.
The aerospace, defense and government end market revenue for the three and nine months ended July 31, 2023 increased 11 percent and 8 percent, respectively, year-over-year and represented 33 percent of total Communications Solutions Group revenue. For the three and nine months ended July 31, 2023, revenue grew across all regions. We continue to see investments in electromagnetic spectrum operations, cybersecurity, and space and satellite solutions, as well as next-generation commercial technologies like 5G and early 6G research applications.
Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year- over-Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
in millions, except margin data
Gross margin	67.6%	66.5%	67.7%	66.7%	1 ppt	1 ppt
Research and development	$150	$149	$465	$452	1%	3%
Selling, general and administrative	$197	$211	$624	$633	(6)%	(1)%
Other operating expense (income), net	$(2)	$(2)	$(8)	$(7)	25%	16%
Income from operations	$276	$288	$811	$796	(4)%	2%
Operating margin	30.0%	29.6%	29.0%	28.3%	—	1 ppt
Gross margin for the three months ended July 31, 2023 increased 1 percentage point as compared to the same period last year, primarily driven by price increases and favorable mix, partially offset by higher warranty costs. Gross margin for the nine months ended July 31, 2023 increased 1 percentage point as compared to the same period last year, primarily driven by price increases and favorable mix, partially offset by higher material costs.
R&D expense for the three and nine months ended July 31, 2023 increased 1 percent and 3 percent compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs.
Selling, general and administrative expense for the three months ended July 31, 2023 decreased 6 percent compared to the same period last year, primarily driven by lower selling and variable people-related costs. Selling, general and administrative expense for the nine months ended July 31, 2023 decreased 1 percent compared to the same period last year, primarily driven by lower selling costs, partially offset by higher travel, infrastructure-related and people-related costs.
Other operating expense (income), net for the three and nine months ended July 31, 2023 was income of $2 million and $8 million, respectively, compared to income of $2 million and $7 million, respectively, for the same periods last year.
Operating margin for the three months ended July 31, 2023 was flat compared to the same period last year, primarily driven by gross margin gains offset by higher R&D expenses as a percentage of sales. Operating margin for the nine months ended July 31, 2023 increased 1 percentage point compared to the same period last year, primarily driven by higher gross margin gains.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group provides test and measurement solutions and related services across a broad set of electronic industrial end markets, focusing on high-value applications in the automotive and energy industries and measurement solutions for consumer electronics, education, general electronics design and manufacturing, and semiconductor design and manufacturing. The group provides electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation and optimization of electronic equipment. In addition the group provides automated software test solutions that include AI-ML to automatically identify, build and execute tests critical to digital business success and a strong customer experience.

Revenue

	Three Months Ended		Nine Months Ended		Year-over-Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
in millions
Total revenue	$464	$406	$1,359	$1,166	14%	17%
The Electronic Industrial Solutions Group revenue for the three and nine months ended July 31, 2023 increased 14 percent and 17 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an unfavorable impact of 1 percentage point and 3 percentage points, respectively, on the year-over-year revenue change. Revenues associated with acquisitions had an immaterial impact on the year-over-year revenue change for the three and nine months ended July 31, 2023. For the three and nine months ended July 31, 2023, revenue grew double-digit across all regions and markets. We saw moderation of demand in the quarter, particularly in semiconductor and manufacturing applications. Despite delays in their near-term spending, customer engagement remains high as they continue to invest in key long-term strategic initiatives, such as next-generation electric (EV) and autonomous (AV) vehicle mobility, digital health, industrial IoT, and advanced semiconductor technologies.
Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year-over-Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
in millions, except margin data
Gross margin	62.5%	61.3%	62.3%	62.0%	1 ppt	—
Research and development	$57	$51	$167	$152	11%	10%
Selling, general and administrative	$77	$72	$228	$215	8%	6%
Other operating expense (income), net	$(1)	$(1)	$(3)	$(3)	37%	21%
Income from operations	$157	$127	$454	$359	24%	27%
Operating margin	33.9%	31.3%	33.4%	30.8%	3 ppts	3 ppts
Gross margin for the three months ended July 31, 2023 increased 1 percentage point compared to the same period last year, primarily driven by higher revenue volume and favorable mix, partially offset by higher warranty costs. Gross margin for the nine months ended July 31, 2023 was flat compared to the same period last year, primarily driven by higher revenue volume and favorable mix offset by higher material costs.
R&D expense for the three and nine months ended July 31, 2023 increased 11 percent and 10 percent compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our markets and leading-edge technologies, partially offset by lower variable people-related costs.
Selling, general and administrative expense for the three months ended July 31, 2023 increased 8 percent compared to the same period last year, primarily driven by higher selling costs, partially offset by lower variable people-related costs. Selling, general and administrative expense for the nine months ended July 31, 2023 increased 6 percent compared to the same period last year, primarily driven by higher selling, travel, people-related and infrastructure-related costs.
Other operating expense (income), net for the three and nine months ended July 31, 2023 and 2022 was income of $1 million and $3 million, respectively.
Operating margin for the three months ended July 31, 2023 increased 3 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales and gross margin gains. Operating margin for the nine months ended July 31, 2023 increased 3 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of sales.

Financial Condition
Liquidity and Capital Resources
Our liquidity is affected by many factors, including normal ongoing operations of our business and fluctuations due to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Under certain circumstances, U.S. and local government regulations may limit our ability to move cash balances to meet cash needs.
Overview of Cash Flows
Our key cash flow activities were as follows:

	Nine Months Ended
	July 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$1,030	$746
Net cash used in investing activities	$(250)	$(190)
Net cash used in financing activities	$(259)	$(734)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, and pension funding and other items that impact reported cash flows.
Net cash provided by operating activities increased $284 million during the nine months ended July 31, 2023 compared to the same period last year.
•Net income for the nine months ended July 31, 2023 increased $6 million compared to the same period last year. Non-cash adjustments to net income were lower by $49 million primarily due to a $37 million increase in unrealized gains on equity and other investments, a $9 million decrease in deferred tax expense, an $8 million decrease in amortization, and a $3 million decrease in other non-cash adjustments, which was primarily driven by prior year one-time asset impairment charges related to the discontinuance of our Russia operations, partially offset by an $8 million increase in share-based compensation.
•The aggregate of accounts receivable, inventory and accounts payable used net cash of $148 million during the first nine months of fiscal 2023 compared to net cash used of $213 million in the same period last year, primarily due to higher collections, net of payments, partially offset by an increase in inventory for incremental stock to assure supply and demo. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•For the nine months ended July 31, 2023, we terminated forward-starting interest rate swap agreements resulting in proceeds of $107 million. See Note 8, "Derivatives," for additional information.
•Other movements in assets and liabilities used net cash of $48 million during the first nine months of fiscal 2023 compared to net cash used of $203 million in the same period last year, primarily due to lower prepaid assets, higher income and other tax accruals, net of payments, and changes in other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities increased $60 million during the nine months ended July 31, 2023 compared to the same period last year. Investments in property, plant and equipment were $158 million and $127 million for the nine months ended July 31, 2023 and 2022, respectively. For the nine months ended July 31, 2023, we used $85 million, net of cash acquired, to acquire Cliosoft, Inc. ("Cliosoft"). Cliosoft's data and intellectual property management tools enhance our portfolio of electronic design automation solutions. For the nine months ended July 31, 2022, we used $33 million, net of cash acquired, for acquisition activity. Additionally, for the nine months ended July 31, 2023, we used $7 million for purchase of a cost-method investment as compared to $30 million for an equity investment in the same period last year.

Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards and treasury stock repurchases.
Net cash used in financing activities decreased $475 million during the nine months ended July 31, 2023 compared to the same period last year, primarily due to lower treasury stock repurchases and lower payment of taxes related to net share settlement of equity awards.
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
Debt

	July 31, 2023	October 31, 2022
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving Credit Facility	$750	$750
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provided a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2023 and October 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility and senior notes during the three months ended July 31, 2023. See note 9, "Debt" for additional information.
Cash and cash requirements
Cash

	July 31, 2023	October 31, 2022
	(in millions)
Cash, cash equivalents and restricted cash	$2,588	$2,057
U.S.	$684	$371
Non U.S.	$1,904	$1,686
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
Cash requirements
We have cash requirements to support working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We generally intend to use available cash and funds generated from our operations to meet these cash requirements. In the event that additional liquidity is required, we may also borrow under our revolving credit facility.
On June 28, 2023, we announced our intention to acquire the entire share capital of ESI Group SA (“ESI Group”) at a price per share of 155 euros, which reflects a valuation of 913 million euros on a fully diluted basis. The acquisition is expected to be funded with existing cash. Completion of the acquisition of the controlling block of ESI Group shares is expected before the end of calendar year 2023.

There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Cash requirements related to tax liabilities include uncertain tax positions, which increased by $28 million from our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 due to current year increases in reserves. Additionally, with regard to the U.S. transition tax liability, $13 million moved from amounts due later than one year to amounts due within one year. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2023, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan. We do expect to contribute $2 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See Note 10, "Retirement plans and post-retirement benefit plans."
Additionally, we expect capital spending to be approximately $215 million in 2023, primarily for investments in capacity expansion and technology investments.
As of July 31, 2023, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There were no material changes during the nine months ended July 31, 2023 to this information reported in our 2022 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which was suspended and designated for remediation activities over three years, including employment of a special compliance officer. To date, we have paid $3.1 million of the penalty. The suspended portion of the penalty has been satisfied by amounts we have spent on qualifying compliance activities to date.
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
Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty, inflation, potential recession or depression has and may continue to impact our business, resulting in:
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We are currently devoting significant resources to new technologies in the communications, aerospace and defense, automotive, Internet of Things, and mobile industries. We are investing in R&D, developing relationships with customers and suppliers, and re-directing our corporate and operational resources to grow within these innovative technologies. Our income could be harmed if we fail to expand our customer base, if demand for our solutions is lower than we expect, or if our income related to the innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
Failure to adjust our purchases due to changing market conditions or failure to estimate our customers' demand could adversely affect our income.
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by volatile global economic conditions, geopolitical conflict, or the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by inflation or potential recession, fluctuations in global currency, geopolitical tension and war is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Additionally, the current disruption to the global supply chain has impacted our ability to purchase parts and components to meet increasing product demand, which has increased lead times, delayed shipments and could materially affect our results. We have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
Our effective tax rate may be adversely impacted by changes in our business mix or changes in the tax legislative landscape.
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
We and our customers and suppliers are vulnerable to the increasing impact of climate change. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to manufacture and ship products, which may negatively impact revenue. Disasters created by extreme conditions could cause significant damage to or destruction of our facilities resulting in temporary or long-term closures of our facilities and operations and significant expense for repair or replacement of damaged or destroyed facilities. This could also result in loss or damage to employee homes, employees relocating to other parts of the country or being unwilling to relocate to the strategic locations, housing shortages and loss of or inability to recruit key employees. This could result in adverse impact to the available workforce, damage to or destruction of inventory, inability to manufacture and deliver solutions, cancellation of orders, and breaches of customer contracts leading to reduced revenue.
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
In May 2021, the company disclosed its commitment to achieving net zero Scope 1 and Scope 2 emissions by the end of fiscal year 2040. The company plans to meet this commitment by reducing energy consumption through efficiency and conservation measures, investments in renewable energy and selective purchase of certified offsets for residual emissions. The company also committed in September 2021 to developing approved science-based targets in line with limiting global warming to 1.5 degrees Celsius above pre-industrial levels. In addition to Scope 1 and Scope 2 emissions defined by our net zero goal, the company has developed Scope 3 reduction and engagement targets across relevant categories as part of our commitment to science-based targets, which are currently under review. The development and implementation of goals and targets may require significant and expensive capital improvements, changes in product development, manufacturing processes and shipping methods. These changes may materially increase the cost to manufacture and ship products and solutions, result in price increases to customers, reduce product or solution performance, and create customer dissatisfaction, potentially adversely impacting our revenue and profitability.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2023.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2023 through May 31, 2023	285,250	$158.96	285,250	$1,454,656,175
June 1, 2023 through June 30, 2023	644,250	$162.71	644,250	$1,349,831,986
July 1, 2023 through July 31, 2023	—	—	—	$1,349,831,986
Total	929,500		929,500

(1)	On March 7, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program authorizing the purchase of up to $1,200 million of the company’s common stock, of which $225 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended July 31, 2023, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

			Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate number of securities to be sold(1)	Plan expiration date

Jeffrey K. Li	Adoption	May 31, 2023	☒	☐	8,728	May 31, 2024
Senior Vice President, General Counsel and Secretary

Satish Dhanasekaran	Adoption	June 8, 2023	☒	☐	33,641	June 7, 2024
President and Chief Executive Officer

John Page	Adoption	June 23, 2023	☒	☐	9,386	June 21, 2024
Senior Vice President and President of Global Services

(1)	The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards.
During the three months ended July 31, 2023, there were no terminations of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.”

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	August 30, 2023	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 30, 2023	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)