Form 10-K
period 2023-10-31
Keysight Technologies, Inc.
filed 2023-12-15
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2023 was approximately $20 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 12, 2023, there were 175,044,604 shares of our common stock outstanding.

____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 21, 2024 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2023 are incorporated by reference into Part III of this Report.
III

Forward-Looking Statements
This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, increased interest rates, the existence of political or economic instability, impacts of geopolitical tension and conflict, the impacts of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, the impact of new and ongoing litigation, impacts related to endemic and pandemic conditions, impacts related to net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, and our ability to successfully integrate key acquisitions. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part 1 Item 1A and elsewhere in this Form 10-K.
PART I
Item 1.  Business
Overview
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, "accelerating innovation to connect and secure the world," speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market faster.
Keysight’s portfolio of hardware, software, and services enables our customers’ engineering workflows as they design, manufacture, deploy, and optimize their products and solutions. Our revenue is derived primarily from solutions addressing research and development ("R&D") applications, and to a lesser degree, applications in manufacturing and operations. The accelerating pace of technological innovation and engineering intensity are long-term secular drivers of demand for Keysight’s solutions and services. We serve a global set of customers in over 100 countries across a wide range of industry segments, including communications, aerospace defense, government, automotive, energy, industrial, general electronics, and semiconductor.
We generated $5.5 billion, $5.4 billion and $4.9 billion of revenue in 2023, 2022, and 2021, respectively. Revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2023, 2022, and 2021, are provided in Note 16, "Segment Information," to our consolidated financial statements.
Keysight Leadership Model
We trace our heritage back over 80 years to the beginning of Silicon Valley. The fundamental elements of our culture are represented in our Keysight Leadership Model ("KLM"), which provides a framework for sustained value creation for customers, shareholders, and employees. The KLM centers on delivering customer success via a continuous activity system and core values that guide and drive our actions as a company and as individuals. The activities are summarized as an ongoing cycle of market insight that drives capital allocation and yields timely solutions that are optimized via operational excellence. More information on the KLM can be found at https://about.keysight.com/en/companyinfo/leadership.shtml.
Competitive Advantages
Keysight conducts business with global customers, including many Fortune 1000 companies that are developing new electronic technologies, networks, systems, devices, and components. The following advantages enable us to deliver on our commitment of sustained value creation for our stakeholders.
Deep, long-term global customer relationships
Keysight’s history of collaborative innovation is demonstrated by our service to leading companies across the diverse markets that we address. Our customers trust Keysight to deliver the technological expertise, leading-edge capabilities, and broad solutions portfolio that they need to execute on their product development goals. Keysight primarily employs a comprehensive global direct sales channel with experienced management and highly technical sales and application engineers, including a strong local presence in emerging markets. These teams are supported by tight collaboration with the engineering teams who create the solutions used by our customers so that problems can be addressed efficiently, and solutions enhanced quickly, to enable customer success.
Our legacy of over 80 years of contribution in measurement science and the resulting breadth of our products and solutions yields a large, global installed base. This base of customers enables a large and growing services portfolio and offers additional sales opportunities as customers upgrade their products over time.
Unique technology expertise and capabilities
Keysight is a technology-driven company, investing in R&D to align our business with available markets and position the company for growth. As our customers’ trusted test and measurement partner, we innovate at the leading edge of the technologies they seek to utilize in their electronic systems under development. We employ a combination of strategies to lead in this area, including engagement with top standards bodies and industry consortia and close collaboration with top research programs in universities and industry. Our central R&D team, Keysight Labs, focuses on developing breakthrough hardware and software technologies that are deployed in application-specific contexts by our business-specific engineering teams. We develop and incorporate proprietary semiconductor and packaging technology to address the specific needs of our solutions, enabling differentiated performance within our industry.
Differentiated, first-to-market solutions portfolio
Keysight’s industry-focused organizational structure emphasizes our engagement with leading customers across our end markets. We leverage these relationships, together with our technology expertise, to identify market opportunities and seek to maximize the lifecycle value of our design and test contributions beginning in R&D. Our development teams leverage the broad array of Keysight hardware, software, and services, adding new capability as necessary, to create market-leading solutions. Providing leading-edge, application-focused solutions for our customers in line with their project schedules is key to our differentiation and value delivery and facilitates the continuous advancement of electronics technology. With a software-centric solutions and customer-centered focus, we continue to make strategic investments to expand the R&D mix of our revenue and grow the software and services content of our business, which has the added benefit of increasing recurring revenue.
Durable and resilient business model
Our operating model incorporates cost structure flexibility that has allowed Keysight to deliver profitability across a range of economic and market conditions. We employ variable pay mechanisms across our entire employee population and complement this with the strategic use of contingent staffing. We have a diversified go-to-market approach with indirect sales partners and electronic commerce to complement our direct sales force. This approach provides flexibility with the added benefit of expanding our reach and providing improved transactional purchase capability. We use a centralized order fulfillment organization that supplies solutions to customers worldwide, allowing us to leverage the scale of our business to provide high-quality products while maintaining competitive gross margins. We complement our in-house capabilities with an extensive network of suppliers and subcontractors, which allows us to adapt to changing market conditions. The durability and resilience of our business model has provided strategic flexibility and enabled the company to continue to allocate capital and invest in growth through different market environments.
Innovative culture
Keysight's culture has at its foundation the operating principles and values embodied in the Keysight Leadership Model, with innovation as a key source of our strength. Our employees across the world embrace these principles and deliver industry-leading capabilities across a range of fields that are not only technical in nature but encompass a wide range of contributions to our business, customers, and shareholders. Keysight is increasingly recognized as a great place to work. We strive to enable employee growth in a diverse, inclusive, and respectful work environment that offers challenging assignments, development opportunities, competitive compensation, and a safe workplace. This environment supports our employees to achieve their full potential and enables collaboration to innovate at the speed of our customers.
Strategic Priorities
Keysight’s business strategy is exemplified in four key objectives:
Invest to deliver differentiated, first-to-market solutions
This priority is central to our value contribution for our customers in their world of increasing technology complexity and decreasing time-to-market. To this end, our intent is to invest approximately 16% of our revenue in R&D annually. In 2023, R&D investment totaled $882 million. We employ vertical technology integration that leverages investments in core hardware technology, such as advanced semiconductor capability provided by our in-house fab, custom packaging from our technology centers, and other unique competencies. We integrate these hardware technologies with core software capabilities, enabled by our software engineering teams (representing the majority of our R&D staff) and accelerated by leveraging our broad portfolio and layering relevant services to deliver differentiated solutions that meet the needs of the market. Deep relationships with market-defining customers provide detailed understanding of their needs and schedules. This enables us to work at our customers’ pace to deliver solutions that enable their development cycles with first-to-market timing.
Capture opportunities in our served addressable market and expand in attractive adjacencies
Building on our industry-leading position, we are investing to capitalize on emerging technologies, expanding our portfolio of solutions and engaging earlier in our customers’ design and innovation life cycles to enhance our value and ensure we hit technology inflections. This is an important aspect of our capital allocation strategy to deliver sustainable and profitable growth. We continue to work on multiple potential vectors for growth as we expand Keysight’s contributions across the technology stack, building on our core strength in physical layer test and adding new protocol layer test and system emulation capabilities, as well as new application layer solutions that address opportunities in design and data management. In 2023, Keysight acquired Cliosoft Inc., adding design and intellectual property data management capabilities to complement our design software portfolio. In November 2023, we acquired a controlling block of share capital of ESI Group SA, which helps broaden our software capabilities and further our strategy of moving upstream into the earlier stages of our customers’ design cycles.
Grow recurring revenue
This component of our strategy builds on the increasing software content in our solutions and delivering value to customers throughout the solution lifecycle. It also leverages our broad services portfolio as we provide unique and high-value services to extend the value of our solutions. We have a dedicated global enterprise software sales force to drive this priority and maximize cross-selling opportunities across our go-to-market channels.

Be good stewards of capital
Keysight strives to be a good steward of capital. Leveraging the strength of our differentiated portfolio and flexible operating model, together with our strong balance sheet and cash generation, we maintain our disciplined approach to capital allocation, balancing investment for organic growth, mergers and acquisitions ("M&A"), and return of capital.
Broad Portfolio of Design and Test Solutions
Keysight delivers a portfolio of products and solutions that enable our customers to efficiently develop, deploy, and optimize their product offerings. The main components of our portfolio are hardware, software, and services that are delivered on a standalone basis or combined into application-specific solutions. Application-specific solutions employ a software-centric approach that directly leverages the breadth of our portfolio by combining relevant hardware, software, and services into solutions that address high-value applications and specific industry requirements. This approach allows Keysight to deliver differentiated value to our customers, built from a foundation of industry-leading products and services that can be customized to meet their needs.
Hardware products include a broad range of platforms delivering precise measurement and control of numerous electrical and information properties in signals. These products consist of modular and integrated instruments in a variety of form factors. Some of the major product categories are:
•Spectrum and Signal Analyzers – a line of products providing detailed analysis of complex communications and radar signals across a wide range of frequencies, including radio frequency ("RF"), microwave ("uW"), and optical.
•Network Analyzers – an array of products providing detailed characterization of the behavior of electronic components and systems when stimulated by a range of input signals.
•Power Analyzers – a range of products to accurately measure voltage, current, and power characteristics of an electronic device or system under a range of operating conditions.
•Protocol Analyzers – a range of products allowing the debug, validation, and optimization of electronic systems employing various protocols for data transmission, usually defined by widely adopted standards, such as PCI Express ("PCIe") or Universal Serial Bus ("USB"), as well as others.
•Oscilloscopes – a range of products offering precise visualization, debug, and characterization of time domain signals across a wide range of operating conditions.
•Digital Multimeters – a range of products delivering accurate and reliable measurement of basic electrical parameters in a variety of form factors.
•Signal Generators (Signal Sources) – a range of products offering flexibility and precise control of the generation of a broad variety of signals used to provide stimulus to electronic devices and systems under test.
•Power Supplies – a range of products used to provide precise control of power delivery to electrical and electronic systems under test.
•Network Test Products – a range of systems to debug, validate, and characterize communication networks and network components across a range of operating conditions and measurement types.
•Network Visibility Products – a portfolio of products and solutions delivering rich data insight about network traffic, applications, and users across any networking environment to ensure they remain connected and secure.
This summary is only a subset of Keysight’s industry-leading array of hardware product offerings. More details can be found on our website using the link at the end of this section.
Software products are characterized in the following three categories:
•Instrument software applications are designed to optimize the value that our customers derive from our instruments, providing faster insight and analytics by integrating the instrument’s hardware and software into an application-focused solution. This approach typically builds on the basic software used to operate our instruments by adding software applications that are pre-installed to deliver measurements tailored to a specific application. For example, customers may purchase a signal analyzer equipped with a software application to analyze specific signals such as satellite communications signals.

•Software application solutions unify multiple instruments into an application-specific measurement solution, providing faster time to insight across industry-specific applications, technologies, and lifecycle phases. An example of this is software that enables a signal generator and signal analyzer to be used as a stimulus-response tester for performance characterization of a communications component or device.
•Our standalone software solutions enable customers to address their design, simulation, emulation, test automation, and quality assurance needs in the R&D lab and beyond. These solutions are built on our open and scalable PathWave software platform and enable our customers to efficiently translate virtual designs into physical products. Our software test automation platform uses artificial intelligence and machine learning ("AI-ML") to accelerate customer productivity in software test creation and execution.
Keysight Global Services provide support services to enable our customers’ success with their Keysight products and solutions. Our global scale is complemented by localized presence with trained engineers and technicians delivering our services via regional support centers located near customers or on-site teams. This approach increases the efficiency and uniformity of our services offerings and allows for close collaboration with our engineering and go-to-market teams. Our services offerings are summarized as follows:
•Product support services deliver comprehensive support that includes repair, parts, and accredited calibrations of Keysight products and solutions.
•Technical and application support for hardware, software, and solutions, known as KeysightCare, allows customers to maximize their productivity and the utility of our products and solutions in their application environment.
•Professional services, including installation, training, and engineering services, optimize equipment and solution adoption, utilization, and integration into customers’ unique environments.
More information on our broad portfolio of products and services can be found at https://www.keysight.com/us/en/products.html.
Operating Segments
We have two reportable operating segments, the Communications Solutions Group and the Electronic Industrial Solutions Group.
Communications Solutions Group
The Communications Solutions Group ("CSG") serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense and government end markets. In addition, the group provides automated software test solutions that include AI-ML to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
Commercial Communications
The market for Keysight’s commercial communications solutions spans the communications ecosystem from design through operations and across the industry’s broad spectrum of components, devices, equipment, and services. Our solutions address the communications lifecycle in both wireless and wireline domains, from design and simulation, validation, and characterization, through manufacturing, deployment, and optimization, including cybersecurity.
Keysight’s commercial communications customers develop and deploy communications products and services and operate communications networks around the world. Our customers represent a diverse group of suppliers across the global industry value chain and include original equipment and contract manufacturers supplying wireless and wireline semiconductors, chipsets, modules, and devices. Our customers also include network equipment manufacturers ("NEMs") as well as those operating communications and computing networks, including enterprises, communications network service providers, and cloud computing service providers.
These customers require design, simulation, and measurement tools to validate the correct functional operation, conformance to standards, and parametric performance of their products and systems under development. Their needs span the wide range of technologies employed in modern wired and wireless communications system designs such as 5G, 6G, 800Gb/sec, 1.6Tb/sec, and many others. These needs have also evolved rapidly given the continuous advancement of digital, communications, and computing standards. Keysight’s broad portfolio of products and solutions serve their many specific applications, accelerating the development, validation, and quality manufacturing and deployment of their products and services, as well as aiding in their secure and efficient operation, service, and repair.
Aerospace, Defense and Government
The market for Keysight’s aerospace, defense and government solutions consists of applications addressing secure and highly reliable communications, space and satellite equipment development and operations, and government research across a wide spectrum of electronics technologies used in aerospace and defense. Typical applications include electromagnetic spectrum operations (e.g., communications, radar, signal intelligence), cybersecurity, and others, often incorporating ruggedized and high-reliability designs for military equipment. Research applications are wide-ranging and include these areas and others, such as quantum communications and computing, cyber-physical control systems (e.g., battery, control systems, smart grid technologies), energy as well as materials science research.
Our aerospace, defense and government customers are research agencies and manufacturers serving the aerospace and defense industries, including commercial and government customers and their contracted suppliers. Commercial suppliers include aerospace, defense, and satellite equipment prime contractors, subcontractors, and related component suppliers. Government customers include a range of government agencies, such as departments and ministries of defense, security agencies, and related government research entities. Our customers need to accelerate the modernization of their defense systems to realize the benefits of the continuous evolution in electronic systems. They strive to embrace new space, energy, and communications advances, and ensure secure supply chains. These customers require design, simulation, and measurement tools to accelerate their efforts to ensure the proper operation and performance of the devices and systems they are developing, deploying, and operating. They use Keysight’s products and solutions to explore design alternatives, validate their component and system designs and prototypes, ensure quality manufacturing, and operate, service, and repair their systems in the field.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group ("EISG") serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions that include AI-ML to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
Automotive and Energy
The market for Keysight’s automotive and energy solutions consists of design and measurement applications addressing the major transformational trends in these industries. These applications include the growth of electric and autonomous vehicles, the evolution of energy systems to incorporate alternative forms of generation and advanced control, and the many new subsystem and component technologies under development to enable and advance these trends.
Our automotive and energy customers include automotive original equipment manufacturers and Tier 1 and 2 suppliers, along with the component and subsystem suppliers that support them. We also count as customers the suppliers of alternative energy systems for green energy generation, storage, and control, as well as suppliers of enabling electronics technology such as high-power semiconductors and control systems.
Our customers are innovating in energy management and advanced cyber-physical control systems that are the building blocks of these complex and transformative systems. These customers, many of whom are pioneering new standards and capabilities involving the application of advanced communications, computing, and applied materials research, require advanced design, simulation, and measurement capability to fully explore these new application areas and enable the development of their products and services. They rely on Keysight’s software-centric solutions to analyze and validate their concepts and products, thereby increasing their productivity and ultimately speeding the arrival of their products to market.
Semiconductor
The market for Keysight’s semiconductor solutions consists of design and measurement applications to enable continued innovation in leading-edge semiconductors to address the demand for smaller, more power efficient, and highly integrated chips and chipsets. This innovation requires new approaches to design and measurement to enable realization of the design in the fab along with efficient testing at scale to preserve yield.
Our semiconductor customers are primarily design and production teams in semiconductor and capital equipment companies who are looking to differentiate their offerings by implementing innovative new silicon architectures and continuing to advance the state of the art in semiconductor device capability. These innovations are the foundation of advances in electronics that are powering many new technologies in today’s high-tech world. These teams require close collaboration with their design and measurement solutions suppliers to continue to advance their capability in this challenging environment of ever-advancing complexity and scale. Keysight is a trusted supplier to the leaders in the semiconductor ecosystem as they engage with our solutions to enable their next-generation offerings.
General Electronics
The market for Keysight’s general electronics solutions spans a broad set of design and measurement applications that enable electronics designers and manufacturers across a wide range of industrial and academic settings. These applications represent basic and advanced design, simulation, and measurement capability that support the electronics industry and is driven by digital transformation and the growth of connected devices (Internet of Things), including consumer electronics, digital health applications, smart manufacturing, and the growth of digital classroom learning.
Our general electronics customers include design teams in leading and emerging companies that are innovating to bring higher levels of connectivity, utility, and automation, along with new business models, to their customers. In many cases they are embracing new communications technology and working to incorporate the latest electronics to enable longer battery life, higher performance, or other differentiators for their systems. They trust Keysight's design and measurement solutions to accelerate their development and productization processes, while enhancing quality and profitability for their business.
The following discussions include information common to each of our businesses.
Competition
Keysight operates in a highly competitive and rapidly changing global marketplace. We believe that our technology leadership serves as a competitive differentiator. The proprietary software and hardware technologies unavailable in the commercial markets and developed by our R&D technology centers around the world enable many Keysight products to deliver differentiated design and measurement solution capability to address our customers' engineering requirements. We compete with a variety of organizations that offer similar services and solutions, but none of our competitors offer the full range of product and services at the scale we do or serve all the same markets in the aggregate or by segment. Our competitors include companies or divisions of companies with substantial sales, marketing, research, and financial capabilities, as well as well-established regional competitors who are more specialized than we are in particular markets. We also face increased competition in a number of our served markets as a result of the entry of new competitors or consolidation among industries or customers. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
Research and Development
We are committed to investing in R&D and have focused our development efforts on strategic opportunities that align our business with available markets and position the company for growth. Our R&D investments focus on the development of first-to-market solutions with differentiated software and hardware, as well as improvements to existing software and hardware products to provide complete customer solutions addressing the evolving requirements of industries that we serve. We conduct R&D in four principal areas: enabling technologies, system design, simulation, and measurement, with the aim of building a strong foundation for next-generation and longer-term solutions. Our most significant technology development centers are in the United States (California, Colorado and Texas), India, Malaysia, Romania, Germany, China, Japan, United Kingdom, Spain, Singapore and Finland. We anticipate that we will continue to maintain R&D expenditures to deliver a continuous flow of innovative, high-quality customer solutions, products, and services.
Sales
Our Chief Customer Officer is responsible for developing and executing the company’s customer-centric vision by enhancing the end-to-end customer experience, enabling customer success through the seamless delivery of first-to-market solutions to a diverse, global customer base, and expanding Keysight’s go-to-market strategies across all regions and ecosystems. Our direct sales force focuses on addressing the needs of our global and regional customers by selling Keysight products, systems, solutions, software, and services. Keysight’s direct sales force consists of sales and application engineers who have in‑depth knowledge of the customers’ business and technology needs. Our direct sellers concentrate on providing more complex, end-to-end solutions where customers require strategic consultation. Our application engineers bring deep solution and application expertise to provide a combination of consulting, systems integration and software engineering services that span all stages of the sale, deployment and support of our complex systems and solutions. We also have a global software subscription and renewals channel, selling our standalone enterprise software solutions including computer-aided engineering and design workflow solutions. Together, all of our direct sales organizations serve customers globally across the commercial communications, aerospace, defense and government, automotive and energy, semiconductor and general electronics markets. More than 80 percent of our business comes from customer interactions with our direct sales organization.
To complement our direct sales force, we have an extensive network of over 800 channel partners around the world. These channel partners include resellers, manufacturer’s representatives, and distributors. They serve thousands of customers across a wide range of end-user markets. They are expected to provide the same level of service and support as our direct sales force for the products they sell and generate new sales opportunities to extend our reach. In addition, we work with a number of strategic solution partners who add value to our products and solutions for certain verticals like network application and test. Electronic commerce and telesales channels are also in place for transactional, lower-touch sales.
Marketing
Keysight Global Marketing builds the company brand and drives growth through programs that increase awareness, demand, and engagement for Keysight’s design, simulation, emulation, and test solutions. We employ a multi-pronged marketing strategy to enhance brand equity, as well as proving our presence and thought leadership in existing and emerging markets, resulting in one powerful brand voice for Keysight. We fuel growth initiatives through online digital transformation, high-value content, new product launches, and sophisticated digital and physical demand generation programs tailored to local markets to attract new accounts and deepen relationships with existing customers. We continuously evolve our marketing practices and technology stack to support a data-driven approach to our sales and marketing initiatives. Our continued evolution includes a focus on intent-based marketing as we continue to adjust to how our prospects prefer to discover, learn, and buy.
Manufacturing and Materials
We utilize a combination of both in-house manufacturing and contract manufacturers to maximize our productivity and our ability to respond to market conditions. Our in-house manufacturing efforts are focused on the highest value added, more complex and highly technical aspects of production and plating. We use contract manufacturers for assembly, printed circuit board production and chassis assembly. We have centralized manufacturing in Penang, Malaysia, our largest manufacturing facility, which focuses on the final assembly of our most sophisticated instruments and on final tuning, calibration and test of instruments across the broader portfolio. Our other principal finished good manufacturing facilities are in California and Colorado in the United States, and Germany and Japan outside of the United States. We also operate three technology centers located in Santa Rosa, California; Colorado Springs, Colorado; and Boeblingen, Germany that collectively provide key components and sub-systems for our instruments, including microwave monolithic integrated circuits, thick and thin film circuits, optical components, high-speed probes and precision machining. Our technology centers provide a competitive advantage by developing and manufacturing differentiated technology components with performance levels that are not commercially available. We plan our supply chain based on forecasts, and generally manufacture and configure the finished products upon receipt of firm orders.
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials, such as plastic resins and sheet metal. We purchase materials from various suppliers globally. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. To address the potential disruption in, and other risks related to, our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of solutions for alternative components. In addition, while we generally attempt to keep our inventory at optimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.
For a further discussion of risks related to the manufacturing and materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Human Capital
We have a diverse, inclusive, and respectful work environment, where employees are offered challenging assignments, development opportunities, competitive salaries and a safe workplace. As of October 31, 2023, we had approximately 14,900 employees worldwide representing more than 80 nationalities working in 30 countries. Of those employees, 5,500 are located in the Americas (including 5,300 in the United States), 2,800 are located in Europe, and 6,600 are located in Asia Pacific.
Culture, Values and Standards
Our core values and culture reflect a commitment to ethical business practices and outstanding corporate citizenship. We adhere to the tenets of the United Nations Guiding Principles on Business and Human Rights, and core International Labor Organization conventions, and we are an affiliate member of the Responsible Business Alliance. We comply with the labor and employment laws of all countries in which we operate, prioritizing fair employment practices, labor compliance, non-

discrimination, and equal employment opportunity. The KLM is the framework for how we do business, enabling us to execute on our strategies for the benefit of our customers, stockholders and employees, while operating within our values of Speed and Courage, Uncompromising Integrity, High Performance, Social Responsibility and One Keysight.
We believe our culture, which fosters employee inclusion, engagement, and innovation, is a competitive advantage. We are committed to maintaining a work environment founded on respect for all, regardless of race, color, age, sex, sexual orientation, gender identity and expression, ethnicity, religion, disability, veteran status, national origin, or any protected class. Our Harassment Policy requires that all who work for Keysight be treated with dignity, respect, and courtesy. Our Keysight Standards of Business Conduct ("SBC") govern our dealings with our customers, competitors, suppliers, third-party partners, as well as with our fellow employees, and is available for review on our website. Our employees are responsible for upholding the SBC, and SBC training is required annually for all our employees.
Oversight and Governance
The Chief People and Administrative Officer ("CAO") is responsible for developing and executing the company’s human capital strategy. Our strategy incorporates global policies and programs for leadership and talent development, diversity, equity and inclusion, compensation, benefits, staffing and workforce planning, human resources systems, education, and organization development. The CAO is responsible for developing and integrating the company’s diversity, equity, and inclusion priorities and strategy.
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
We continue to refine and expand our talent acquisition strategies and processes. As part of our talent acquisition strategy, we provide training to recruiters and hiring managers to assist them in recruiting and hiring top talent. We had a global job offer acceptance rate of 86.8 percent in 2023.
Our business leaders are required to periodically evaluate employee contributions to the company and to identify key contributors, as well as those in need of improvement. At least annually, we provide employees with feedback on their performance over the past fiscal year. Working with Human Resources, business leaders develop retention strategies and initiatives to keep critical talent focused and engaged and to minimize attrition. The average tenure of our employees is 12.6 years. Our three-year average employee turnover rate was approximately 7.5 percent and has been lower than the industry average for the past five years.
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
Globally, many of our employee population is eligible to retire. These employees often have valuable skills and historical information and knowledge transfer is critical. We have knowledge transfer practices and programs to enable us to retain critical knowledge. In the United States, we have programs specifically designed for retirement-ready employees. We have a retirement planning program that provides a severance payment in exchange for extended notice of retirement. Those who are considered critical talent are given an opportunity to gradually reduce hours leading up to retirement, giving us time to transfer critical information and processes. Once retired, these former employees are given the opportunity to consult with us on a limited basis to provide on-going mentoring and training.

Diversity and Equal Employment Policy
We are an equal opportunity employer, and we are committed to maintaining a diverse and inclusive work environment that is free from harassment and discrimination. The value we place on diversity, equity and inclusion ("DEI") is a competitive advantage, and it helps us attract and retain the best talent and drive high performance through innovation and collaboration. We benefit from the innovation that results when people with differing experiences, perspectives, and cultures work together.
We have a DEI Director who is responsible for driving strategy and for implementing new and ongoing DEI initiatives. To increase the pool of diverse candidates for open positions, we participate in diversity-focused career fairs and conferences in the United States, Asia, and Europe. We identify diversity recruiting business champions who develop business-specific talent acquisition plans, and we have partnerships with universities worldwide that are aligned with our strategic talent needs, including Historically Black Colleges and Universities in the United States. In an effort to enable employees to be successful, we provide mentoring programs, inclusive benefits, access to employee network groups, and training for every stage of employment.
As of October 31, 2023, women represented 31 percent of our global workforce, and underrepresented minorities represented 44.4 percent of the United States workforce. The percentage of leadership positions (Officer, Senior Vice President, Vice President, Senior Manager, Integrating Manager, Operating Manager and Supervisor) held by women globally was 25.2 percent and the percentage of leadership positions held by underrepresented minorities in the United States was 39.9 percent. At the senior executive level (Officer, Senior Vice President, Vice President), 27.6 percent were women and 31.8 percent were underrepresented minorities. Our Board of Directors has eleven members, three of whom are women, and three are self-identified underrepresented minorities.
In the rest of the workforce, we seek to expand hiring of women globally and underrepresented minorities in the United States. We established annual hiring goals to improve our workforce diversity. In 2023, 33.9 percent of our global external new hires were women, exceeding our 2023 goal of 33.6 percent. In 2023, 61.1 percent of external new hires in the United States were underrepresented minorities, exceeding our goal of 50.1 percent. For fiscal year 2024, the adjusted hiring goals for global external new women hires is 34.4 percent, and external new underrepresented minorities hires in the United States is 50.1 percent. A metric in our short-term executive compensation program for fiscal year 2024 is tied to the achievement of these goals. To measure achievement of this goal, we use the following definition of underrepresented minorities: Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, or gay, lesbian, bisexual, or transgender.
Learning and Development
We believe that learning is a lifelong pursuit that creates a mindset of professional growth and continuous improvement. We prioritize on-the-job learning through stretch assignments, development opportunities, and educational resources. Our employees have access to a wide range of programs, workshops, classes, and resources to help them excel in their careers. Our Keysight University platform offers training and development programs, as well as learning resources. Our Employee Educational Assistance Program provides financial and management support to eligible employees, allowing them to pursue academic degrees related to their field of work.
Many of our employees are required to take annual training courses related to their work, including those pertaining to the environment, data privacy, contributing to an inclusive workplace, and workplace health and safety. We also have leadership development programs including training for new managers and development through ExecOnline. We hold an annual Keysight Executive Development program with senior leaders to align on strategy and key focus areas for the company.
Compensation and Benefits
We compensate employees with competitive wages and benefit programs designed to meet employee needs. Our compensation and benefit programs are designed to recognize our employees' contributions to value creation and business results. We seek to achieve pay parity across our organization and in 2023 maintained a worldwide women-to-men pay parity of nearly 1:1.
Listening to Employees
We provide multiple avenues for employee input. Our Open-Door Policy provides employees with direct access to any level of management to discuss ideas, get input on career development, and discuss concerns in a constructive manner. The MyVoice program fosters inclusion through engagement surveys on a variety of topics that give us insight on what employees value and helps us identify where to prioritize our efforts. We also created a global Inclusion Council comprised of employees from all functions across the globe to help formulate our inclusion goals and track our progress.

Health, Safety and Wellness
We strive to maintain a best-in-class work environment and provide a safe and healthy workplace for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety. Our programs include recognition and control of workplace hazards, ergonomics training, a global travel health program, and robust emergency and disaster recovery plans. We promote the health and wellness of our employees through our Employee Well Being programs, our Employee and Family Assistance Program (which includes twelve free sessions with therapists and mental health coaches per year), and workplace accessibility and accommodations.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue (booked as deferred revenue), and orders for goods that were shipped but not yet recognized, awaiting acceptance by customers and/or completion of a commitment to a customer. At October 31, 2023, our backlog was approximately $2,290 million compared to approximately $2,550 million at October 31, 2022. The decrease in year-over-year backlog is a result of revenue outpacing orders, primarily driven by the fulfillment of orders and shipments with the easing of supply chain constraints along with the year-over-year decline in orders. In accordance with our order acceptance policy, we continue to expect the majority of backlog to be recognized as revenue within six months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.
Intellectual Property
We generate patent and other intellectual property rights covering significant inventions and other innovations in order to create a competitive advantage. Although we believe that our licenses, patents, and other intellectual property rights have value, in general no single license, patent, or other intellectual property right is in itself material, other than the Keysight mark.
Government Regulations
Our company is subject to various federal, state, local, and international laws and regulations relating to the development, manufacture, sale, and distribution of our products and solutions, and it is our policy to comply with the laws in every jurisdiction in which we conduct business. Regulations include, but are not limited to, those related to environment, corruption, bribery, import and export controls, competition, product safety, workplace health and safety, employment, labor, and data privacy. The following describes certain significant regulations that may impact our business. For additional information about the risks related to government regulations, please refer to “Item 1A. Risk Factors.”
Environmental Regulations
Our R&D, manufacturing, and distribution operations involve the use of hazardous substances and are regulated under international, federal, state, and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated, and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging, and product content requirements. The environmental, product content/disposal, and recycling laws are gradually becoming more stringent and may cause us to incur additional costs in the future.
Some of our properties have been the subject of ongoing remediation by HP Inc. ("HP") for subsurface contamination that was known at the time of Agilent’s separation from HP in 1999. In connection with Agilent’s separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to Keysight in our separation from Agilent on November 1, 2014 (the "Separation"). As a result, HP has access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the Separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations. On December 17, 2021, Keysight and HP signed a restrictive covenant related to our Santa Rosa facility that prohibits certain uses of the property (such as running a daycare facility, hospital, or school) and terminates HP’s remediation obligation related to that facility. HP’s remediation obligations relating to Keysight’s Colorado Springs facility are ongoing.
We maintain a comprehensive environmental site liability insurance policy that may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.
Import/Export Regulations
We sell products and solutions to customers all over the world and are required to comply with the U.S Export Administration Regulations and economic and trade sanctions programs that limit or ban sales into certain countries. Countries outside of the U.S. have implemented similar controls and sanction regulations. Together these controls and regulations may impose licensing requirements on exports of certain technology and software from the U.S. and may impact our ability to transact business in certain countries or with certain customers. We have developed compliance programs and training to prevent violations of these programs and regulations, and we regularly monitor changes in the law and regulations.
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
Anti-Corruption Regulations
As a result of our extensive international operations, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. We have compliance policies, programs, and training to prevent non-compliance with such anti-corruption regulations in the U.S. and outside of the U.S. We monitor pending and proposed legislation and regulatory changes that may impact our business and develop strategies to address the changes and incorporate them into existing compliance programs.
Data Privacy Regulations
With extensive operations all over the world, we must comply with complex regulations governing data privacy, including the General Data Protection Regulation (“GDPR”) in the European Union and data privacy regulations in other jurisdictions. These regulations require careful handling of internal data. We have internal data handling policies and practices to comply with global data privacy requirements, including GDPR and similar regulations, and devote resources to keep up with changing data privacy regulations. The risk of data privacy breaches cannot be entirely eliminated, creating risk of fines and penalties. Additionally, new laws, amendments, or interpretations of regulations, industry standards, and contractual obligations relating to data privacy may require us to incur additional costs related to compliance and may restrict our business operations.
Health and Safety Regulations
We are subject to and comply with health and safety laws and regulations in jurisdictions in which we operate. These regulations may differ by country, requiring us to keep track of varied and complex requirements. In the U.S. we are subject to federal and state Occupational Health and Safety laws as well as federal, state, and local requirements.
Executive Officers of the Registrant
The following is information regarding our executive officers as of December 1, 2023.
Satish Dhanasekaran, 51, has served as President and Chief Executive Officer of Keysight since May 2022. He served as Senior Vice President and Chief Operating Officer from October 2020 to May 2022. He was Senior Vice President and President of the Communications Solutions Group from July 2017 to October 2020. From May 2016 to July 2017, Mr. Dhanasekaran served as Keysight’s Vice President and General Manager, Wireless Devices and Operators Business Unit. From

June 2015 to May 2016, Mr. Dhanasekaran served as the General Manager of the Mobile Broadband Operation, and from November 2014 through June 2015, he led the marketing function for the Signal Analysis and Signal Sources Division.
Neil Dougherty, 54, has served as Executive Vice President and Chief Financial Officer since May 2022 and as Senior Vice President and Chief Financial Officer of Keysight since December 2013. From 2012 to December 2013, Mr. Dougherty served as Vice President and Treasurer of Agilent. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer.
Huei Sin Ee, 57, has served as Keysight’s Senior Vice President and President of the Electronic Industrial Solutions Group since October 2020. Previously, she was Vice President and General Manager of Keysight’s General Electronics Measurement Solutions from November 2015 to October 2020. Ms. Ee concurrently served as Vice President of Keysight Education from September 2018 to October 2020. From June 2013 to November 2015, Ms. Ee was the Vice President and General Manager of Keysight’s General-Purpose Electronic Measurement Division. Ms. Ee served as Vice President and General Manager of Agilent’s Basic Instruments Division from February 2005 to May 2013.
Ingrid Estrada, 59, has served as Senior Vice President, Chief People and Administrative Officer and Chief of Staff since August 2017. Previously, she served as Keysight’s Senior Vice President, Human Resources from December 2013 until August 2017. From 2011 until December 2013, she served as Vice President and General Manager of Global Sourcing of Agilent.
Soon Chai Gooi, 62, has served as Senior Vice President, Order Fulfillment and Digital Operations since October 2020 and as Senior Vice President and President of the Electronic Industrial Solutions Group from November 2015 to October 2020. From December 2013 to November 2015, Mr. Gooi served as Senior Vice President of Order Fulfillment and Infrastructure for Keysight. Mr. Gooi served as President, from November 2012 to September 2013, and as Senior Vice President, from December 2011 to November 2012, of Agilent's Order Fulfillment and Supply Chain.
Jeffrey Li, 54, has served as Senior Vice President, General Counsel, and Secretary since July 2019. From December 2013 to July 2019, Mr. Li served as Vice President, Assistant General Counsel, and Assistant Secretary of Keysight, and as Senior Counsel of Agilent from 2011 to December 2013.
Kailash Narayanan, 50, has served as Keysight's Senior Vice President and President of the Communications Solutions Group since November 2021. From November 2020 until November 2021, Mr. Narayanan served as President of the Commercial Communications business. He served as Vice President and General Manager, Wireless Test Business Unit, from September 2017 until November 2020, and was Vice President and General Manager, Wireless Devices from May 2016 until September 2017. From November 2014 until May 2016, Mr. Narayanan served as R&D Senior Manager of Keysight's Mobile Broadband business.
John Page, 59, has served as Senior Vice President and President of Global Services since November 2015 and most recently served as Vice President of business finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010 to 2014.
Lisa Poole, 58, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since August 2023. From May 2022 to August 2023, Ms. Poole served as Vice President, Assistant Corporate Controller. Ms. Poole served as Senior Director, Global Financial Reporting and Compliance from May 2021 to May 2022, and from March 2014 to May 2021, she served as the Director, External Financial Reporting.
Mark Wallace, 58, has served as Senior Vice President, Chief Customer Officer since September 2022 and as Senior Vice President of Worldwide Sales from November 2016 to September 2022. From November 2014 to November 2016, Mr. Wallace served as Vice President and General Manager of Americas Field Operations. From November 2011 to November 2014, he served as Americas Field Operations Vice President of Agilent's Electronic Measurement Group.
Investor Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers.
You can access financial and other information at our Investor Relations website at www.investor.keysight.com. We make available, free of charge, printed copies of our annual report on Form 10-K, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Our Corporate Governance Guidelines, the charters of our Audit and Finance Committee, Compensation and Human Capital Committee, Nominating and Corporate Governance Committee, and Executive Committee, as well as our SBC and Corporate Social Responsibilities reports are available on our website at www.investor.keysight.com under “Corporate Governance.” These items are also available in print to any stockholder in the United States and Canada who requests them by calling (800) 829-4444. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

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
•reduced customer purchasing power;
•reduced demand for our solutions and services and reduced or delayed orders;
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
Because we operate our businesses and sell our solutions worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including, but not limited to:
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
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions and the decision to discontinue our operations in Russia, the war between Israel and Hamas, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in additional closure of facilities in sanctioned countries. In addition, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which has resulted in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and market instability, which could adversely impact our financial results.

Our operating results and financial condition could be harmed if the markets into which we sell our solutions decline or do not grow as anticipated.
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by inflation, the potential for recession, increased geopolitical tensions, including regional conflict and war and continued supply chain challenges, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our solutions and services. If our customers' markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
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
We generally sell our solutions in industries that are characterized by increased competition through frequent new solution and service introductions, rapid technological changes and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new solutions, services and enhancements, our solutions and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. Our ability to offer new solutions and services and to deploy them in a timely manner depend on several factors, including, but not limited to, our ability to:
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
Our income could be harmed if we are unable to adjust our purchases to market fluctuations, including those caused by volatile global economic conditions, geopolitical conflict, or the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by inflation or potential recession, fluctuations in global currency, geopolitical tension and war is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Supply chain fluctuations could impact our ability to purchase parts and components. Some parts require custom design and may not be readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
Our ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies and business performance. Appropriate targets for acquisition are difficult to identify and complete for a variety of reasons, including, but not limited to, limited due diligence, high valuations, difficulty obtaining business and intellectual property evaluations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. The inability to close appropriate acquisitions on acceptable terms could adversely impact our growth rate, revenue, and financial performance.
We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions, and such financing may not be available on terms favorable to us, if at all, and may be dilutive to existing shareholders.
We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance solutions or respond to competitive pressures, any of which could negatively affect our business. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may experience share dilution, which could affect the market price of our stock. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations and ability to pay dividends due to restrictive covenants.
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
Our incurrence of debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:
•requiring a portion of our cash flow from operations to make interest payments on outstanding debt;
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
Our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, and changes in tax laws. We cannot give any assurance as to what our effective tax rate will be in the future because, among other things, there is uncertainty regarding the tax policies of the jurisdictions where we operate. Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (“OECD”) multi-jurisdictional plan of action to address “base erosion and profit shifting” and the taxation of the “Digital Economy,” could impact our effective tax rate.
If tax laws or incentives change or cease to be in effect, our income taxes could increase significantly.
We are subject to federal, state, and local taxes in the United States and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Any changes to the positions we have taken could result in an impact to our financial statements. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, including the Inflation Reduction Act and The Tax Cuts and Jobs Act in the U.S, regulations, principles, and interpretations in the United States and in other jurisdictions where we do business. With the existence of economic and political policies that favor domestic interests, it is possible that more countries will enact tax laws that either increase the tax rates, or reduce or change the tax incentives available to multinational companies like ours. Upon a change in tax laws in any territory where we do significant business, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we may lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. We believe that we will satisfy such conditions, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied. The Singapore tax incentive expires July 31, 2024, and the Malaysia incentive expires October 31,2025.
Our taxes could increase if the existing Singapore or Malaysia incentives are revoked or are not renewed upon expiration. We cannot guarantee that we will qualify for any new incentive regime that may exist going forward. As a result, our effective tax rate could be higher than it would have been had we renewed the tax incentives and could harm our operating results after tax.
Global health crises, such as the COVID-19 pandemic, have had an impact on our supply chain and could have a material impact on our global operations, our customers and our vendors, which could adversely impact our business results and financial condition.
Global health crises could have a material impact on our global operations, our employees, our customers and our vendors, which could adversely impact our business results and financial conditions. For example, the continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of our suppliers, customers or vendors. Pandemic conditions could lead to global supply chain challenges, which could adversely impact our ability to procure certain components and could impact our ability to manufacture products and cause delays in delivery of our solutions to our customers. As new variants of viruses appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to manufacture, ship or deliver products and solutions to customers.
These factors could materially and negatively impact our business results, operations, revenue, growth and overall financial condition.
Volatile changes in weather conditions and effects of climate change could damage or destroy strategic facilities, including our headquarters, which could have a significant negative impact on our operations.
We and our customers and suppliers are vulnerable to the increasing impact of climate change. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to manufacture and ship products, which may negatively impact revenue. Disasters created by extreme conditions could cause significant damage to or destruction of our facilities resulting in temporary or long-term closures of our facilities and operations and significant expense for repair or replacement of damaged or destroyed facilities. This could also result in loss or damage to employee homes, employees relocating to other parts of the country or being unwilling to relocate to strategic locations, housing shortages and loss of or inability to recruit key employees. This could result in adverse impact to the available workforce, damage to or destruction of inventory, inability to manufacture and deliver solutions, cancellation of orders, and breaches of customer contracts leading to reduced revenue.
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
Our commitment to net zero emissions in company operations by fiscal year 2040 will be subject to significant costs and regulations, which could impact business operations, processes, revenue, and reputation.
In May 2021, the company disclosed its commitment to achieving net zero Scope 1 and Scope 2 emissions by the end of fiscal year 2040. The company plans to meet this commitment by reducing energy consumption through efficiency and conservation measures, investments in renewable energy and selective purchase of certified offsets for residual emissions. The company also committed in September 2021 to developing approved science-based targets in line with limiting global warming to 1.5 degrees Celsius above pre-industrial levels. In addition to Scope 1 and Scope 2 emissions defined by our net zero goal, the company has developed Scope 3 reduction and engagement targets across relevant categories as part of our commitment to science-based targets, which were approved by Science Based Target Initiative ("SBTi") on October 27, 2023. The

development and implementation of goals and targets may require significant and expensive capital improvements, changes in product development, manufacturing processes and shipping methods. These changes may materially increase the cost to manufacture and ship products and solutions, result in price increases to customers, reduce product or solution performance, and create customer dissatisfaction, potentially adversely impacting our revenue and profitability.
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
Our pending patent, copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage. We have applied for trademarks related to our global brand name in various jurisdictions worldwide. Any successful opposition to our applications in material jurisdictions could impose material costs on us or make it more difficult to protect our brand. Different jurisdictions vary widely in the level of protection and priority they give to trademark and other intellectual property rights.
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
Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, employee training and routine updates and modifications. Despite our efforts to create these security barriers, we may not be able to keep pace as new threats emerge, and it is virtually impossible for us to entirely eliminate this risk. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that our efforts to reduce the risk of such attacks will be successful.
Our software products may contain vulnerabilities that could be exploited by cybersecurity attackers, allowing them to introduce malicious code into our products to gain access to customer networks. Such attacks could lead to disruptions to our customers’ operations or processes, system downtime, financial loss, loss of their intellectual property, business information and proprietary data, or corruption of data, which could impact Keysight’s reputation, and result in loss of confidence in our products, loss of orders, and loss in revenue, which could materially impact our financial results. We proactively scan for vulnerabilities in our product lines. When vulnerabilities are discovered, we respond with a predefined Product Security Response Process to address the vulnerability, but we cannot eliminate the possibility of a successful cybersecurity attack or exploitation of undiscovered vulnerabilities.
In addition, our IT systems may be susceptible to damage, disruptions, instability, or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, implementation of new operational systems or software or upgrades to existing systems and software, catastrophes, or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets, such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions, and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
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
The Sarbanes-Oxley Act of 2002 requires us to furnish a report by management on the effectiveness of our internal control over financial reporting, among other things. We devote significant resources and time to comply with such internal control over financial reporting requirements. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock or on our access to capital, or cause us to be subject to investigation or sanctions by the SEC.
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
On December 17, 2021, Keysight and HP signed a restrictive covenant related to our Santa Rosa facility that prohibits certain uses of the property (such as running a daycare facility, hospital or school) and terminates HP’s remediation obligation related to that facility. HP’s remediation obligations relating to Keysight’s Colorado Springs facility are ongoing.
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
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “KEYS.” The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including, but not limited to:
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, but are not limited to:
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
Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease 134 operating facilities located throughout the world that handle manufacturing, research and development, administration, assembly, sales, quality, assurance testing, distribution, and packaging of our products. These facilities are primarily located in the following countries: United States, Malaysia, Japan, China, Germany, India, United Kingdom, Taiwan, Spain, Korea, Singapore, and Romania.
As of October 31, 2023, we own or lease approximately 5.4 million square feet(a) of space worldwide, a summary of which is provided below:

Total square feet
(in millions)

Owned facilities	3.5
Leased facilities	1.9
Total	5.4
Occupancy of our facilities
Manufacturing plants, R&D facilities and warehouse and administrative facilities	5.2
Sales facilities	0.2
Total	5.4
(a) Excludes 0.8 million square feet of vacated space, all of which is leased to third parties or is in restructuring.
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
We are also involved in lawsuits, claims, investigations, and other proceedings, including, but not limited to, patent, commercial, and environmental matters, which arise in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") with the ticker symbol "KEYS.’’ As of December 12, 2023, there were 16,230 shareholders of record.
Stock Price Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on October 31, 2018 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through October 31, 2023. The historical performance set forth below is not indicative of future stock price performance.
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
The information required by this item with respect to equity compensation plans will be included under the caption "Equity Compensation Plans" in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Issuer Purchases Of Equity Securities
The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal quarter ended October 31, 2023. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2023 was 4,913,548 shares.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

August 1, 2023 through August 31, 2023	898,933	$130.15	898,933	$1,232,832,479
September 1, 2023 through September 30, 2023	1,388,703	$132.50	1,388,703	$1,048,835,548
October 1, 2023 through October 31, 2023	985,676	$126.82	985,676	$923,835,624
Total	3,273,312		3,273,312

(1)	On March 6, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program authorizing the purchase of up to $1,200 million of the company’s common stock, of which $225 million remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
Item 6. [Reserved]
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, increased interest rates, the existence of political or economic instability, impacts of geopolitical tension and conflict, the impacts of increased trade tension and tightening of export control regulations, the impact of compliance with the August 3, 2021 Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State, the impact of new and ongoing litigation, impacts related to endemic and pandemic conditions, impacts related to net zero emissions commitments, the impact of volatile weather caused by environmental conditions such as climate change, and our ability to successfully integrate key acquisitions. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors including, but not limited to, those risks and uncertainties discussed in Part I Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview and Executive Summary
Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, "accelerating innovation to connect and secure the world," speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market faster.
Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
Macroeconomic headwinds and challenging geopolitical environment
Our global operations continue to be affected by many external headwinds, including inflationary pressures, rising interest rates, currency movements, increased geopolitical tensions, and trade restrictions. These headwinds are also negatively impacting our customers' operations and financial performance. As a result, demand has declined year-over-year as our customers are exercising caution in spending to manage financial results and adapt to post-pandemic industry dynamics. As we work through these near-term headwinds, we are exercising our financial playbook and the structural flexibility in our operating model to continue delivering strong financial results. We believe that Keysight’s technology leadership, differentiated first-to-market solutions portfolio, durable and resilient business model driven by the strength of the Keysight Leadership Model, continued customer engagement in new technology innovation spanning diverse applications across global markets, and our culture position us well to weather these macro and industry dynamics and deliver consistent long-term value to our customers.
For discussion of risks related to potential impacts of macroeconomic headwinds and geopolitical challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”

Years ended October 31, 2023, 2022 and 2021
Orders of $5,190 million for 2023 decreased 13 percent compared to 2022. Foreign currency movements had an unfavorable impact of 1 percentage point on order change for 2023 compared to 2022. Orders declined across all regions, including double-digit decline in Asia Pacific. Total orders for 2022 were $5,984 million, an increase of 12 percent compared to 2021. Foreign currency movements had an unfavorable impact of 3 percentage points on order growth for 2022 compared to 2021. Orders grew across all regions, including double-digit growth in Asia Pacific.
Revenue of $5,464 million for 2023 increased 1 percent compared to 2022. Foreign currency movements had an unfavorable impact of 2 percentage points on revenue growth for 2023 compared to 2022. A revenue increase in the Electronic Industrial Solutions Group was partially offset by a decline in the Communications Solutions Group. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented approximately 67 percent and 33 percent, respectively, of total revenue for 2023. Revenue of $5,420 million for 2022 increased 10 percent compared to 2021. Foreign currency movements had an unfavorable impact of 2 percentage points on revenue growth for 2022 compared to 2021. Revenue for both the Communications Solutions Group and the Electronic Industrial Solutions Group grew compared to 2021. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented approximately 70 percent and 30 percent, respectively, of total revenue for 2022.
Net income was $1,057 million in 2023 compared to net income of $1,124 million and $894 million in 2022 and 2021, respectively. The decrease in net income for 2023 compared to 2022 was primarily driven by higher income tax expense, R&D expense, and selling, general and administrative expense, partially offset by higher interest income, higher revenue, and favorable mix. The increase in net income for 2022 compared to 2021 was primarily driven by higher revenue volume, lower amortization of acquisition-related balances, and lower variable people-related costs, partially offset by higher material costs and higher selling, general and administrative, R&D, and income tax expenses.
In 2023, 2022 and 2021, we generated operating cash flows of $1,408 million, $1,144 million and $1,322 million, respectively.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies, including 5G, early 6G, high-speed data center, satellite networks and Artificial Intelligence-Machine Learning ("AI-ML") network modeling, new automotive mobility technologies, industrial internet of things ("IoT"), and defense modernization. We continue to engage actively with our customers, and closely monitor the current macro economic environment, including trade, tariffs, monetary and fiscal policies, geopolitical tensions, and supply chain challenges. Despite the near-term challenges, we remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses, and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of hedging has been included in our consolidated statement of operations. We experience some fluctuations within individual lines of the consolidated balance sheet and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, and monetary assets and liabilities. Our cash flow hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations - Years ended October 31, 2023, 2022 and 2021
A summary of our results is as follows:

	Year Ended October 31,			2023 over 2022 % Change	2022 over 2021 % Change
	2023	2022	2021
in millions, except margin data
Revenue	$5,464	$5,420	$4,941	1%	10%
Products	$4,336	$4,386	$3,993	(1)%	10%
Percentage of revenue	79%	81%	81%	(2) ppts	—
Services and other	$1,128	$1,034	$948	9%	9%
Percentage of revenue	21%	19%	19%	2 ppts	—
Gross margin	64.6%	63.7%	62.1%	1 ppt	2 ppts
Products	64.2%	63.3%	62.2%	1 ppt	1 ppt
Services and other	66.3%	64.9%	61.9%	1 ppt	3 ppts
Research and development	$882	$841	$811	5%	4%
Percentage of revenue	16%	16%	16%	1 ppt	(1) ppt
Selling, general and administrative	$1,307	$1,283	$1,195	2%	7%
Percentage of revenue	24%	24%	24%	—	—
Other operating expense (income), net	$(15)	$(8)	$(17)	80%	(53)%
Income from operations	$1,358	$1,334	$1,080	2%	24%
Operating margin	24.8%	24.6%	21.9%	—	3 ppts
Interest income	$102	$16	$3	518%	676%
Interest expense	$(78)	$(79)	$(79)	(1)%	—
Other income (expense), net	$(25)	$14	$6	—	105%
Income before taxes	$1,357	$1,285	$1,010	6%	27%
Provision for income taxes	$300	$161	$116	87%	39%
Net income	$1,057	$1,124	$894	(6)%	26%

Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table provides the percent change in revenue for 2023 and 2022 by geographic region and the impact of foreign currency movements compared to the respective prior year.

	Year-over-Year Revenue Change
	2023 over 2022		2022 over 2021
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	—	—	10%	—
Europe	8%	(2) ppts	11%	(5) ppts
Asia Pacific	(1)%	(3) ppts	9%	(4) ppts
Total revenue	1%	(2) ppts	10%	(2) ppts

Gross Margin, Operating Margin and Income Before Taxes
Gross margin increased 1 percentage point in 2023 compared to 2022, primarily driven by price increases and favorable mix, partially offset by higher warranty costs. Gross margin increased 2 percentage points in 2022 compared to 2021, primarily driven by lower amortization of acquisition-related balances, price increases, higher revenue volume, and lower variable people-related costs, partially offset by higher material costs.
Excess and obsolete inventory charges were $27 million in 2023, 2022, and 2021.
Research and development expense increased 5 percent in 2023 compared to 2022, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs. Research and development expense increased 4 percent in 2022 compared to 2021, primarily driven by investments in key growth opportunities in our end markets and leading-edge technologies, as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Selling, general and administrative expenses increased 2 percent in 2023 compared to 2022, primarily driven by higher infrastructure-related, restructuring, and travel-related costs, partially offset by lower selling and variable people-related costs. Selling, general and administrative expenses increased 7 percent in 2022 compared to 2021, primarily driven by increased investment in sales resources, higher infrastructure-related, travel-related, and marketing costs, as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Other operating expense (income) was income of $15 million, $8 million, and $17 million for 2023, 2022, and 2021, respectively. During fiscal year 2022, other operating expense (income) includes asset impairment charges of $7 million related to the discontinuance of our Russia operations.
Operating margin was flat in 2023 compared to 2022, primarily driven by gross margin gains offset by higher R&D expenses as a percentage of sales. Operating margin increased 3 percentage points in 2022 compared to 2021, primarily driven by gross margin gains and lower operating expenses as a percentage of sales.
Interest income for 2023, 2022, and 2021 was $102 million, $16 million, and $3 million, respectively, and primarily relates to interest earned on our cash balances. The increase in interest income in fiscal 2023 is primarily driven by an increase in interest rates and higher year-over-year cash balances. Interest expense for 2023, 2022, and 2021 was $78 million, $79 million, and $79 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense) for 2023, 2022, and 2021 was expense of $25 million, income of $14 million, and income of $6 million, respectively, and primarily includes net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial loss and prior service credits, and gains (losses) on settlements and curtailments), currency gains (losses), gains (losses) on derivative instruments, and the change in fair value of our equity investments. The increase in net other expense for 2023 compared to 2022 was primarily driven by losses on derivative instruments and higher amortization of net actuarial losses, partially offset by a net gain on our equity investments. The increase in net other income for 2022 compared to 2021 was primarily driven by $38 million lower amortization of net actuarial losses and a 2021 loss on a partial settlement of a non-U.S. pension plan, partially offset by a loss on our equity investments.
Our headcount was approximately 14,900 at October 31, 2023, compared to approximately 15,000 at October 31, 2022.
Income Taxes

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Provision for income taxes	$300	$161	$116
Effective tax rate	22%	13%	11%
The effective tax rate was 22 percent, 13 percent, and 11 percent for 2023, 2022, and 2021, respectively. The tax rate in 2023 is higher than the U.S. statutory rate primarily due to the impact of U.S. tax capitalization of research and experimental expenditures, partially offset by the net impact from the proportion of worldwide earnings taxed at lower statutory tax rates in non-U.S. jurisdictions and the U.S. tax imposed on those non-U.S. earnings. The tax rate in 2022 and 2021 was lower than the U.S. statutory rate primarily due to the proportion of worldwide earnings that are taxed at lower statutory tax rates in non-U.S. jurisdictions, partially offset by U.S. tax imposed on earnings in non-U.S. jurisdictions.

There was an increase in the effective tax rate from 2022 to 2023 of 9 percent, primarily due to a 5 percent increase from the impact of the U.S. tax capitalization of research and experimental expenditures. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022, requiring that research and experimental expenditures be capitalized for U.S. tax purposes. The capitalized expenses are amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of research and experimental expenditures increases the U.S. tax on non-U.S. earnings as part of the global intangible low-taxed income (“GILTI”) tax. There was an additional 2 percent increase in the effective tax rate from 2022 to 2023 due to a decrease in 2022 taxes resulting from changes in tax reserves. The other changes in the effective tax rate from 2022 to 2023 were not individually significant.
There was an increase in the effective tax rate from 2021 to 2022 of 2 percent, primarily due to a 3 percent decrease in the 2021 effective tax rate from nonrecurring tax benefits, partially offset by a 3 percent decrease in 2022 effective tax rate from changes in tax reserves. The remaining 2 percent increase was comprised of various components that were not individually significant. The 2022 benefit from the change in tax reserves is primarily due to an audit settlement and an out-of-period adjustment. The 2021 significant nonrecurring tax benefits include the release of valuation allowance on Netherlands net operating losses in 2021 and a decrease due to the 2021 actual tax impact of acquired entity integration compared to the estimate at acquisition based on the finalization of the integration plan. The other changes in the effective tax rate from 2021 to 2022 were not individually significant.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive expires July 31, 2024, and the Malaysia tax incentive expires October 31, 2025. We are continuing to evaluate the impact of potential options on our effective tax rate. The impact of the tax incentives decreased income taxes by $95 million, $81 million, and $70 million in 2023, 2022, and 2021, respectively. The increase in tax benefit from 2022 to 2023 was primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds requires significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year predates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. The final hearing with the Court of Appeal took place on October 23, 2023. The decision is expected to be rendered on February 29, 2024. There are limited further legal options available after the conclusion is returned from the Court of Appeal.
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

We are subject to income taxes in the U.S. and various other countries globally. Changes in tax law, tax rates, or in the composition of earnings in countries with differing tax rates may affect deferred tax assets and liabilities recorded and our future effective tax rate. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which included changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for Keysight beginning November 1, 2023. In addition, the Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum fifteen percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.
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
Communications Solutions Group
The Communications Solutions Group ("CSG") serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense and government end markets. In addition, the group provides automated software test solutions that include AI-ML to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
Revenue

	Year Ended October 31,			2023 over 2022 % Change	2022 over 2021 % Change
	2023	2022	2021
in millions
Total revenue	$3,685	$3,803	$3,523	(3)%	8%
Revenue for the Communications Solutions Group in 2023 decreased 3 percent compared to 2022. Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year revenue change. Revenue decline in Asia Pacific and the Americas was partially offset by an increase in Europe. Revenue decline in the commercial communications end market was partially offset by growth in the aerospace, defense and government end market. The Communications Solutions Group revenue declined due to cautious customer spending across the communications ecosystem as those customers work through post-pandemic inventory dynamics and macroeconomic uncertainty. At the same time, our R&D engagements with customers remained strong and we continue to see investments in defense modernization and space and satellite communications, AI-ML and data center expansions, research in 5G and 6G, advanced quantum research, and new capabilities and devices as well as open radio access networks and release 17 features. Communications Solutions Group revenue for 2022 increased 8 percent compared to 2021. Foreign currency movements had an unfavorable impact of 2 percentage points on year-over-year revenue growth for 2022 compared to 2021. Revenue grew across all regions and in both the commercial communications and the aerospace, defense and government markets.
Revenue from the commercial communications market represented approximately 66 percent of total Communications Solutions Group revenue in 2023 and decreased 7 percent compared to 2022. Revenue declines in Asia Pacific and the Americas was partially offset by a slight increase in Europe. We saw demand for our wireline solutions, driven by AI-ML and data center expansion, and continue to see steady R&D investments in new capabilities and devices for 5G as well as Open RAN and release 17 features. Revenue from the commercial communications market represented approximately 69 percent of total Communications Solutions Group revenue in 2022 and increased 11 percent compared to 2021. Revenue grew across all regions, driven by strong market demand across the communications ecosystem.

Revenue from the aerospace, defense and government market represented approximately 34 percent of total Communications Solutions Group revenue in 2023 and increased 7 percent compared to 2022. Revenue grew across all regions. We saw demand from U.S. and European primes, as well as direct government customers, driven by investment in defense modernization and space and satellite applications. Revenue from the aerospace, defense and government market represented approximately 31 percent of total Communications Solutions Group revenue in 2022 and increased 3 percent compared to 2021. Growth in Asia Pacific and Europe was partially offset by a decline in the Americas.
Gross Margin and Operating Margin

	Year Ended October 31,			2023 over 2022 % Change	2022 over 2021 % Change
	2023	2022	2021
in millions, except margin data
Gross margin	67.7%	66.5%	65.3%	1 ppt	1 ppt
Research and development	$618	$606	$589	2%	3%
Selling, general and administrative	$821	$848	$791	(3)%	7%
Other operating expense (income), net	$(11)	$(11)	$(12)	1%	(15)%
Income from operations	$1,068	$1,085	$932	(2)%	16%
Operating margin	29.0%	28.5%	26.5%	1 ppt	2 ppts
Gross margin for the Communications Solutions Group in 2023 increased 1 percentage point compared to 2022, primarily driven by price increases and favorable mix, partially offset by higher warranty costs. Gross margin for the Communications Solutions Group in 2022 increased 1 percentage point compared to 2021, primarily driven by price increases, higher revenue volume, and lower variable people-related costs, partially offset by higher material costs.
Research and development expense in 2023 increased 2 percent compared to 2022, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs. Research and development expense in 2022 increased 3 percent compared to 2021, primarily driven by investments in key growth opportunities in our end markets and leading-edge technologies, as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Selling, general and administrative expense in 2023 decreased 3 percent compared to 2022, primarily driven by lower selling and variable people-related costs, partially offset by higher travel-related costs. Selling, general and administrative expense in 2022 increased 7 percent compared to 2021, primarily driven by increased investment in sales resources, higher infrastructure-related, marketing, and travel-related costs, as well as incremental costs of acquired businesses, partially offset by lower variable people-related costs.
Other operating expense (income), net, was income of $11 million in 2023, $11 million in 2022, and $12 million in 2021, and primarily includes property rental income.
Operating margin in 2023 increased 1 percentage point compared to 2022, primarily driven by gross margin gains offset by higher R&D expenses as a percentage of sales. Operating margin in 2022 increased 2 percentage points compared to 2021, driven by gross margin gains and lower operating expenses as a percentage of sales.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group ("EISG") serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions that include AI-ML to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.

Revenue

	Year Ended October 31,			2023 over 2022 % Change	2022 over 2021 % Change
	2023	2022	2021
in millions
Total revenue	$1,779	$1,617	$1,418	10%	14%
Revenue for the Electronic Industrial Solutions Group in 2023 increased 10 percent compared to 2022. Foreign currency movements had an unfavorable impact of 2 percentage points on year-over-year revenue growth for 2023 compared to 2022. Revenue grew across all regions and markets. While we saw moderation of demand particularly in semiconductor and manufacturing applications in the second half of the year, the revenue increase was driven by continued investments in key long-term strategic initiatives, such as next-generation electric vehicle ("EV") and autonomous vehicle ("AV") mobility, digital health, industrial IoT, and advanced semiconductor technologies. Revenue for the Electronic Industrial Solutions Group in 2022 increased 14 percent compared to 2021. Foreign currency movements had an unfavorable impact of 3 percentage points on year-over-year revenue growth for 2022 compared to 2021. The revenue increase was driven by continued investments in next-generation automotive and energy technologies, semiconductor measurement solutions, and industrial IoT. Revenue grew across all regions for 2022 compared to 2021.
Gross Margin and Operating Margin

	Year Ended October 31,			2023 over 2022 % Change	2022 over 2021 % Change
	2023	2022	2021
in millions, except margin data
Gross margin	61.9%	61.5%	64.2%	—	(3) ppts
Research and development	$224	$207	$199	8%	4%
Selling, general and administrative	$300	$290	$272	4%	6%
Other operating expense (income), net	$(4)	$(4)	$(5)	(4)%	(17)%
Income from operations	$581	$501	$444	16%	13%
Operating margin	32.7%	31.0%	31.3%	2 ppts	—
Gross margin in 2023 was flat compared to 2022, primarily driven by higher revenue volume and favorable mix, partially offset by higher warranty costs. Gross margin in 2022 decreased 3 percentage points compared to 2021, primarily driven by higher material costs, partially offset by higher revenue volume and price increases.
Research and development expense in 2023 increased 8 percent compared to 2022, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs. Research and development expense in 2022 increased 4 percent compared to 2021, primarily driven by greater investments in key growth opportunities in our end markets and leading-edge technologies, partially offset by lower variable people-related costs.
Selling, general and administrative expense in 2023 increased 4 percent compared to 2022, primarily driven by higher selling and travel-related costs, partially offset by variable people-related costs. Selling, general and administrative expense in 2022 increased 6 percent compared to 2021, primarily driven by higher infrastructure-related, marketing, and travel-related costs, partially offset by lower variable people-related costs.
Other operating expense (income), net, was income of $4 million, $4 million, and $5 million in 2023, 2022, and 2021, respectively, and primarily includes property rental income.
Operating margin in 2023 increased 2 percentage points compared to 2022, primarily driven by lower operating expenses as a percentage of sales. Operating margin in 2022 was flat compared to 2021, primarily driven by lower operating expenses as a percentage of sales, partially offset by gross margin declines.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Year Ended October 31,
	2023	2022	2021
in millions
Net cash provided by operating activities	$1,408	$1,144	$1,322
Net cash used in investing activities	$(288)	$(251)	$(353)
Net cash used in financing activities	$(687)	$(861)	$(671)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities increased $264 million in 2023 compared to 2022 and decreased $178 million in 2022 compared to 2021.
•    Net income in 2023 decreased $67 million compared to 2022. Non-cash adjustments to net income were lower by $54 million, primarily due to a $36 million increase in unrealized gains on equity and other investments, a $14 million decrease in amortization, a $10 million increase in deferred tax benefit, and a $7 million decrease in other non-cash adjustments, which was primarily driven by prior year one-time asset impairment charges related to the discontinuance of our Russia operations, partially offset by a $10 million increase in share-based compensation, and a $3 million increase in depreciation expense.
Net income in 2022 increased $230 million compared to 2021. Non-cash adjustments to net income were higher by $32 million, primarily due to a $60 million decrease in deferred tax benefits, a $31 million unrealized loss on investment in equity securities, a $22 million increase in share-based compensation expense and a $7 million asset impairment charge, partially offset by a $70 million decrease in amortization, a $16 million lower pension settlement loss and a $2 million decrease from other miscellaneous non-cash activities.
•    The aggregate of accounts receivable, inventory, and accounts payable used net cash of $196 million during 2023, compared to net cash used of $273 million in 2022 and $112 million in 2021. The decrease in aggregate net cash used in 2023 is primarily driven by higher collections, net of payments, partially offset by an increase in inventory driven by an incremental stock build-up to secure supply to support order fulfillment along with an increase in demo inventory. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory, and accounts payable depends on the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Net cash used for retirement and post-retirement benefits was $8 million in 2023 compared to net cash used of $19 million in 2022 and net cash provided of $7 million in 2021. See Note 12, "Retirement Plans and Post-Retirement Benefit Plans," for additional information.
•During the year ended October 31, 2023, we terminated forward-starting interest rate swap agreements resulting in proceeds of $107 million. See Note 9, "Derivatives," for additional information.
•The aggregate other movements in assets and liabilities provided net cash of $78 million during 2023, compared to net cash used of $112 million in 2022 and net cash provided of $141 million in 2021. The difference between 2023 and 2022 cash flows is primarily due to lower prepaid inventory deposits driven by easing of supply chain constraints and other lower prepaid expenses, unrealized loss on foreign exchange contracts not designated as hedging instruments (see Note 9, "Derivatives"), and changes in other assets and liabilities, offset by higher income tax payments, net of accruals, higher variable compensation and other payroll-related payments, net of accruals, and changes in deferred revenue. The difference between 2022 and 2021 cash flows is primarily due to higher prepaid inventory deposits driven by supply chain constraints, higher income tax payments, net of accruals, higher variable compensation and other payroll-related payments, net of accruals, higher prepaid expenses, and changes in deferred revenue.
Investing Activities
Net cash changes in investing activities primarily relates to investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities increased by $37 million in 2023 compared to 2022 and decreased by $102 million in 2022 compared to 2021. Investments in property, plant and equipment increased $11 million compared to 2022 and increased $11 million in 2022 compared to 2021. The increase in capital spending in 2023 was driven by capital investments to increase the resiliency of our supply chains.
In 2023, we used $288 million for investing activities, including $196 million for purchases of property, plant and equipment; $85 million, net of cash acquired, for acquisition activities; and $7 million for purchase of a cost-method investment.
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
Financing Activities
Net cash changes in financing activities primarily relate to proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, and treasury stock repurchases.
Net cash used in financing activities decreased by $174 million in 2023 compared to 2022 and increased by $190 million in 2022 compared to 2021. The decline in net cash used in 2023 was primarily due to lower treasury stock repurchases.
In 2023, we used $687 million for financing activities, including $702 million for treasury stock repurchases and $49 million for tax payments related to net share settlement of equity awards, partially offset by $67 million of proceeds from issuance of common stock under employee stock plans.
In 2022, we used $861 million for financing activities, including $849 million for treasury stock repurchases and $74 million for tax payments related to net share settlement of equity awards, partially offset by $63 million of proceeds from issuance of common stock under employee stock plans.
In 2021, we used $671 million for financing activities, including $673 million for treasury stock repurchases and $53 million for tax payments related to net share settlement of equity awards, partially offset by $59 million of proceeds from issuance of common stock under employee stock plans.
Treasury stock repurchases
On March 6, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program authorizing the purchase of up to $1,200 million of the company’s common stock, of which $225 million remained. The stock repurchase program may be commenced, suspended, or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Part II Item 2 for additional information.

Debt

	October 31,
	2023	2022
in millions
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$750
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provided a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. The Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of October 31, 2023 and 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2023. See Note 11, "Debt" for additional information.
Cash and cash requirements
Cash

	October 31,
	2023	2022
in millions
Cash, cash equivalents and restricted cash	$2,488	$2,057
U.S.	$362	$371
Non-U.S.	$2,126	$1,686
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

On November 3, 2023, we acquired 50.6% of the share capital of ESI Group SA ("ESI Group") for approximately $512 million, using existing cash. On November 7, 2023, we filed a tender offer to acquire the remaining outstanding shares of ESI Group at a price per share of 155 euros, to be primarily funded by approximately $457 million placed in an escrow account. Should the tender offer result in ESI Group's remaining minority shareholders holding no more than 10 percent of ESI Group's share capital and voting rights, then Keysight intends to proceed with a mandatory squeeze-out of all remaining ESI Group shares at the end of the tender offer period and to delist ESI Group from Euronext Paris.
The following table summarizes our short and long-term cash requirements as of October 31, 2023:

	Total	Due within one year	Due later than one year
in millions
Senior notes obligations	$1,800	$600	$1,200
Interest payments on senior notes	229	74	155
Operating lease commitments	262	46	216
Commitments to contract manufacturers and suppliers	544	518	26
Other purchase commitments	75	34	41
Other liabilities reflected on our consolidated balance sheet	1,692	1,100	592
Total	$4,602	$2,372	$2,230
Senior notes obligations and interest payments on senior notes. We have contractual obligations for principal and interest payments on our senior notes. See Note 11, "Debt" for additional information.
Operating lease commitments. Commitments under operating leases primarily relates to leasehold properties. See Note 10, "Leases," for additional information.
Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. See Note 14, "Commitments and Contingencies." As of October 31, 2023, we had non-cancellable purchase commitments that aggregated $467 million, of which the majority is for less than one year.
Other purchase commitments. Other purchase commitments primarily relate to software as a service and other professional services contracts.
We also have long-term power purchase agreements to purchase power at predominantly variable prices. These agreements are expected to support our power consumption needs with more favorable pricing and reliability than our previous supply agreements. See Note 14, "Commitments and Contingencies."
Other liabilities. Other liabilities primarily includes contract liabilities, net pension and post-retirement benefit obligations, employee compensation and benefits, net tax liabilities, standard warranties and other accrued liabilities. The timing of cash flows associated with these obligations is based on management’s estimates over the terms of these arrangements and is largely based on historical experience.
Of the tax liabilities included in the above table, $54 million relates to a U.S. transition tax liability and $169 million for uncertain tax positions. The remaining U.S. transition tax liability, which Keysight originally elected to pay over 8 years, is payable over the next 3 years and relates to a one-time U.S. tax on those earnings that had not been previously repatriated to the U.S. With regard to the $169 million of long-term liabilities for uncertain tax positions, we are unable to accurately predict when these amounts will be realized or released. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. See Note 5 “Income Taxes” for additional information.
In addition to the obligations noted above, as of October 31, 2023, we had $41 million of outstanding letters of credit and surety bonds that were issued by various lenders.
For the next twelve months, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $12 million to our non-U.S. defined benefit plans. The ultimate amounts we may contribute depend on, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors. See Note 12,

"Retirement Plans and Post-Retirement Benefit Plans."
Additionally, we expect capital spending to be approximately $150 million in 2024, compared to $196 million in 2023. The decrease is primarily due to lower investments in capacity expansion.
As of October 31, 2023, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2023. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuations of goodwill and other intangible assets, warranty, loss contingencies, restructuring, and accounting for income taxes.
Revenue recognition. Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We primarily generate revenue from the sale of products (hardware and/or software), services, or a combination thereof. We enter into contracts that may involve multiple performance obligations, and we allocate the transaction price between each performance obligation on the basis of relative standalone selling price (“SSP”). We recognize revenue following a five-step model.
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
Share-based compensation. We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Awards granted under the Keysight Technologies, Inc. Long-Term Performance ("LTP") Program are based on a variety of targets, such as total shareholder return ("TSR") or financial metrics such as operating margin. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. The compensation cost for financial metrics-based performance awards reflect the cost of awards that are probable to vest at the end of the performance period. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. For additional information on valuation assumptions, see Note 4, “Share-Based Compensation.” The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards in 2023, 2022, and 2021.
Retirement and post-retirement benefit plan assumptions. Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Defined benefit plan obligations are remeasured at least annually as of October 31, based on the present value of future benefit payments to reflect the future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans. To estimate the present value of these future payments, we are required to make assumptions using actuarial concepts within the framework of generally accepted accounting principles in the U.S. The discount rate is a critical assumption. Other important assumptions include expected long-term return on plan assets, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and investment portfolio composition. We evaluate these assumptions at least annually. See Note 12, "Retirement Plans and Post-Retirement Benefit Plans."
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates as of October 31, 2023 and 2022 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates as of October 31, 2023 and 2022 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. If we changed our discount rate by 1 percent, the impact would be $6 million on U.S. net periodic benefit cost and $5 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
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
Companies have the option to perform a qualitative assessment to determine whether performing a quantitative test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.
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
During the fourth quarter of 2023, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and backlog and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 12 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of purchased intangible assets were recorded during the years ended October 31, 2023, 2022, and 2021.
We review indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are generally in-process research and development ("IPR&D") intangible assets. No material impairments of indefinite-lived intangible assets were recorded in 2021. We had no IPR&D intangible assets as of October 31, 2023 and 2022.
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

Loss Contingencies. As discussed in Note 13, "Supplemental Financial Information" and Note 14, "Commitments and Contingencies" to the consolidated financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors. Changes in these factors could materially impact our financial position or our results of operation.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2023, the company maintains a valuation allowance mainly related to net operating losses in Luxembourg and the U.K., capital losses and net operating losses in the U.K., and California research credits. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support their reversal.
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
New Accounting Standards
See Note 1, "Overview, Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements for a description of new accounting pronouncements.
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

Currency exchange rate risk
We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, expenses, assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales and expense forecasts on a rolling period of up to twelve months. Our exposure to exchange rate risks is managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, primarily forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We do not currently and do not intend to utilize derivative financial instruments for speculative trading purposes. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the cost of the transaction.
Our operations generate non-functional currency cash flows such as revenue, third-party vendor payments, and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into foreign exchange contracts as described above to substantially mitigate our currency risk. In 2023, 2022 and 2021, approximately 75 percent, 77 percent, and 77 percent, respectively, of our revenues were generated in U.S. dollars.
The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, had an immaterial impact on our revenue in the year ended October 31, 2023. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each fiscal quarter of the current fiscal year to both the applicable current and prior year periods. We also performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2023, and 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, or cash flows.
Interest rate risk
A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
As of October 31, 2023, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate debt by approximately $30 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Keysight Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Keysight Technologies, Inc. and its subsidiaries (the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
U.S. Defined Benefit Plan Obligations
As described in Notes 1 and 12 to the consolidated financial statements, the Company has defined benefit plan obligations of $634 million for its U.S. plans as of October 31, 2023. Management remeasures the defined benefit plan obligations at least annually based on the present value of future benefit payments to reflect the future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans. Management estimates the present value of the future payments using actuarial concepts and assumptions. The critical assumption used by management to estimate the defined benefit plan obligations is the discount rate.
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
December 15, 2023
We have served as the Company’s auditor since 2013.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2023	2022	2021
Revenue:
Products	$4,336	$4,386	$3,993
Services and other	1,128	1,034	948
Total revenue	5,464	5,420	4,941
Costs and expenses:
Cost of products	1,552	1,607	1,511
Cost of services and other	380	363	361
Total costs	1,932	1,970	1,872
Research and development	882	841	811
Selling, general and administrative	1,307	1,283	1,195
Other operating expense (income), net	(15)	(8)	(17)
Total costs and expenses	4,106	4,086	3,861
Income from operations	1,358	1,334	1,080
Interest income	102	16	3
Interest expense	(78)	(79)	(79)
Other income (expense), net	(25)	14	6
Income before taxes	1,357	1,285	1,010
Provision for income taxes	300	161	116
Net income	$1,057	$1,124	$894

Net income per share:
Basic	$5.95	$6.23	$4.84
Diluted	$5.91	$6.18	$4.78

Weighted average shares used in computing net income per share:
Basic	178	180	185
Diluted	179	182	187

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended October 31,
	2023	2022	2021
Net income	$1,057	$1,124	$894
Other comprehensive income (loss):
Gains (losses) on derivative instruments, net of tax benefit (expense) of $4, $(19) and $(6)	(15)	73	26
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $1, zero and zero	(6)	(3)	(2)
Foreign currency translation, net of tax benefit (expense) of zero	18	(165)	(10)
Net defined benefit pension cost and post retirement plan costs:
Change in net actuarial gain (loss), net of tax benefit (expense) of $10, zero and $(55)	(9)	83	144
Change in net prior service credit, net of tax benefit of zero, zero and zero	—	—	(1)
Other comprehensive income (loss)	(12)	(12)	157
Total comprehensive income	$1,045	$1,112	$1,051

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,472	$2,042
Accounts receivable, net	900	905
Inventory	985	858
Other current assets	452	429
Total current assets	4,809	4,234
Property, plant and equipment, net	761	690
Operating lease right-of-use assets	226	220
Goodwill	1,640	1,582
Other intangible assets, net	155	189
Long-term investments	81	62
Long-term deferred tax assets	671	667
Other assets	340	454
Total assets	$8,683	$8,098
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$599	$—
Accounts payable	286	348
Employee compensation and benefits	304	333
Deferred revenue	541	495
Income and other taxes payable	90	96
Operating lease liabilities	40	39
Other accrued liabilities	189	96
Total current liabilities	2,049	1,407
Long-term debt	1,195	1,793
Retirement and post-retirement benefits	64	58
Long-term deferred revenue	216	197
Long-term operating lease liabilities	192	186
Other long-term liabilities	313	296
Total liabilities	4,029	3,937
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; issued and outstanding shares: 200 million and 199 million, respectively	2	2
Treasury stock, at cost; 25.4 million shares and 20.5 million shares, respectively	(2,980)	(2,274)
Additional paid-in-capital	2,487	2,333
Retained earnings	5,611	4,554
Accumulated other comprehensive loss	(466)	(454)
Total stockholders' equity	4,654	4,161
Total liabilities and equity	$8,683	$8,098
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,057	$1,124	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120	117	117
Amortization	92	106	176
Share-based compensation	135	125	103
Deferred tax expense (benefit)	(3)	7	(53)
Excess and obsolete inventory-related charges	27	27	27
Loss on settlement of pension plan	—	—	16
Unrealized loss (gain) on investments in equity securities	(5)	31	—
Other non-cash expenses (income), net	4	11	6
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	14	(204)	(122)
Inventory	(148)	(125)	(43)
Accounts payable	(62)	56	53
Employee compensation and benefits	(43)	(17)	50
Deferred revenue	61	79	96
Income taxes payable	(40)	(14)	34
Retirement and post-retirement benefits	(8)	(19)	7
Interest rate swap agreement termination proceeds	107	—	—
Prepaid assets	7	(124)	(43)
Other assets and liabilities	93	(36)	4
Net cash provided by operating activities	1,408	1,144	1,322
Cash flows from investing activities:
Investments in property, plant and equipment	(196)	(185)	(174)
Acquisitions of businesses and intangible assets, net of cash acquired	(85)	(33)	(178)
Purchase of investments	(7)	(33)	(1)
Net cash used in investing activities	(288)	(251)	(353)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	67	63	59
Payment of taxes related to net share settlement of equity awards	(49)	(74)	(53)
Treasury stock repurchases	(702)	(849)	(673)
Other financing activities	(3)	(1)	(4)
Net cash used in financing activities	(687)	(861)	(671)
Effect of exchange rate movements	(2)	(43)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	431	(11)	301
Cash, cash equivalents, and restricted cash at beginning of year	2,057	2,068	1,767
Cash, cash equivalents, and restricted cash at end of year	$2,488	$2,057	$2,068

Supplemental cash flow information:
Interest payments	$75	$75	$75
Income tax paid, net	$343	$191	$130
Investments in property, plant and equipment included in accounts payable	$30	$31	$22
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2020	195,661	$2	$2,110	(10,732)	$(752)	$2,536	$(599)	$3,297
Net income	—	—	—	—	—	894	—	894
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	157	157
Issuance of common stock	1,587	—	59	—	—	—	—	59
Taxes related to net share settlement of equity awards	—	—	(53)	—	—	—	—	(53)
Share-based compensation	—	—	103	—	—	—	—	103
Repurchase of common stock	—	—	—	(4,362)	(673)	—	—	(673)
Balance as of October 31, 2021	197,248	2	2,219	(15,094)	(1,425)	3,430	(442)	3,784
Net income	—	—	—	—	—	1,124	—	1,124
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12)	(12)
Issuance of common stock	1,321	—	63	—	—	—	—	63
Taxes related to net share settlement of equity awards	—	—	(74)	—	—	—	—	(74)
Share-based compensation	—	—	125	—	—	—	—	125
Repurchase of common stock	—	—	—	(5,442)	(849)	—	—	(849)
Balance as of October 31, 2022	198,569	2	2,333	(20,536)	(2,274)	4,554	(454)	4,161
Net income	—	—	—	—	—	1,057	—	1,057
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12)	(12)
Issuance of common stock	1,202	—	67	—	—	—	—	67
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	(49)
Share-based compensation	—	—	136	—	—	—	—	136
Repurchase of common stock	—	—	—	(4,913)	(706)	—	—	(706)
Balance as of October 31, 2023	199,771	$2	$2,487	(25,449)	$(2,980)	$5,611	$(466)	$4,654
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. ("we," "us," "Keysight" or the "company"), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, "accelerating innovation to connect and secure the world," speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market faster.
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
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2023. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring and accounting for income taxes.
Reclassifications. Beginning in fiscal year 2023, to align the presentation of revenue with the manner in which management reviews such information, the presentation of "products" and "services and other" revenue and "costs and expenses" in the consolidated statement of operations were reclassified to move revenue and costs and expenses primarily related to bundled licenses and technical support services from "products" to "services and other." This resulted in reclassification of $88 million and $57 million, respectively, from "products" revenue to "services and other" revenue for the fiscal year ended October 31, 2022 and 2021, and $10 million and $11 million, respectively, from "cost of products" to "cost of services and other" for the fiscal year ended October 31, 2022 and 2021 to conform to the current presentation. This change had no impact on reported total revenue, income from operations and net income in our consolidated statement of operations.
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
Our products are generally sold with a right of return, and we may provide other credits, discounts, or incentives, which are accounted for as variable consideration at the portfolio level and estimated based on historical information. Returns, credits, and discounts are estimated at contract inception and updated at the end of each reporting period as additional information becomes available to the extent that it is probable a significant reversal of the cumulative amount of revenue recognized will not occur once the variability is subsequently resolved.
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
Accounts receivable, net. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for credit losses, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for credit losses was approximately $5 million and $4 million, respectively, as of October 31, 2023 and 2022. We do not have any off-balance-sheet credit exposure related to our customers.
Share-based compensation. We account for share-based awards made to our employees and directors, including restricted stock units ("RSUs"), employee stock purchases made under Keysight's employee stock purchase plan under Section 423(b) of the Internal Revenue Code ("ESPP"), employee stock option awards, and performance share awards under Keysight Technologies, Inc. Long-Term Performance ("the LTP") Program, using the estimated grant date fair value method of accounting. Forfeitures are recognized as they occur and are reductions from share-based compensation expense. We recorded compensation expense for all share-based awards of $136 million in 2023, $126 million in 2022 and $104 million in 2021.
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
Warranty. Keysight warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time related product revenue is recognized. See Note 13, "Supplemental Financial Information."
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
As defined in the authoritative guidance, a reporting unit is an operating segment or one level below an operating segment. During the fourth quarter of 2023, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value. There were no impairments of goodwill during the years ended October 31, 2023, 2022 and 2021. See Note 2, “Acquisitions,” and Note 7, “Goodwill and Other Intangible Assets,” for additional information about our goodwill and other intangible assets.
Other intangible assets consist primarily of developed technologies, proprietary know-how, trademarks, customer relationships, non-compete agreements, and acquired backlog and are amortized using the straight-line method over estimated useful lives ranging from 6 months to 12 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of purchased intangible assets were recorded during the years ended October 31, 2023, 2022 and 2021.
The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are generally in-process research and development ("IPR&D") intangible assets. No material impairments of indefinite-lived intangible assets were recorded in 2021. We had no IPR&D intangible assets as of October 31, 2023 and 2022.
Advertising. Advertising costs are expensed as incurred and were $24 million in 2023, $27 million in 2022 and $21 million in 2021.
Research and development. Costs related to the research, design and development of our products are charged to research and development expense as they are incurred.
Government assistance. Keysight receives various forms of government assistance, primarily through grants related to the development of new products. We record proceeds from government grants when there is reasonable assurance that we will comply with the relevant conditions of the grant agreement and we are confident the grant funds will be received. Grants in recognition of specific expenses are recognized in the same period as an offset to those related expenses.
Grants received from new or existing arrangements during fiscal year 2023 were $4 million and recorded as an offset to expenses in “research and development” in the consolidated statement of operations. Grant proceeds receivable as of October

31, 2023 were $5 million and recorded in “accounts receivable, net” in the consolidated balance sheet. Grant proceeds received prior to Keysight meeting the conditions of the grant are recorded in "other accrued liabilities" in the consolidated balance sheet, and grant income is recorded in “other income (expense), net” in the consolidated statement of operations. These amounts were not material for fiscal year 2023.
Investments. Investments with readily determinable fair values and trading securities are reported at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments. Gains or losses resulting from changes in fair value are recognized currently in earnings. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. There was no impairment recognized in 2023, 2022 and 2021.
Net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of share-based awards. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, and the dilutive effect of in-the-money options and non-vested RSUs. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares.
Cash, cash equivalents and short-term investments. We classify investments as cash equivalents if their original maturity or remaining maturity at the time of purchase is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
As of October 31, 2023, approximately $2.1 billion of our cash, cash equivalents and restricted cash was held outside of the U.S. in our foreign subsidiaries. Our cash and cash equivalents mainly consist of investments in institutional money market funds, short-term deposits held at major global financial institutions, and similar short duration instruments with original maturities of three months or less. We continuously monitor the creditworthiness of the financial institutions in which we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less.
Fair value of financial instruments. The carrying values of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the equity method or a measurement alternative, the carrying value approximates estimated fair value. The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the accounting guidance fair value hierarchy, is approximately $1,679 million as of October 31, 2023 and 2022. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies, are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements," for additional information on the fair value of financial instruments.
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
Credit risk is mitigated through collateral, such as letters of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2023 or 2022.

Derivative instruments. We are exposed to global foreign currency exchange rate fluctuations in the normal course of business. We enter into foreign exchange hedging contracts and primarily use forward contracts to manage financial exposures resulting from changes in foreign currency exchange rates. Foreign currency exposures include committed and anticipated revenue and expense transactions (cash flow exposure) and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary (balance sheet exposure). For cash flow hedges, contracts are designed at inception as hedges of the related foreign currency exposures. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions at the inception of the hedge. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items. Our foreign exchange cash flow hedging contracts have maturities based on a rolling period of up to twelve months. We do not use derivative financial instruments for speculative trading purposes.
All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as cash flow hedges, changes in the value of the effective portion of the derivative instruments are recognized in accumulated comprehensive income, a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecast transaction occurs or it becomes probable the forecast transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at fair value, and changes in fair value are recorded in earnings in the current period. Derivative instruments are subject to master netting arrangements and qualify for net presentation in the balance sheet. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.
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
Employee compensation and benefits. Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are reported within employee compensation and benefits in the consolidated balance sheet. The total amount of accrued vacation benefit was $113 million and $109 million as of October 31, 2023 and 2022, respectively.
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
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates that approximate average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in net income. Net gains or losses resulting from foreign currency asset and liability remeasurement transactions are reported in other income (expense) and were a $49 million loss in 2023, a $1 million loss in 2022 and a $3 million gain in 2021. Net foreign currency losses of $49 million in 2023 include unrealized losses of $45 million on outstanding forward exchange contracts associated with the acquisition of ESI Group S.A. See Note 9, "Derivatives."
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
New Accounting Pronouncements
ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance. In November 2021, the Financial Accounting Standards Board issued guidance that requires annual disclosures of transactions with a government that are accounted for by applying a grant or contributions accounting model by analogy. The standard is effective for fiscal years beginning after December 15, 2021. We adopted this guidance effective November 1, 2022.
Other amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
2.    ACQUISITIONS
2023 Acquisitions
During the year ended October 31, 2023, we acquired Cliosoft, Inc. ("Cliosoft") for $85 million, net of $15 million cash acquired. Cliosoft's data and intellectual property management tools enhance our portfolio of electronic design automation solutions. Based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed, we recognized additions to goodwill and other intangible assets of $56 million and $56 million, respectively. The identified intangible assets primarily consist of developed technology of $41 million, customer relationships of $13 million and backlog of $2 million. The estimated useful lives of developed technology range between 6 to 7 years, customer relationships is 6 years, and backlog is 3 years. Goodwill for the acquisition was assigned to the Communications Solutions Group ("CSG") and Electronic Industrial Solutions Group ("EISG") operating segments using the relative fair value allocation approach.
2022 Acquisitions
During the year ended October 31, 2022, we used $33 million, net of cash acquired, for acquisition activity and recognized goodwill and other intangible assets of $20 million and $23 million, respectively, based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Of the $20 million goodwill, $9 million was assigned to CSG and $11 million was assigned to EISG.
Supplemental Pro Forma Information (Unaudited)
Pro forma results of operations for 2023 and 2022 acquisitions have not been presented because the effects of the acquisitions were not material to the company’s financial results.

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

	Year Ended October 31,
	2023			2022			2021
	CSG	EISG	Total	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,798	$407	$2,205	$1,824	$379	$2,203	$1,697	$299	$1,996
Europe	536	420	956	523	359	882	500	295	795
Asia Pacific	1,351	952	2,303	1,456	879	2,335	1,326	824	2,150
Total revenue	$3,685	$1,779	$5,464	$3,803	$1,617	$5,420	$3,523	$1,418	$4,941

End Market
Aerospace, Defense & Government	$1,250	$—	$1,250	$1,171	$—	$1,171	$1,142	$—	$1,142
Commercial Communications	2,435	—	2,435	2,632	—	2,632	2,381	—	2,381
Electronic Industrial	—	1,779	1,779	—	1,617	1,617	—	1,418	1,418
Total revenue	$3,685	$1,779	$5,464	$3,803	$1,617	$5,420	$3,523	$1,418	$4,941

Timing of Revenue Recognition
Revenue recognized at a point in time	$3,012	$1,515	$4,527	$3,166	$1,393	$4,559	$2,936	$1,233	$4,169
Revenue recognized over time	673	264	937	637	224	861	587	185	772
Total revenue	$3,685	$1,779	$5,464	$3,803	$1,617	$5,420	$3,523	$1,418	$4,941
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balances were $58 million and $88 million as of October 31, 2023 and October 31, 2022, respectively, and are included in "accounts receivables, net" and "other assets" in our consolidated balance sheet.

Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $43 million and $38 million as of October 31, 2023 and October 31, 2022, respectively, and are included in “other current assets” and “other assets” in the consolidated balance sheet. The amortization expense associated with these capitalized costs was $62 million, $84 million and $77 million for the years ended October 31, 2023, 2022 and 2021, respectively.
Contract liabilities
Our contract liabilities consist of deferred revenue that arises when we receive consideration in advance of providing the goods or services promised in the contract. Contract liabilities are primarily generated from customer deposits received in advance of shipments for products or rendering of services and are recognized as revenue when products are shipped and services are provided to the customer. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue.
The following table provides a roll-forward of our contract liabilities, current and non-current:

Year Ended October 31,
2023
(in millions)
Beginning balance	$692
Deferral of revenue billed in current period, net of recognition	551
Deferred revenue arising out of acquisitions	4
Revenue recognized that was deferred as of the beginning of the period	(490)
Foreign currency translation impact	—
Ending balance	$757
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $581 million as of October 31, 2023, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of October 31, 2023, we expect to fulfill 51 percent of these remaining performance obligations in 2024, 33 percent in 2025 and 16 percent thereafter.
4.    SHARE-BASED COMPENSATION
Keysight accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including RSUs, employee stock purchases made under our ESPP, employee stock option awards, and performance share awards granted to selected members of our senior management under the LTP Program, based on estimated fair values.
Description of Keysight’s Share-Based Plans
Incentive compensation plans. The 2014 Equity and Incentive Compensation Plan (the "2014 Stock Plan") was originally adopted by our board of directors on July 16, 2014, with an effective date of November 1, 2014. It was subsequently amended and restated by our board of directors on September 29, 2014 and again on January 22, 2015. Our board of directors initially reserved 25 million shares of company common stock that may be issued under the 2014 Stock Plan, plus any shares forfeited or cancelled under the 2014 Stock Plan and subsequently reduced the number to 17 million shares. The 2014 Stock Plan was further amended and restated by our board of directors on November 16, 2017 to increase the maximum aggregate number of shares that may be issued under the 2014 Stock Plan to 21.8 million shares. The 2014 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2023, approximately 4 million shares were available for future awards under the 2014 Stock Plan.
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
Performance share awards granted under the LTP Program are administered under the 2014 Stock Plan for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year performance period, contingent upon the achievement of metrics and targets established by the Compensation and Human Capital Committee at the beginning of the performance period. The metrics for achievement of these awards can vary and may include total shareholder return ("TSR") or financial metrics, such as operating margin (“OM”), cost synergies and others. For TSR-based awards, the peer group comparisons are set at the beginning of the performance period. For OM-based awards, the performance targets are set each year in the first quarter of the respective year. The final payout under the LTP Program may range from zero to 200 percent of the target award based on actual performance. During fiscal year 2022, the Compensation and Human Capital Committee approved performance retention awards with a target earnings per share (“EPS”) goal over a three-year performance period to select members of our leadership team. The performance targets are set each half year. The payout range of the award is zero or 100 percent, with no additional payout for performance above target.
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
Under our ESPP, employees purchased 477,760 shares for $64 million in 2023, 462,279 shares for $62 million in 2022 and 541,241 shares for $56 million in 2021. As of October 31, 2023, common stock authorized and available for issuance under our ESPP was 18,382,477 shares, which includes shares issued in November 2023 to participants in consideration of the aggregate contribution of $32 million as of October 31, 2023.
Impact of Share-based Compensation Awards
Share-based compensation expense has been recognized using a straight-line amortization method over the requisite service period. The impact of share-based compensation expense on our consolidated statement of operations was as follows:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Cost of products and services	$25	$23	$19
Research and development	38	28	21
Selling, general and administrative	73	75	64
Total share-based compensation expense	$136	$126	$104
Income tax benefit realized from exercised stock options and similar awards	$6	$15	$10

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
The following assumptions were used to estimate the fair value of TSR-based performance awards.

	Year Ended October 31,
	2023	2022	2021
Volatility of Keysight shares	35%	36%	36%
Volatility of index	25%	23%	23%
Price-wise correlation with selected peers	75%	67%	67%
Share-based Payment Award Activity
Employee Stock Options
We have not granted any stock options since fiscal 2015. As of October 31, 2023 and 2022, the options outstanding were approximately 0.1 million and 0.2 million, respectively, with a weighted average exercise price of $31 and $30, respectively. During 2023, 0.1 million options with an intrinsic value of $15 million were exercised at the weighted average exercise price of $30. The intrinsic value of the options exercised during 2022 and 2021 was $11 million and $14 million, respectively, at a weighted average exercise price of $25 and $26, respectively. The options outstanding as of October 31, 2023 have a weighted average contractual remaining life of 1 year and an intrinsic value of $7 million, based on Keysight's closing stock price of $122.05 at October 31, 2023.
Non-vested Awards
The following table summarizes non-vested award activity in 2023 for our LTP Program and restricted stock unit awards:

	Shares	Weighted average grant date fair value per share
	(in thousands)
Non-vested at October 31, 2022	2,092	$139
Granted	880	173
Vested	(904)	119
Forfeited	(33)	161
LTP Program incremental	114	130
Non-vested at October 31, 2023	2,149	$160
As of October 31, 2023, the unrecognized share-based compensation cost for non-vested stock awards was approximately $139 million, which is expected to be amortized over a weighted average period of 2.6 years. Unrecognized share-based compensation cost does not include expense for financial metrics-based performance awards for which the targets have not yet been set. The total fair value of stock awards that vested in 2023, 2022 and 2021 was $154 million, $223 million and $165 million, respectively. See Note 5, "Income Taxes," for the tax impact on share-based award exercises and vesting.
5.    INCOME TAXES
The domestic and foreign components of income before taxes are:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
U.S. operations	$237	$235	$89
Non-U.S. operations	1,120	1,050	921
Total income before taxes	$1,357	$1,285	$1,010

The provision for income taxes was comprised of:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
U.S. federal taxes:
Current	$185	$28	$71
Deferred	(54)	(10)	(10)
Non-U.S. taxes:
Current	105	113	90
Deferred	54	19	(30)
State taxes, net of federal benefit:
Current	13	13	8
Deferred	(3)	(2)	(13)
Total provision for income taxes	$300	$161	$116
The following table presents the components of the deferred tax assets and liabilities:

	October 31,
	2023	2022
	(in millions)
Deferred Tax Assets
Inventory	$28	$25
Intangibles	482	522
Property, plant and equipment	29	24
Warranty reserves	9	8
Pension benefits	18	18
Employee benefits, other than retirement	33	35
Net operating loss, capital loss, and credit carryforwards	275	296
Share-based compensation	22	21
Deferred revenue	43	41
Lease obligations	48	52
Hedging and currency costs	12	1
R&D capitalization	45	—
Others	15	11
Total deferred tax assets	1,059	1,054
Tax valuation allowance	(218)	(224)
Total deferred tax assets less valuation allowance	841	830
Deferred Tax Liabilities
Inventory	$—	$(1)
Intangibles	(31)	(28)
Property, plant and equipment	(23)	(26)
Pension benefits	(67)	(70)
Employee benefits, other than retirement	(1)	(1)
Unremitted earnings of foreign subsidiaries	(11)	(8)
Deferred revenue	(1)	(1)
ROU lease assets	(46)	(50)
Hedging and currency costs	(36)	(30)
Others	(6)	(7)
Total deferred tax liabilities	(222)	(222)
Total deferred tax assets, net of deferred tax liabilities	$619	$608

The increase in deferred tax assets in 2023 compared to 2022 primarily relates to the capitalization of research and experimental expenditures for the U.S. tax filing group due to a U.S. tax law change that became effective for Keysight on November 1, 2022. This is partially offset by a decrease in intangible assets in Singapore due to amortization and a decrease from U.K. net operating losses utilized and surrendered.
The total deferred tax liabilities in 2023 and 2022 remained the same, with other increases and decreases that are not individually significant.
As of October 31, 2023, there was a deferred tax liability of $11 million for the tax liability expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. As of October 31, 2023, the cumulative amount of undistributed earnings considered indefinitely reinvested was $105 million. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to indefinitely reinvest those earnings in the company’s foreign operations. The amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $4 million.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis.
The $218 million and $224 million valuation allowances as of October 31, 2023 and 2022, respectively, were mainly related to net operating losses in Luxembourg, capital losses and net operating losses in the U.K., and California research credits from acquired entities that are subject to change in ownership limitations.
At October 31, 2023, there were U.S. federal net operating loss carryforwards of $5 million and U.S. state net operating loss carryforwards, primarily from acquired entities, of $51 million. The U.S. federal net operating losses will expire in years beginning 2027 through 2029 if not utilized. Of the total U.S. state net operating loss carryforwards, $48 million was subject to change of ownership limitations under various state tax provisions and were subject to valuation allowance. The U.S. state net operating loss carryforwards will begin to expire in 2024, which will result in an immaterial tax impact if not utilized. At October 31, 2023, there were U.S. state research credit carryforwards of approximately $25 million. Of the total U.S. state research credit carryforwards, $21 million were California research credits that can be carried forward indefinitely. Due to change of ownership limitations, however, $21 million of California research credits were subject to valuation allowance.
At October 31, 2023, there were foreign net operating loss carryforwards of $941 million. Of the total foreign loss, $5 million will expire in years beginning 2024 through 2027. The remaining loss was comprised of $673 million that will expire in years beginning 2032 through 2040 if not utilized and $263 million that can be carried forward indefinitely. Of the $941 million of foreign net operating loss carryforward, $693 million were subject to a valuation allowance. At October 31, 2023, there were foreign capital loss carryforwards of $84 million that can be carried forward indefinitely and $2 million of tax credits in foreign jurisdictions that can be carried forward indefinitely. The foreign capital loss carryforwards were subject to valuation allowance as we do not expect to generate income of the type required in order to utilize these losses.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Profit before tax times statutory rate	$285	$270	$212
State income taxes, net of federal benefit	8	8	(6)
U.S. research credits	(22)	(14)	(15)
U.S. share-based compensation	(5)	(16)	(11)
U.S. officers’ compensation limitation	6	8	6
Current U.S. tax on foreign earnings	139	53	58
U.S. benefit on foreign sales	(17)	(17)	(16)
Foreign earnings taxed at different rates	(113)	(115)	(100)
Deferred taxes on foreign earnings not considered indefinitely reinvested	6	(9)	1
Change in unrecognized tax benefits	3	(26)	17
Acquired entity integration	—	—	(15)
Release of foreign valuation allowance	—	—	(17)
Other, net	10	19	2
Provision for income taxes	$300	$161	$116
Effective tax rate	22%	13%	11%

The effective tax rate was 22 percent, 13 percent, and 11 percent for 2023, 2022 and 2021, respectively. The tax rate in 2023 is higher than the U.S. statutory rate primarily due to the impact of U.S. tax capitalization of research and experimental expenditures, partially offset by the net impact from the proportion of worldwide earnings taxed at lower statutory tax rates in non-U.S. jurisdictions and the U.S. tax imposed on those non-U.S. earnings. The tax rate in 2022 and 2021 was lower than the U.S. statutory rate primarily due to the proportion of worldwide earnings that are taxed at lower statutory tax rates in non-U.S. jurisdictions, partially offset by U.S. tax imposed on earnings in non-U.S. jurisdictions.
There was an increase in the effective tax rate from 2022 to 2023 of 9 percent, primarily due to a 5 percent increase from the impact of the U.S. tax capitalization of research and experimental expenditures. A provision enacted in the Tax Cuts and Jobs Act of 2017 (the "TCJA") became effective for Keysight on November 1, 2022, requiring that research and experimental expenditures be capitalized for U.S. tax purposes. The capitalized expenses are amortized over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside the U.S. The capitalization of research and experimental expenditures increases the U.S. tax on non-U.S. earnings as part of the global intangible low-taxed income (“GILTI”) tax. There was an additional 2 percent increase in the effective tax rate from 2022 to 2023 due to a decrease in 2022 taxes resulting from changes in tax reserves. The other changes in the effective tax rate from 2022 to 2023 were not individually significant.
There was an increase in the effective tax rate from 2021 to 2022 of 2 percent, primarily due to a 3 percent decrease in the 2021 effective tax rate from nonrecurring tax benefits, partially offset by a 3 percent decrease in 2022 effective tax rate from changes in tax reserves. The remaining 2 percent increase was comprised of various components that were not individually significant. The 2022 benefit from the change in tax reserves is primarily due to an audit settlement and an out-of-period adjustment. The 2021 significant nonrecurring tax benefits include the release of valuation allowance on Netherlands net operating losses in 2021 and a decrease due to the 2021 actual tax impact of acquired entity integration compared to the estimate at acquisition based on the finalization of the integration plan. The other changes in the effective tax rate from 2021 to 2022 were not individually significant.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire at various times in the future. These tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive expires July 31, 2024, and the Malaysia tax incentive expires October 31, 2025. We are continuing to evaluate the impact of potential options on our effective tax rate. The impact of the tax incentives decreased income taxes by $95 million, $81 million and $70 million in 2023, 2022 and 2021, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.53, $0.45 and $0.38 in 2023, 2022 and 2021, respectively. The increase in tax benefit from 2022 to 2023 was primarily due to a change in the jurisdictional mix of non-U.S. earnings, which increased the earnings taxed at incentive tax rates in 2023.
The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2023 and 2022:

	October 31,
	2023	2022
	(in millions)
Current income tax assets (included within other current assets)	$78	$49
Current income tax liabilities (included within income and other taxes payable)	(49)	(58)
Long-term income tax assets (included within other assets)	53	26
Long-term income tax liabilities (included within other long-term liabilities)	(210)	(190)
Total	$(128)	$(173)
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds requires significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Gross Balance, beginning of year	$234	$249	$237
Additions for tax positions related to the current year	37	32	19
Additions for tax positions from prior years	1	5	—
Reductions for tax positions from prior years	—	(25)	(2)
Settlements with taxing authorities	—	(3)	—
Statute of limitations expirations	(5)	(4)	(4)
Impact from currency fluctuations	(1)	(20)	(1)
Gross Balance, end of year	$266	$234	$249
As of October 31, 2023, the total amount of gross unrecognized tax benefits, excluding interest and penalties, was $266 million, of which, if recognized, $176 million would impact our effective tax rate. However, approximately $1 million of the unrecognized tax benefits was related to acquisitions, which, if recognized within certain agreed upon time periods, would result in the recognition of an offsetting indemnification asset.
Cumulatively, interest and penalties accrued as of October 31, 2023, 2022 and 2021 were $41 million, $36 million and $37 million, respectively. We recognized tax expense of $5 million, $3 million and $4 million for interest and penalties related to unrecognized tax benefits in 2023, 2022 and 2021, respectively.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2017 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year predates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. The final hearing with the Court of Appeal took place on October 23, 2023. The decision is expected to be rendered on February 29, 2024. There are limited further legal options available after the conclusion is returned from the Court of Appeal.
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

6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Year Ended October 31,
	2023	2022	2021
	(in millions, except per-share amounts)
Net income	$1,057	$1,124	$894
Basic weighted-average shares	178	180	185
Potential common shares	1	2	2
Diluted weighted-average shares	179	182	187
Net income per share - basic	$5.95	$6.23	$4.84
Net income per share - diluted	$5.91	$6.18	$4.78
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested RSUs. Under the treasury stock method, the amount the employee must pay to exercise stock options and unamortized share-based compensation expense are collectively assumed to be used to repurchase hypothetical shares.
We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the years ended 2023, 2022 and 2021, we excluded zero shares from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share stock options, ESPP, LTP program awards and restricted stock awards, whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive. The number of shares excluded was immaterial in 2023, 2022 and 2021.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of October 31, 2023, 2022 and 2021 and the movements in 2023 and 2022 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2021	$1,069	$559	$1,628
Foreign currency translation impact	(56)	(10)	(66)
Goodwill arising from acquisitions	9	11	20
Goodwill at October 31, 2022	1,022	560	1,582
Foreign currency translation impact	(1)	3	2
Goodwill arising from acquisitions	36	20	56
Goodwill at October 31, 2023	$1,057	$583	$1,640

There were no impairments of goodwill during the years ended October 31, 2023, 2022 and 2021. As of October 31, 2023, 2022 and 2021, accumulated impairment losses on goodwill were $709 million.
Other intangible assets as of October 31, 2023 and 2022 consisted of the following:

	October 31, 2023			October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,033	$949	$84	$992	$914	$78
Backlog	19	17	2	17	17	—
Trademark/Tradename	36	33	3	36	31	5
Customer relationships	406	340	66	393	287	106
Total	$1,494	$1,339	$155	$1,438	$1,249	$189
In 2023, we recorded additions to goodwill and other intangible assets of $56 million and $56 million, respectively, related to our acquisition of Cliosoft. For additional information, see Note 2, "Acquisitions."
Amortization of other intangible assets was $90 million in 2023, $103 million in 2022 and $174 million in 2021. Estimated future amortization expense for our intangible assets as of October 31, 2023 is as follows:

Amortization expense
(in millions)
2024	$53
2025	$35
2026	$24
2027	$18
2028	$14
Thereafter	$11
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter, as of September 30, after the annual update to our long-term financial forecasts, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The impairment test compares the fair value of a reporting unit with its carrying amount, with an impairment charge recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value up to a maximum amount of the goodwill balance for the reporting unit. As defined in the authoritative guidance, a reporting unit is an operating segment or one level below an operating segment.
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
During the fourth quarter of 2023, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value.
As of October 31, 2023, we determined that no goodwill impairment exists and that the remaining goodwill is recoverable for all of our reporting units; however, there can be no assurance that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that the judgments and estimates described above could change in future periods.
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
Level 2 — applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, for the asset or liability, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in less active markets, or other inputs that can be derived principally from, or corroborated by, observable market data.
Level 3 — applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 and 2022 were as follows:

	October 31,
	2023					2022
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,934	$1,934	$—	$—	$—	$1,338	$1,338	$—	$—	$—
Derivative instruments (foreign exchange contracts)	18	—	18	—	—	21	—	21	—	—
Long-term
Derivative instruments (interest rate swaps)	—	—	—	—	—	133	—	133	—	—
Equity investments	56	56	—	—	—	50	50	—	—	—
Investments - other	25	—	—	—	25	12	—	—	—	12
Total assets measured at fair value	$2,033	$1,990	$18	$—	$25	$1,554	$1,388	$154	$—	$12
Liabilities:										—
Short-term
Derivative instruments (foreign exchange contracts)	$54	$—	$54	$—	$—	$12	$—	$12	$—	$—
Long-term
Deferred compensation liability	27	—	27	—	—	22	—	22	—	—
Total liabilities measured at fair value	$81	$—	$81	$—	$—	$34	$—	$34	$—	$—
In 2023, we terminated forward-starting interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the anticipated debt. See Note 9, "Derivatives," for additional information.
In 2023, we made a cost method investment of $7 million classified as "investments - other" in the table above. The changes in fair value of equity investments are recorded within "other income (expense), net" in the consolidated statement of operations.

Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity and fixed income investments or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative are not categorized in the fair value hierarchy and are presented as "Investments - other" in the table above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
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
All of our investments are subject to periodic impairment review. The impairment analysis requires judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. There were no impairments recognized in 2023, 2022 and 2021. Realized gains and losses from the sale of investments are recorded in earnings. Net unrealized gain (loss) on our equity and other investments was a gain of $7 million in 2023, a loss of $36 million in 2022, and a gain of $4 million in 2021. There were no realized gains or losses from the sale of investments in 2023, 2022 and 2021.
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis consisted of goodwill and intangible assets. See Note 7, "Goodwill and Other Intangible Assets," for more information.
Goodwill
Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered Level 3 measurements due to the significance of unobservable inputs developed using company-specific information. In the event of performing a quantitative impairment test, we consider a market approach as well as an income approach using the discounted cash flow model to determine the fair value of the reporting unit.
Intangible Assets
Fair value of intangible assets are considered Level 3 measurements due to the significance of unobservable inputs developed using company-specific information. In the event of performing a quantitative impairment test, we utilize an income approach for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management.
Long Lived Assets
In 2022, our held and used long-lived assets in Russia with a carrying amount of $3 million were written down to a fair value of zero, resulting from an impairment of assets that were expected to generate zero cash flows in the future, and was recorded within “other operating expense (income), net” in the consolidated statement of operations.

9.    DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities based on a rolling period of up to twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the derivative instrument included in the assessment of effectiveness are recognized in accumulated other comprehensive income and reclassified into earnings, when the forecasted transaction occurs, in the same financial statement line item in the consolidated statement of operations where the earnings effect of the hedged item is presented. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified into earnings in the current period. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are amortized to earnings on a straight-line basis over the tenor of the hedge and are presented in the same financial statement line of the consolidated statement of operations where the earnings effect of the hedged item is presented.
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. The contract term allows us to lock in a treasury rate on anticipated debt issuances. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments have been recognized in accumulated other comprehensive income (loss). In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) to be amortized to interest expense over the term of the anticipated debt.
Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in other income (expense), net, in the consolidated statement of operations in the current period along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
In connection with the acquisition of ESI Group SA (see Note 17, "Subsequent Event"), we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Euro. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. The resulting unrealized loss on outstanding contracts was $45 million and was recorded in "other income (expense), net" and "other accrued liabilities" in the consolidated statement of operations and the consolidated balance sheet, respectively, for the year ended October 31, 2023.
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

The number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 180 and 77, respectively, as of October 31, 2023. The aggregated notional amounts by currency and designation as of October 31, 2023 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$1,125
British Pound	3	(24)
Singapore Dollar	34	10
Malaysian Ringgit	113	11
Japanese Yen	(148)	(32)
Other currencies	(23)	(23)
Total	$(21)	$1,067
Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of October 31, 2023 and 2022 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2023	October 31, 2022	Balance Sheet Location	October 31, 2023	October 31, 2022
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$16	$18	Other accrued liabilities	$7	$10
Interest rate swap contracts:
Other assets	—	133

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	2	3	Other accrued liabilities	47	2
Total derivatives	$18	$154		$54	$12

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations was as follows:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(26)	$85	$26
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income (loss)	7	7	6
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	8	13	—
Selling, general and administrative	(1)	(10)	2
Gain excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	5	2	1
Selling, general and administrative	—	1	1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(44)	$22	$(3)
The estimated amount at October 31, 2023 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $8 million.
10.    LEASES
We have operating leases for items including office space, manufacturing and production locations, sales and service centers, research and development facilities and certain equipment, primarily automobiles. Our leases have remaining terms of up to 15 years, which represent the non-cancellable periods of the leases and include extension options that are reasonably certain to be exercised. The weighted average lease term of our operating leases was 7.8 years, 7.7 years and 8.2 years as of October 31, 2023, 2022 and 2021, respectively. The weighted average discount rate of our operating leases was 3 percent as of October 31, 2023, 2022 and 2021.
The following table summarizes the components of our lease cost:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Operating lease cost	$52	$51	$51
Variable lease cost	$22	$17	$14

Short-term lease costs, sublease income and finance lease costs were immaterial for the year ended October 31, 2023, 2022 and 2021. Right-of-use (“ROU”) asset impairments were $2 million in 2022 related to the discontinuance of our Russia operations. Supplemental information related to our operating leases was as follows:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Cash payments for operating leases	$53	$51	$53
ROU assets obtained in exchange for operating lease obligations	$51	$51	$78
The maturities of our operating leases as of October 31, 2023 with initial terms exceeding one year were as follows:

Operating Leases
(in millions)
2024	$46
2025	38
2026	34
2027	30
2028	24
Thereafter	90
Total undiscounted lease liability	262
Imputed interest	30
Total discounted lease liability	$232
As of October 31, 2023, we did not have material leases that have not yet commenced.
Rental income from the lease of excess facilities was $10 million, $11 million and $11 million for the year ended October 31, 2023, 2022 and 2021, respectively, and is included in other operating expense (income), net. Other lessor arrangements were immaterial.
11.    DEBT
The following table summarizes the components of our debt:

	October 31,
	2023	2022
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of $1 and $1)	$599	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $2 and $3)	698	697
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $3 and $3)	497	497
Total Debt	1,794	1,793
Less: Current portion of long-term debt	599	—
Long-Term Debt	$1,195	$1,793
Short-Term Debt
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) which provides for a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of October 31, 2023 and 2022, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2023.

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
The above senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We were in compliance with the covenants of our senior notes during the year ended October 31, 2023.
Letters of Credit
As of October 31, 2023 and 2022, we had $41 million and $38 million, respectively, of outstanding letters of credit and surety bonds that were issued by various lenders.
12.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
General. The majority of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. We provide U.S. employees who meet eligibility criteria under the Keysight Technologies, Inc. Retirement Plan ("RP"), defined benefits that are based on an employee's base or target pay during the years of employment and length of service. For eligible employees' service through October 31, 1993, the benefit payable under the RP is reduced by any amounts due to the eligible employees' service under our defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants as of November 1993. The obligations under the DPSP equal the fair value of the DPSP assets, which was $164 million as of October 31, 2023. Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the Keysight Technologies, Inc. Health Plan for Retirees ("U.S. Post-Retirement Benefit Plan").
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
401(k) defined contribution plan. Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the "401(k) Plan"). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. We provide matching contributions of up to 4 percent of annual eligible compensation for employees hired prior to August 1, 2015 and up to 6 percent for employees hired thereafter. The 401(k) Plan employer expense included in income from operations was $34 million in 2023, $31 million in 2022 and $28 million in 2021.

Post-retirement medical benefit plans. In addition to receiving retirement benefits, U.S. employees who meet eligibility requirements as of their termination date may participate in the U.S. Post-Retirement Benefit Plans.
Components of net periodic benefit cost. We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs. We record the non-service cost components of net periodic benefit cost (benefit), such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, within "other income (expense), net" in the consolidated statement of operations. The company uses alternate methods of amortization, as allowed by the authoritative guidance, which amortizes the actuarial gains and losses on a consistent basis for the years presented. For the U.S. Plans, gains and losses are amortized over the average future working lifetime of active plan participants. For most Non-U.S. Plans and the U.S. Post-Retirement Benefit Plan, gains and losses are amortized using a separate layer for each year's gains and losses.
During the year ended October 31, 2023 and October 31, 2022, we recognized a settlement gain of $1 million in our Japan defined benefit plan and a settlement loss of $9 million in our U.K. defined benefit plan, respectively, as the lump-sum payments in the respective plans were more than the sum of the service cost and interest cost components of net periodic benefit cost (“the threshold amount”). In March 2021, we transferred substantially all the assets and obligations of our Netherlands defined benefit plan to an insurance company. This partial settlement resulted in a net refund of $3 million and a loss of $16 million in 2021, which is included in "other income (expense), net" in the consolidated statement of operations.
For the years ended October 31, 2023, 2022 and 2021, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income were comprised of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	Year Ended October 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$16	$25	$24	$10	$13	$15	$1	$1	$1
Interest cost on benefit obligation	36	23	22	31	15	15	8	5	4
Expected return on plan assets	(49)	(61)	(52)	(53)	(58)	(77)	(12)	(14)	(12)
Amortization:
Net actuarial loss	9	11	24	9	24	41	2	1	11
Prior service credit	—	—	—	—	—	—	(1)	(1)	(1)
Net periodic benefit cost (benefit)	12	(2)	18	(3)	(6)	(6)	(2)	(8)	3
Curtailments and settlements	—	—	—	(1)	9	16	—	—	—
Total periodic benefit cost (benefit)	$12	$(2)	$18	$(4)	$3	$10	$(2)	$(8)	$3
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial loss (gain)	$14	$(9)	$(100)	$32	$(38)	$26	$(5)	$17	$(38)
Amortization:
Net actuarial loss	(9)	(11)	(24)	(9)	(24)	(41)	(2)	(1)	(11)
Prior service credit	—	—	—	—	—	—	1	1	1
Curtailments and settlements	—	—	—	1	(9)	(16)	—	—	—
Foreign currency	—	—	—	(2)	(6)	1	—	—	—
Total recognized in other comprehensive (income) loss	$5	$(20)	$(124)	$22	$(77)	$(30)	$(6)	$17	$(48)
Total recognized in the periodic benefit cost (benefit) and other comprehensive (income) loss	$17	$(22)	$(106)	$18	$(74)	$(20)	$(8)	$9	$(45)
Funded status. As of October 31, 2023 and 2022, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	October 31,
	2023	2022	2023	2022	2023	2022
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$640	$862	$1,003	$1,608	$155	$207
Actual return on plan assets	25	(169)	(23)	(283)	12	(38)
Employer contributions	1	—	12	11	—	—
Settlements	(1)	—	(3)	(12)	—	—
Benefits paid	(43)	(53)	(41)	(37)	(14)	(14)
Currency impact	—	—	37	(284)	—	—
Fair value — end of year	$622	$640	$985	$1,003	$153	$155
Change in benefit obligation:
Benefit obligation — beginning of year	$636	$881	$819	$1,465	$146	$190
Service cost	16	25	10	13	1	1
Interest cost	36	23	31	15	8	5
Settlements	(1)	—	(3)	(12)	—	—
Curtailments	—	—	—	—	—	—
Actuarial loss (gain)	(10)	(239)	(44)	(380)	(5)	(36)
Benefits paid	(43)	(54)	(41)	(37)	(14)	(14)
Currency impact	—	—	38	(245)	—	—
Benefit obligation — end of year	$634	$636	$810	$819	$136	$146
Overfunded (Underfunded) status of PBO	$(12)	$4	$175	$184	$17	$9
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$11	$205	$211	$17	$9
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(11)	(6)	(30)	(27)	—	—
Net asset (liability)	$(12)	$4	$175	$184	$17	$9
Amounts recognized in accumulated other comprehensive (income) loss:
Actuarial losses (gains)	$86	$81	$403	$380	$(11)	$(4)
Prior service cost (credits)	—	—	—	1	—	(1)
Total	$86	$81	$403	$381	$(11)	$(5)
The change in benefit obligations for the U.S. and Non-U.S. defined benefit plans for 2023 was driven by changes in discount rates, partially offset by changes in demographic assumptions. The change in benefit obligations for the U.S. and Non-U.S. defined benefit plans for 2022 was driven by the changes in actuarial assumptions, primarily discount rates and lump sum conversion rates. The change in benefit obligations for the U.S. post-retirement benefit plan for 2023 and 2022 was primarily driven by changes in discount rates.
Investment policies and strategies as of October 31, 2023. In the U.S., our RP and U.S. Post-Retirement Benefit Plan target asset allocations are approximately 70 percent to equities, including growth-seeking, and approximately 30 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumed level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the U.S., our target asset allocation is from 21 to 70 percent to equities, from 28 to 54 percent to fixed income investments, and from zero to 51 percent to insurance contracts and cash. All plans' assets are broadly diversified. Due to fluctuations in capital markets, our actual allocations of plan assets as of October 31, 2023 may differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds. Investments in commingled funds are valued using the net asset value (“NAV”) method as a practical expedient. Investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of our pension and post-retirement benefit plans recorded in the financial statements. In March 2021, we entered into an insurance buy-in contract for a portion of benefit obligations under the U.K. defined benefit plan and classified it as “Other Investment.” In December 2021, we completed the second phase of the same contract. The insurance buy-in contract is similar to an annuity contract, which matches cash flows with future benefit payments for a specific group of pensioners with the obligation remaining with the plan. This contract is issued by a third-party insurance company with no affiliation to us. The insurance contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value.
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
Fixed Income - Some fixed income securities are held in commingled funds that have daily NAVs derived from the underlying securities; these are classified as assets measured at NAV. Commingled funds that have quoted prices in active markets are classified as Level 1 investments. Some fixed income securities that are not actively traded and are valued basis inputs, such as quoted price of similar securities, or other inputs that can be derived principally from or corroborated by observable market data are classified as Level 2 investments.
Other Investment - Other investment represents the U.K. insurance buy-in contract and is classified as a Level 3 investment. Insurance contracts are generally classified as Level 3 investments.
The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2023 and 2022:

		Fair Value Measurement as of October 31, 2023 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—
Equity	446	—	—	—	446
Fixed income	176	—	—	—	176
Total assets measured at fair value	$622	$—	$—	$—	$622
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2022 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$1	$—	$1	$—	$—
Equity	446	—	—	—	446
Fixed income	193	—	—	—	193
Total assets measured at fair value	$640	$—	$1	$—	$639
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2023 and 2022.
The following tables present the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2023 and 2022:

		Fair Value Measurement as of October 31, 2023 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$1	$—	$1	$—	$—
Equity	107	—	—	—	107
Fixed income	45	3	26	—	16
Total assets measured at fair value	$153	$3	$27	$—	$123
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2022 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$1	$—	$1	$—	$—
Equity	109	—	—	—	109
Fixed income	45	1	27	—	17
Total assets measured at fair value	$155	$1	$28	$—	$126
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For the U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2023 and 2022.

The following tables present the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2023 and 2022:

		Fair Value Measurement as of October 31, 2023 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Equity	$410	$—	$—	$—	$410
Fixed income	342	—	—	—	342
Other investment	233	—	—	233	—
Total assets measured at fair value	$985	$—	$—	$233	$752
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

		Fair Value Measurement as of October 31, 2022 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Equity	$390	$—	$—	$—	$390
Fixed income	359	—	—	—	359
Other investments	254	—	—	254	—
Total assets measured at fair value	$1,003	$—	$—	$254	$749
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2023 and 2022:

	Year Ended October 31,
	2023	2022
	(in millions)
Balance, beginning of year	$254	$364
Unrealized gains (losses)	(19)	(105)
Purchases, sales, issuances and settlements	(15)	(16)
Transfers in (out)	—	77
Currency impact	13	(66)
Balance, end of year	$233	$254

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2023 and 2022:

	2023		2022
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$634	$622	$7	$—
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	629	640
Total	$634	$622	$636	$640
Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$64	$34	$58	$31
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	746	951	761	972
Total	$810	$985	$819	$1,003

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$5	$—	$5	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	576	622	581	640
Total	$581	$622	$586	$640
Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$63	$34	$57	$31
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	742	951	756	972
Total	$805	$985	$813	$1,003

Contributions and estimated future benefit payments. For 2024, we do not expect to contribute to our U.S. Defined Benefit Plan or U.S. Post-Retirement Benefit Plan, and we expect to contribute $12 million to our Non-U.S. Defined Benefit Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2024	$52	$42	$15
2025	$60	$42	$15
2026	$61	$44	$16
2027	$61	$47	$16
2028	$62	$49	$16
2029 - 2033	$300	$255	$67
Assumptions. The assumptions used to determine the benefit obligations and net periodic benefit cost for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios, consisting of a mixture of equities, fixed income and other investments, in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans, which is October 31. The U.S. discount rates as of October 31, 2023 and 2022 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates as of October 31, 2023 and 2022 were determined based on a granular approach, which discounts the expected plan benefit payments with rates from a high-quality corporate bond yield curve. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The range of assumptions that were used for the Non-U.S. Defined Benefit Plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic benefit cost (benefit) were as follows:

	Year Ended October 31,
	2023	2022
U.S. Defined Benefit Plans:
Discount rate	6.00%	2.75%
Average increase in compensation levels	3.50%	3.50%
Expected long-term return on assets	8.00%	7.25%
Non-U.S. Defined Benefit Plans:
Discount rate	1.87-4.22%	0.70-1.86%
Average increase in compensation levels	2.50-3.00%	2.50-2.75%
Expected long-term return on assets	4.16-7.00%	3.00-6.50%
U.S. Post-Retirement Benefits Plan:
Discount rate	6.00%	2.75%
Expected long-term return on assets	8.00%	7.25%
Current medical cost trend rate	7.00%	6.00%
Ultimate medical cost trend rate	4.75%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2028
Assumptions used to calculate the benefit obligation as of October 31, 2023 and 2022 were as follows:

	Year Ended October 31,
	2023	2022
U.S. Defined Benefit Plans:
Discount rate	6.50%	6.00%
Average increase in compensation levels	3.50%	3.50%
Non-U.S. Defined Benefit Plans:
Discount rate	2.50-5.35%	1.87-4.22%
Average increase in compensation levels	2.50-3.00%	2.50-3.00%
U.S. Post-Retirement Benefits Plan:
Discount rate	6.50%	6.00%
Current medical cost trend rate	6.50%	7.00%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2029	2029
Health care trend rates did not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2023 and 2022.
13.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	October 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$2,472	$2,042
Restricted cash included in other assets	16	15
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,488	$2,057
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.

Inventory

	October 31,
	2023	2022
	(in millions)
Finished goods	$376	$322
Purchased parts and fabricated assemblies	609	536
Total inventory	$985	$858
The increase in inventory in 2023 was primarily driven by incremental stock build-up to secure supply to support order fulfillment along with an increase in demo inventory. Gross inventory-related excess and obsolescence charges recorded in cost of products were $27 million in 2023, 2022 and 2021. We record excess and obsolete inventory charges for inventory at our sites and at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.
Property, plant and equipment

	October 31,
	2023	2022
	(in millions)
Land	$48	$48
Buildings and leasehold improvements	828	798
Machinery and equipment	1,508	1,385
Total property, plant and equipment	2,384	2,231
Accumulated depreciation of property, plant and equipment	(1,623)	(1,541)
Property, plant and equipment, net	$761	$690
The increase in property, plant and equipment, net, in 2023 is primarily driven by increased capital spending for capacity expansion and technology investments. Asset impairments were zero in 2023, $1 million in 2022 and zero in 2021. Depreciation expense was $120 million in 2023, $117 million in 2022 and $117 million in 2021.
Standard warranty
Activity related to the standard warranty accrual, which is included in other accrued liabilities and other long-term liabilities in our consolidated balance sheet, is as follows:

	Year Ended October 31,
	2023	2022
	(in millions)
Beginning balance	$32	$34
Accruals for warranties, including change in estimates	33	23
Settlements made during the period	(29)	(25)
Ending balance	$36	$32

Accruals for warranties due within one year	$22	$20
Accruals for warranties due after one year	14	12
Ending balance	$36	$32
Other current assets

	October 31,
	2023	2022
	(in millions)
Prepaid expenses	$284	$280
Other current assets	168	149
Total other current assets	$452	$429
Prepaid expenses include deposits paid in advance to contract manufacturers of $210 million and $199 million as of October 31, 2023 and 2022, respectively.

14.    COMMITMENTS AND CONTINGENCIES
Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based on mutually agreed criteria. As of October 31, 2023, our non-cancellable purchase commitments were approximately $467 million. We expect to fulfill most of our purchase commitments for inventory within one year or based on mutually agreed terms.
Other purchase commitments. Other purchase commitments primarily relate to software as a service and other professional services contracts. As of October 31, 2023, our non-cancellable contractual obligations related to these contracts were approximately $75 million.
We also have long-term power purchase agreements to purchase power at predominantly variable prices. These agreements are expected to support our power consumption needs with more favorable pricing and reliability than our previous supply agreements.
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
Indemnification Obligations Related to Transactions
In connection with acquisitions, divestitures, mergers, spin-offs and other transactions, we have agreed to indemnify certain parties for future damages, losses, expenses and liabilities that were incurred prior to or are related to such transactions. The liabilities covered by these indemnifications include, but are not limited to, tax, employment, benefits, intellectual property, environmental, and other liabilities. We do not believe that our indemnification obligations related to such liabilities were material as of October 31, 2023.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight that provide for indemnification under similar and additional circumstances. The indemnification obligations are more fully described in our corporate by-laws and the indemnification agreements, which are available on our website. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. We have not historically made payments related to these obligations, and do not believe that our indemnification obligations related to such claims were material as of October 31, 2023.

Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and we do not believe that our indemnification obligations related to such claims were material as of October 31, 2023.
15.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program authorizing the purchase of up to $1,200 million of the company’s common stock, of which $225 million remained.
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
In 2023, we repurchased 4,913,548 shares of common stock for $702 million. Additionally, we accrued $4 million related to excise tax levied on share repurchases, net of issuances. In 2022 we repurchased 5,442,280 shares of common stock for $849 million. In 2021 we repurchased 4,361,542 shares of common stock for $673 million. All such shares and related costs are held as treasury stock and accounted for at the trade date using the cost method.
Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax effect:

	October 31,
	2023	2022
	(in millions)
Foreign currency translation, net of tax (expense) of $(63) and $(63)	$(167)	$(185)
Unrealized losses on defined benefit plans, net of tax benefit of $94 and $84	(388)	(379)
Gains (losses) on derivative instruments, net of tax (expense) of $(25) and $(30)	89	110
Total accumulated other comprehensive loss	$(466)	$(454)

Changes in accumulated other comprehensive loss by component and related tax effects were as follows:

		Net defined benefit pension cost and post retirement plan costs:
	Foreign currency translation	Actuarial losses	Prior service credits	Gains (losses) on derivatives	Total
	(in millions)
At October 31, 2021	$(20)	$(456)	$(6)	$40	$(442)
Other comprehensive income (loss) before reclassifications	(165)	36	—	92	(37)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	47	—	(3)	44
Tax benefit (expense)	—	—	—	(19)	(19)
Other comprehensive income (loss)	(165)	83	—	70	(12)
At October 31, 2022	(185)	(373)	(6)	110	(454)
Other comprehensive income (loss) before reclassifications	18	(39)	—	(19)	(40)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	20	—	(7)	13
Tax benefit (expense)	—	10	—	5	15
Other comprehensive income (loss)	18	(9)	—	(21)	(12)
At October 31, 2023	$(167)	$(382)	$(6)	$89	$(466)
Reclassifications out of accumulated other comprehensive loss into earnings were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended October 31,
	2023	2022
	(in millions)
Gain (loss) on derivatives	$8	$13	Cost of products
	(1)	(10)	Selling, general and administrative
	(1)	—	Benefit (provision) for income taxes
	6	3	Net of income tax

Net defined benefit pension cost and post retirement plan costs:
Net actuarial losses	(20)	(47)	Other income (expense), net
	4	5	Benefit (provision) for income taxes
	(16)	(42)	Net of income tax

Total reclassifications for the period	$(10)	$(39)	Net of income tax
16.    SEGMENT INFORMATION
Our operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Segment operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to each segment and to assess performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services, and manufacturing are considered in determining the formation of these operating segments.
Descriptions of our two reportable segments are as follows:
The Communications Solutions Group ("CSG") serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense and government end markets. In addition, the group provides automated software test solutions that include AI-ML to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.

The Electronic Industrial Solutions Group ("EISG") serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions that include AI-ML to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
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

	CSG	EISG	Total
	(in millions)
Year ended October 31, 2023:
Total and segment revenue	$3,685	$1,779	$5,464
Segment income from operations	$1,068	$581	$1,649
Depreciation expense	$81	$39	$120
Year ended October 31, 2022:
Total and segment revenue	$3,803	$1,617	$5,420
Segment income from operations	$1,085	$501	$1,586
Depreciation expense	$88	$29	$117
Year ended October 31, 2021:
Total and segment revenue	$3,523	$1,418	$4,941
Segment income from operations	$932	$444	$1,376
Depreciation expense	$91	$26	$117
The following table reconciles reportable segments' income from operations to our total enterprise income before taxes:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Total reportable segments' income from operations	$1,649	$1,586	$1,376
Share-based compensation	(136)	(126)	(104)
Amortization of acquisition-related balances	(90)	(103)	(174)
Acquisition and integration costs	(13)	(9)	(9)
Restructuring and other	(52)	(14)	(9)
Income from operations, as reported	1,358	1,334	1,080
Interest income	102	16	3
Interest expense	(78)	(79)	(79)
Other income (expense), net	(25)	14	6
Income before taxes, as reported	$1,357	$1,285	$1,010
Major customers. No customer represented 10 percent or more of our total revenue in 2023, 2022 or 2021.

The following table presents segment assets and capital expenditures directly managed by each segment.

	Year Ended October 31,
	2023			2022
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)

Segment assets	$4,410	$1,920	$6,330	$4,312	$1,715	$6,027
Capital expenditures	$112	$84	$196	$126	$59	$185
The following table reconciles segment assets to our total assets:

	October 31,
	2023	2022
	(in millions)
Total reportable segments' assets	$6,330	$6,027
Cash and cash equivalents	2,472	2,042
Long-term investments	81	62
Long-term deferred tax assets	671	667
Accumulated amortization of other intangibles	(1,339)	(1,249)
Pension and other assets	468	549
Total assets	$8,683	$8,098
The following tables present summarized information for revenue and long-lived assets by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Long-lived assets consist of property, plant, and equipment, operating lease right-of-use assets and other long-term assets excluding intangible assets.

	United States	China	Rest of the World	Total
	(in millions)
Revenue:
Year ended October 31, 2023	$1,928	$1,005	$2,531	$5,464
Year ended October 31, 2022	$1,933	$1,041	$2,446	$5,420
Year ended October 31, 2021	$1,803	$927	$2,211	$4,941

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2023	$690	$233	$387	$1,310
October 31, 2022	$637	$222	$365	$1,224
17.    SUBSEQUENT EVENT
On November 3, 2023, we acquired 50.6% of the share capital of ESI Group SA ("ESI Group") for approximately $512 million, using existing cash. On November 7, 2023, we filed a tender offer to acquire the remaining outstanding shares of ESI Group at a price per share of 155 euros, to be primarily funded by approximately $457 million placed in an escrow account. Should the tender offer result in ESI Group's remaining minority shareholders holding no more than 10 percent of ESI Group's share capital and voting rights, then Keysight intends to proceed with a mandatory squeeze-out of all remaining ESI Group shares at the end of the tender offer period and to delist ESI Group from Euronext Paris.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2023, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2023, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2023.
The effectiveness of our internal control over financial reporting as of October 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading plans
During the three months ended October 31, 2023, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

			Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate number of securities to be sold(1)	Plan expiration date
Ronald S. Nersesian	Adoption	September 27, 2023	☒	☐	107,299	September 25, 2024
Chairman of the Board

(1)	The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. Any underlying performance share awards being calculated at target.
During the three months ended October 31, 2023, there were no terminations of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.”
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
There were no material changes to the procedures by which security holders may recommend nominees to our board of directors. The information required under Item 10 regarding our code of ethics applicable to our principal executive officer, our principal financial officer, our corporate controller and other senior financial officers is contained in our SBC and appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the SBC with respect to those persons on our website at www.investor.keysight.com.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2023. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Right (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)(2)(3)	2,217,859	$31	22,102,910
Equity compensation plans not approved by security holders	—	—	—
Total	2,217,859	$31	22,102,910
(1)    The number of securities remaining available for future issuance in column (c) includes 18,382,477 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. employee stock purchase plan under Section 423(b) of the Internal Revenue Code ("ESPP"). The number of shares authorized for issuance under the ESPP is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Keysight or an amount determined by the Compensation and Human Capital Committee of our board of directors. Under the terms of the ESPP, in no event shall the aggregate number of shares issued under the ESPP exceed 75 million shares. The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under the ESPP totaling $32 million as of October 31, 2023.
(2)    We issue securities under our equity compensation plans in forms other than options, warrants or rights. Those are issued under the 2014 Stock Plan, which was originally adopted by our board of directors on July 16, 2014, with an effective date of November 1, 2014. It was subsequently amended and restated by our board of directors on September 29, 2014 and again on January 22, 2015. The 2014 Stock Plan was further amended and restated by our board of directors on November 16, 2017. The 2014 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. The 2014 Stock Plan has a term of ten years. As of October 31, 2023, 3,720,433 shares were available for future awards under the 2014 Stock Plan.
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
Item 14.     Principal Accounting Fees and Services
The information about principal accountant fees and services and related pre-approval policies required under Item 14 will appear under "Fees Paid to PricewaterhouseCoopers LLP" and "Audit and Finance Committee Preapproval Policy" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Annual Report on Form 10-K.
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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2023
Tax valuation allowance	$224	$4	$(10)	$218
2022
Tax valuation allowance	$231	$—	$(7)	$224
2021
Tax valuation allowance	$238	$11	$(18)	$231
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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.2
4.3	Second Supplemental Indenture, dated as of April 6, 2017, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	4/6/2017	4.2
4.4	Third Supplemental Indenture, dated as of October 22, 2019, to the Indenture dated as of October 15, 2014 between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/22/2019	4.2
4.5	Description of Keysight Technologies, Inc. Registered Securities	10-K	12/15/2022	4.5
10.1	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.2	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.3	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.4	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.5	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.6	Keysight Technologies, Inc. Employee Stock Purchase Plan*	10-12B/A	7/18/2014	10.8
10.7	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.8	Form of Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-12B/A	7/18/2014	10.12
10.9	Form of Keysight Technologies, Inc. Non-Employee Director Stock Option Award Agreement*	10-12B/A	7/18/2014	10.13
10.10	Form of Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-12B/A	7/18/2014	10.14
10.11	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.12	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16

10.13	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.14	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.15	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.16	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.17	Keysight Technologies, Inc. Officer and Executive Severance Plan (Established Effective March18, 2015)*	8-K	3/24/2015	10.1
10.18	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2015	APPENDIX B
10.19	Form of Keysight Technologies, Inc. Global Stock Award Agreement as Amended on November 15, 2016*	10-K	12/19/2016	10.32
10.20	Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*	8-K	8/4/2021	10.1
10.21	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on November 16, 2017)*	DEF 14A	2/9/2018	APPENDIX A
10.22	Keysight Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors*	10-K	12/17/2021	10.22
10.23	Amendment Number 1 to the Keysight Technologies, Inc. Deferred Compensation Plan*	10-K	12/17/2021	10.23
10.24	Amendment Number 1 to the Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-K	12/17/2021	10.24
10.25	Keysight Technologies, Inc. Officer and Executive Severance Plan (Amended and Restated Effective as of May 17, 2017).*	10-K	12/17/2021	10.25
10.26	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan Global Stabilization Performance Award Agreement	10-Q	6/1/2022	10.1
10.27	First amendment to Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*	10-Q	3/3/2023	10.1
10.28	Keysight Technologies, Inc. Compensation Recovery Policy				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Linkbase Document	X
101.LAB	Inline XBRL Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
104	Inline XBRL Cover Page Interactive Data File	X
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
Date: December 15, 2023

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

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Chairman of the Board	December 15, 2023
Ronald S. Nersesian

/s/ SATISH C. DHANASEKARAN	President and Chief Executive Officer	December 15, 2023
Satish C. Dhanasekaran	(Principal Executive Officer)

/s/ NEIL P. DOUGHERTY	Executive Vice President and Chief Financial Officer	December 15, 2023
Neil P. Dougherty	(Principal Financial Officer)

/s/ LISA M. POOLE	Vice President and Corporate Controller	December 15, 2023
Lisa M. Poole	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Director	December 15, 2023
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 15, 2023
Charles J. Dockendorff

/s/ RICHARD P. HAMADA	Director	December 15, 2023
Richard P. Hamada

/s/ MICHELLE J. HOLTHAUS	Director	December 15, 2023
Michelle J. Holthaus

/s/ PAUL A. LACOUTURE	Director	December 15, 2023
Paul A. Lacouture

/s/ JEAN M. NYE	Director	December 15, 2023
Jean M. Nye

/s/ JOANNE B. OLSEN	Director	December 15, 2023
Joanne B. Olsen

/s/ ROBERT A. RANGO	Director	December 15, 2023
Robert A. Rango

/s/ KEVIN A. STEPHENS	Director	December 15, 2023
Kevin A. Stephens