Form 10-Q
period 2024-01-31
Keysight Technologies, Inc.
filed 2024-03-05
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at March 1, 2024 was 174,555,842.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
Revenue:
Products	$952	$1,114
Services and other	307	267
Total revenue	1,259	1,381
Costs and expenses:
Cost of products	351	405
Cost of services and other	95	93
Total costs	446	498
Research and development	232	227
Selling, general and administrative	362	338
Other operating expense (income), net	(2)	(4)
Total costs and expenses	1,038	1,059
Income from operations	221	322
Interest income	23	19
Interest expense	(20)	(19)
Other income (expense), net	5	9
Income before taxes	229	331
Provision for income taxes	57	71
Net income	$172	$260

Net income per share:
Basic	$0.98	$1.46
Diluted	$0.98	$1.45

Weighted average shares used in computing net income per share:
Basic	175	178
Diluted	176	180

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
Net income	$172	$260
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of $1 and $6	(2)	(21)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(2)	(2)
Foreign currency translation, net of tax benefit (expense) of zero	27	81
Net defined benefit pension cost and post-retirement plan costs:
Change in net actuarial loss, net of tax expense of $1 and $1	1	5
Other comprehensive income (loss)	24	63
Total comprehensive income	$196	$323

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	January 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,745	$2,472
Accounts receivable, net	808	900
Inventory	1,024	985
Other current assets	499	452
Total current assets	4,076	4,809
Property, plant and equipment, net	771	761
Operating lease right-of-use assets	236	226
Goodwill	2,254	1,640
Other intangible assets, net	616	155
Long-term investments	90	81
Long-term deferred tax assets	662	671
Other assets	355	340
Total assets	$9,060	$8,683
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$609	$599
Accounts payable	281	286
Employee compensation and benefits	261	304
Deferred revenue	592	541
Income and other taxes payable	146	90
Operating lease liabilities	43	40
Other accrued liabilities	184	189
Total current liabilities	2,116	2,049
Long-term debt	1,208	1,195
Retirement and post-retirement benefits	67	64
Long-term deferred revenue	213	216
Long-term operating lease liabilities	198	192
Other long-term liabilities	441	313
Total liabilities	4,243	4,029
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; issued and outstanding shares: 201 million and 200 million, respectively	2	2
Treasury stock, at cost; 26.1 million shares and 25.4 million shares, respectively	(3,073)	(2,980)
Additional paid-in-capital	2,547	2,487
Retained earnings	5,783	5,611
Accumulated other comprehensive loss	(442)	(466)
Total stockholders' equity	4,817	4,654
Total liabilities and equity	$9,060	$8,683

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
Cash flows from operating activities:
Net income	$172	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30	29
Amortization	38	24
Share-based compensation	48	54
Deferred tax expense (benefit)	6	(1)
Excess and obsolete inventory-related charges	8	6
Unrealized loss (gain) on equity and other investments	(4)	(6)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	124	6
Inventory	(42)	(44)
Accounts payable	1	(19)
Employee compensation and benefits	(74)	(84)
Deferred revenue	27	62
Income taxes payable	38	56
Retirement and post-retirement benefits	(2)	(3)
Prepaid assets	(9)	(10)
Other assets and liabilities	(33)	36
Net cash provided by operating activities	328	366
Cash flows from investing activities:
Investments in property, plant and equipment	(47)	(60)
Acquisition of businesses and intangible assets, net of cash acquired	(478)	—
Proceeds from sale and maturities of investments	11	—
Other investing activities	3	—
Net cash used in investing activities	(511)	(60)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	32	33
Payment of taxes related to net share settlement of equity awards	(28)	(46)
Acquisition of non-controlling interests	(458)	—
Treasury stock repurchases	(93)	(125)
Other financing activities	(1)	(1)
Net cash used in financing activities	(548)	(139)
Effect of exchange rate movements	8	20
Net increase (decrease) in cash, cash equivalents, and restricted cash	(723)	187
Cash, cash equivalents, and restricted cash at beginning of period	2,488	2,057
Cash, cash equivalents, and restricted cash at end of period	$1,765	$2,244
Supplemental cash flow information:
Interest payments	$—	$—
Income tax paid, net	$12	$14
Investments in property, plant and equipment included in accounts payable	$15	$24
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity
Balance as of October 31, 2023	199,771	$2	$2,487	(25,449)	$(2,980)	$5,611	$(466)	$—	$4,654
Net income	—	—	—	—	—	172	—	4	176
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	24	—	24
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	850	—	32	—	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(28)	—	—	—	—	—	(28)
Share-based compensation	—	—	52	—	—	—	—	—	52
Repurchase of common stock	—	—	—	(625)	(93)	—	—	—	(93)
Acquisition of non-controlling interests	—	—	4	—	—	—	—	(462)	(458)
Balance as of January 31, 2024	200,621	$2	$2,547	(26,074)	$(3,073)	$5,783	$(442)	$—	$4,817

Balance as of October 31, 2022	198,569	$2	$2,333	(20,536)	$(2,274)	$4,554	$(454)	$—	$4,161
Net income	—	—	—	—	—	260	—	—	260
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	63	—	63
Issuance of common stock	813	—	33	—	—	—	—	—	33
Taxes related to net share settlement of equity awards	—	—	(46)	—	—	—	—	—	(46)
Share-based compensation	—	—	58	—	—	—	—	—	58
Repurchase of common stock	—	—	—	(711)	(125)	—	—	—	(125)
Balance as of January 31, 2023	199,382	$2	$2,378	(21,247)	$(2,399)	$4,814	$(391)	$—	$4,404

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2024 and October 31, 2023, results of operations for the three months ended January 31, 2024 and 2023, and cash flows for the three months ended January 31, 2024 and 2023.
Principles of consolidation. The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated. The consolidated financial statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on our consolidated results of operations; therefore, net income attributable to non-controlling interests of $4 million is not presented separately and is included in "other income (expense), net" in our condensed consolidated statements of operations.
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
Acquisition of ESI Group SA. In the first quarter of fiscal 2024, we acquired all of the outstanding common stock of ESI Group SA ("ESI Group") for $935 million, net of cash acquired, using existing cash. See Note 2, Acquisitions, for further information of the acquisition of ESI Group.
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
New Accounting Pronouncements. Amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.
2.    ACQUISITIONS
On November 3, 2023, we acquired 50.6% of the share capital of ESI Group SA ("ESI Group") for $512 million, using existing cash. During January 2024, we completed the acquisition of the remaining share capital of ESI Group for $458 million, using existing cash. The company entered into put/call agreements valued at $7 million for certain ESI Group equity awards, subject to a holding period that may extend beyond the explicit vesting period, for the right to receive a cash payment equal to the public tender offer consideration of 155 euros per share. On January 26, 2024, ESI Group was delisted from Euronext Paris. For the period from November 3, 2023 to January 31, 2024, ESI Group's net revenue and net income attributable to Keysight shareholders was $68 million and $2 million, respectively.
The ESI Group acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Keysight at their estimated fair values. Keysight determined the estimated fair values with the assistance of valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. The acquisition of ESI Group expands our application layer portfolio with simulation capabilities that are critical to accelerate innovation in multiple end markets. These factors, among others, contributed to a purchase price in excess of the estimated fair value of ESI Group's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
Goodwill was assigned to the Communications Solutions Group ("CSG") and the Electronic Industrial Solutions Group ("EISG") reportable segments, based on the expected benefits and synergies that are likely to be realized from the ESI Group acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $104 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table below.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of November 3, 2023 (in millions):

Cash and cash equivalents	$35
Short-term investments	12
Accounts receivable	28
Other current assets	18
Property, plant and equipment	4
Operating lease right-of-use assets	8
Goodwill	603
Other intangible assets	494
Other assets	3
Total assets acquired	1,205
Accounts payable	(8)
Employee compensation and benefits	(23)
Deferred revenue	(14)
Income and other taxes payable	(8)
Operating lease liabilities	(3)
Other accrued liabilities	(18)
Debt	(24)
Retirement and post-retirement benefits	(7)
Long-term operating lease liabilities	(5)
Other long-term liabilities	(118)
Net assets acquired	$977
The fair values of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair value for intangible assets was determined with the input from third-party valuation specialists. The fair values of property, plant and equipment and certain other liabilities were determined internally using historical carrying values and estimates made by management. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to income taxes and intangible assets. We expect to finalize this allocation in the third quarter of fiscal year 2024. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the ESI Group acquisition were as follows (in millions):

	Estimated Fair Value	Estimated useful life
Developed technology	$270	6 years
Customer relationships	160	6 years
Backlog	15	3 years
Trademarks/Tradename	2	2 years
Total amortizable intangible assets	447
In-process research and development	47
Total intangible assets	$494
As noted above, the intangible assets were valued with input from valuation specialists using the income approach, which includes the discounted cash flow, with and without, and relief from royalty methods. The in-process research and development was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. A discount rate of 12% was used to value the research and development projects, adjusted to reflect additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all ESI Group in-process research and development were estimated at approximately $7 million as of the close date.
Acquisition and integration costs directly related to the ESI Group acquisition are recorded in selling, general and administrative expenses and other income (expense), net, and were $14 million for the three months ended January 31, 2024. For the three months ended January 31, 2024, we incurred $5 million of acquisition-related compensation expense to redeem certain of ESI Group's outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.
The following represents pro forma operating results as if ESI Group had been included in the company's consolidated statements of operations as of the beginning of fiscal 2023 (in millions, except per share amounts):

	Three Months Ended
	January 31,
	2024	2023
Net revenue	$1,259	$1,423
Net income	$186	$250
Net income per share - Basic	$1.07	$1.40
Net income per share - Diluted	$1.06	$1.39
The unaudited pro forma financial information for the three months ended January 31, 2024 combines the historical results of Keysight and ESI Group for the three months ended January 31, 2024, assuming that the companies were combined as of November 1, 2022 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2023.

3.    REVENUE
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of revenue recognition, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our reportable segments, CSG and EISG.

	Three Months Ended
	January 31,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$417	$97	$514	$452	$109	$561
Europe	132	123	255	147	110	257
Asia Pacific	290	200	490	340	223	563
Total revenue	$839	$420	$1,259	$939	$442	$1,381

End Market
Aerospace, Defense & Government	$295	$—	$295	$310	$—	$310
Commercial Communications	544	—	544	629	—	629
Electronic Industrial	—	420	420	—	442	442
Total revenue	$839	$420	$1,259	$939	$442	$1,381

Timing of Revenue Recognition
Revenue recognized at a point in time	$654	$346	$1,000	$777	$380	$1,157
Revenue recognized over time	185	74	259	162	62	224
Total revenue	$839	$420	$1,259	$939	$442	$1,381
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $53 million and $58 million as of January 31, 2024 and October 31, 2023, respectively, and is included in "accounts receivables, net" and "other assets" in our condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $40 million and $43 million as of January

31, 2024 and October 31, 2023, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $16 million and $19 million for the three months ended January 31, 2024 and 2023, respectively.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Three Months Ended
January 31,
2024
(in millions)
Balance at October 31, 2023	$757
Deferral of revenue billed in current period, net of recognition	250
Deferred revenue arising out of acquisitions	15
Revenue recognized that was deferred as of the beginning of the period	(224)
Foreign currency translation impact	7
Balance at January 31, 2024	$805
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $604 million as of January 31, 2024, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of January 31, 2024, we expect to fulfill 42 percent of these remaining performance obligations during the remainder of 2024, 38 percent during 2025, and 20 percent thereafter.
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

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Cost of products and services	$8	$9
Research and development	13	16
Selling, general and administrative	29	30
Total share-based compensation expense	$50	$55
For the three months ended January 31, 2024, the total share based compensation includes $5 million of ESI Group acquisition-related compensation to redeem certain outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods. See Note 2, Acquisitions, for additional details. Share-based compensation capitalized within inventory was $4 million as of January 31, 2024 and 2023.
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

The following assumptions were used to estimate the fair value of TSR-based performance awards:

	Three Months Ended
	January 31,
	2024	2023
Volatility of Keysight shares	29%	35%
Volatility of S&P 500 Total Return index	18%	25%
Price-wise correlation with selected peers	69%	75%
5.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended
	January 31,
	2024	2023
in millions, except percentages
Income before taxes	$229	$331
Provision for income taxes	$57	$71
Effective tax rate	24.5%	21.5%
The tax expense for the three months ended January 31, 2024 was lower compared to the same period last year primarily due to a decrease in income before taxes, partially offset by an increase in discrete tax expense. The decrease in income before taxes in jurisdictions with tax rates lower than the U.S. statutory rate caused an increase in the overall effective tax rate for the three months ended January 31, 2024 as compared to the same period last year.
The income tax expense for the three months ended January 31, 2024 included a net discrete expense of $2 million. The income tax expense for the three months ended January 31, 2023 included a net discrete benefit of $1 million. The increase in discrete tax expense for the three months ended January 31, 2024 was primarily due to a decrease in tax deductions related to stock compensation.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive will expire July 31, 2024, and the Malaysia tax incentive will expire October 31, 2025. The expiration of the Singapore tax incentive in the current year has been reflected in the annual tax forecast. The impact of the tax incentives decreased the income tax provision by $13 million and $25 million for the three months ended January 31, 2024 and 2023, respectively. The decrease in the tax benefit for the three months ended January 31, 2024 is primarily due to a decrease in earnings taxed at incentive rates and the impact of the Singapore tax incentive expiration on the forecasted annual effective tax rate.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2018 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. The decision from the Court of Appeal, which was previously expected to be rendered in February 2024, is now expected to be rendered in May 2024. There are limited further legal options available after the decision is returned from the Court of Appeal.
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

6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	January 31,
	2024	2023
in millions, except per-share amounts
Net income	$172	$260
Basic weighted-average shares	175	178
Potential common shares	1	2
Diluted weighted-average shares	176	180
Net income per share - basic	$0.98	$1.46
Net income per share - diluted	$0.98	$1.45
Diluted shares outstanding primarily include the dilutive effect of non-vested RSUs and in-the-money options. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were 0.7 million for the three months ended January 31, 2024. The impact was immaterial for the three months ended January 31, 2023.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of January 31, 2024 and October 31, 2023 and the activity for the three months ended January 31, 2024 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2023	$1,057	$583	$1,640
Foreign currency translation impact	6	5	11
Goodwill arising from acquisitions	73	530	603
Goodwill at January 31, 2024	$1,136	$1,118	$2,254
There were no impairments for the three months ended January 31, 2024 and 2023. As of January 31, 2024 and October 31, 2023, accumulated impairment losses on goodwill was $709 million.
Other intangible assets as of January 31, 2024 and October 31, 2023 consisted of the following:

	January 31, 2024			October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,305	$965	$340	$1,033	$949	$84
Backlog	34	19	15	19	17	2
Trademark/Tradename	39	34	5	36	33	3
Customer relationships	568	359	209	406	340	66
Total amortizable intangible assets	$1,946	$1,377	$569	$1,494	$1,339	$155
In-Process R&D	47	—	47	—	—	—
Total	$1,993	$1,377	$616	$1,494	$1,339	$155
During the three months ended January 31, 2024, we recognized additions to goodwill and other intangible assets of $603 million and $494 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of ESI Group. The goodwill was assigned to CSG and EISG reportable segments, based on the expected benefits and synergies that are likely to be realized from the ESI Group acquisition. See Note 2, Acquisitions, for additional details.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the three months ended January 31, 2024.

During the three months ended January 31, 2024, foreign exchange translation impact resulted in increasing other intangible assets by $5 million. Amortization of other intangible assets was $38 million and $23 million for the three months ended January 31, 2024 and 2023, respectively.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2024 (remainder)	$93
2025	$113
2026	$102
2027	$90
2028	$87
Thereafter	$84
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 and October 31, 2023 were as follows:

	Fair Value Measurements at
	January 31, 2024					October 31, 2023
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Money market funds	$1,163	$1,163	$—	$—	$—	$1,934	$1,934	$—	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—	—	18	—	18	—	—
Long-term
Equity investments	62	62	—	—	—	56	56	—	—	—
Other investments	28	—	—	—	28	25	—	—	—	25
Total assets measured at fair value	$1,267	$1,225	$14	$—	$28	$2,033	$1,990	$18	$—	$25
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—	$—	$54	$—	$54	$—	$—
Long-term
Deferred compensation liability	30	—	30	—	—	27	—	27	—	—
Total liabilities measured at fair value	$39	$—	$39	$—	$—	$81	$—	$81	$—	$—
Net realized gain (loss) on sale of our equity and other investments was zero for both the three months ended January 31, 2024 and 2023. Net unrealized gain (loss) on our equity and other investments was a gain of $7 million and $8 million for the three months ended January 31, 2024 and 2023, respectively.
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
In 2020, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) to be amortized to interest expense over the term of the anticipated debt. As part of the ESI Group acquisition, we assumed two interest rate swap agreements with an aggregate notional amount of 5 million euros to hedge the variable interest rate of the syndicate loan.
Non-designated Hedges
Additionally, we periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
In connection with the acquisition of the ESI Group, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Euro. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the three months ended January 31, 2024, these foreign exchange forward contracts were settled using existing cash of $63 million, resulting in a loss of $18 million recorded in “other income (expense), net.”
The aggregate number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 179 and 72, respectively, as of January 31, 2024. The net notional amounts by currency and designation as of January 31, 2024 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$—	$77
British Pound	2	(3)
Singapore Dollar	33	48
Malaysian Ringgit	110	4
Japanese Yen	(124)	(70)
Other currencies	(29)	(41)
Total	$(8)	$15
Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of January 31, 2024 and October 31, 2023 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2024	October 31, 2023	Balance Sheet Location	January 31, 2024	October 31, 2023
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$8	$16	Other accrued liabilities	$4	$7

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	6	2	Other accrued liabilities	5	47
Total derivatives	$14	$18		$9	$54

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in our condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$(24)
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(3)	$(3)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$3	$4
Selling, general and administrative	$(1)	$(2)
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$1
Selling, general and administrative	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$(17)	$(4)
The estimated amount at January 31, 2024 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $5 million.
10.    DEBT
The following table summarizes the components of our debt:

	January 31, 2024	October 31, 2023
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of zero and $1)	$600	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $2 and $2)	698	698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $3 and $3)	497	497
ESI Group debt assumed:
Syndicated loan	11	—
State-guaranteed loans	10	—
Other bank borrowings	1	—
Total debt	1,817	1,794
Less: Current portion of long-term debt	609	599
Long-Term Debt	$1,208	$1,195

Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of January

31, 2024 and October 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2024.
As part of the ESI Group acquisition, we assumed a 10 million euros revolving credit facility that expires in April 2025. As of January 31, 2024, we had no borrowings outstanding under the credit facility.
Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2024 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. We were in compliance with the covenants of our senior notes during the three months ended January 31, 2024.
ESI Group debt assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, including $10 million payable within one year. The debt includes a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the three months ended January 31, 2024, we repaid $1 million of the state-guaranteed loans.
As of January 31, 2024 and October 31, 2023, we had $42 million and $41 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy is approximately $1,767 million and $1,679 million as of January 31, 2024 and October 31, 2023, respectively.
11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2024 and 2023, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	January 31,
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$4	$4	$2	$2	$—	$—
Interest cost on benefit obligation	10	9	9	7	2	2
Expected return on plan assets	(12)	(12)	(13)	(12)	(3)	(3)
Amortization of net actuarial loss	2	2	2	2	—	—
Net periodic benefit cost (benefit)	$4	$3	$—	$(1)	$(1)	$(1)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three months ended January 31, 2024 and 2023. We contributed $3 million to our non-U.S. defined benefit plans during the three months ended January 31, 2024 and 2023.
For the remainder of 2024, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $8 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, employee retirements, market conditions, interest rates and other factors.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	January 31, 2024	October 31, 2023
	(in millions)
Cash and cash equivalents	$1,745	$2,472
Restricted cash included in other current assets	3	—
Restricted cash included in other assets	17	16
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,765	$2,488
Restricted cash relates primarily to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	January 31, 2024	October 31, 2023
	(in millions)
Finished goods	$392	$376
Purchased parts and fabricated assemblies	632	609
Total inventory	$1,024	$985
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Operating lease cost	$15	$13
Variable lease cost	$7	$4
Supplemental information related to our operating leases was as follows:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Cash payment for operating leases	$14	$14
Right-of-use assets obtained in exchange for operating lease obligations	$12	$9
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

Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in our condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Beginning balance	$36	$32
Accruals for warranties, including change in estimates	7	9
Settlements made during the period	(7)	(7)
Ending balance	$36	$34

Accruals for warranties due within one year	$22	$20
Accruals for warranties due after one year	14	14
Ending balance	$36	$34
Other current assets

	January 31, 2024	October 31, 2023
	(in millions)
Prepaid assets	$302	$284
Other current assets	197	168
Total other current assets	$499	$452
Prepaid assets include deposits paid in advance to contract manufacturers of $212 million and $210 million as of January 31, 2024 and October 31, 2023, respectively.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the three months ended January 31, 2024, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
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
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022 Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. We deny the allegations and are aggressively defending each case.
Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, or results of operations or cash flows, the outcome of litigation is inherently uncertain and is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in future periods.
We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, employment, commercial and environmental matters, which arise in the ordinary course of business.

14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program.
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
For the three months ended January 31, 2024, we repurchased 624,961 shares of common stock for $93 million. For the three months ended January 31, 2023, we repurchased 710,736 shares of common stock for $125 million.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2024 and 2023 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs		Gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of October 31, 2023	$(167)	$(382)	$(6)	$89	$(466)
Other comprehensive income (loss) before reclassifications	27	—	—	(3)	24
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	—	(2)	—
Tax benefit (expense)	—	(1)	—	1	—
Other comprehensive income (loss)	27	1	—	(4)	24
As of January 31, 2024	$(140)	$(381)	$(6)	$85	$(442)

As of October 31, 2022	$(185)	$(373)	$(6)	$110	$(454)
Other comprehensive income (loss) before reclassifications	81	—	—	(27)	54
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	6	—	(2)	4
Tax benefit (expense)	—	(1)	—	6	5
Other comprehensive income (loss)	81	5	—	(23)	63
As of January 31, 2023	$(104)	$(368)	$(6)	$87	$(391)

Reclassifications out of accumulated other comprehensive loss into earnings for the three months ended January 31, 2024 and 2023 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Gain (loss) on derivatives	$3	$4	Cost of products
	(1)	(2)	Selling, general and administrative
	—	—	Benefit (provision) for income tax
	2	2	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	(2)	(6)	Other income (expense), net
	1	1	Benefit (provision) for income tax
	(1)	(5)	Net of income tax

Total reclassifications for the period	$1	$(3)	Net of income tax
15.     SEGMENT INFORMATION
We report our results in two reportable segments: CSG and EISG. The results of our reportable segments are based on our management reporting system and are not necessarily in conformity with GAAP. The performance of each segment is measured based on several metrics, including income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to each of the segments.
The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense and other items as noted in the reconciliations below.

	Three Months Ended
	January 31,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$839	$420	$1,259	$939	$442	$1,381
Segment income from operations	$226	$129	$355	$269	$140	$409
The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Total reportable operating segments' income from operations	$355	$409
Share-based compensation	(50)	(55)
Amortization of acquisition-related balances	(38)	(23)
Acquisition and integration costs	(17)	(2)
Restructuring and others	(29)	(7)
Income from operations, as reported	221	322
Interest income	23	19
Interest expense	(20)	(19)
Other income (expense), net	5	9
Income before taxes, as reported	$229	$331

The following table presents segment assets directly managed by each segment:

	January 31, 2024			October 31, 2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$4,463	$2,949	$7,412	$4,410	$1,920	$6,330
The increase in segment assets for the three months ended January 31, 2024 primarily represents assets acquired as part of the ESI Group acquisition. See Note 2, Acquisitions, for additional information.
The following table reconciles segment assets to our total assets:

	January 31, 2024	October 31, 2023
	(in millions)
Total reportable segments' assets	$7,412	$6,330
Cash and cash equivalents	1,745	2,472
Long-term investments	90	81
Long-term deferred tax assets	662	671
Accumulated amortization of other intangibles	(1,377)	(1,339)
Pension and other assets	528	468
Total assets	$9,060	$8,683
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
Acquisition of ESI Group SA
In the first quarter of fiscal 2024, we acquired all of the outstanding common stock of ESI Group SA (" ESI Group") for $935 million, net of cash acquired, using existing cash. For the three months ended January 31, 2024, our acquisition of ESI Group resulted in incremental revenue of $68 million. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of ESI Group acquisition. See Note 2, "Acquisitions," for additional information.
Macroeconomic headwinds and challenging geopolitical environment
Our global operations continue to be affected by many external headwinds, including inflationary pressures, rising interest rates, currency movements, increased geopolitical tensions and trade restrictions. These headwinds are also negatively impacting our customers' operations and financial performance. As a result, demand has declined year-over-year as our customers are exercising caution and adapting to the post-pandemic industry dynamics. As we work through these near-term headwinds, we are exercising our financial playbook and the structural flexibility in our operating model to continue delivering strong financial results. Keysight’s technology leadership, differentiated first-to-market solutions portfolio, durable and resilient business model driven by the strength of the Keysight Leadership Model, and continued customer engagement in new technology innovation spanning diverse applications across global markets provides us confidence in our ability to weather these macro and industry dynamics and deliver consistent long-term value to our customers.
For discussion of risks related to potential impacts of macroeconomic headwinds and geopolitical challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three months ended January 31, 2024 and 2023
Total orders for the three months ended January 31, 2024 were $1,220 million, a decrease of 6 percent compared to the same period last year. Acquisitions had a favorable impact of 6 percentage points on the year-over-year order change. Foreign currency movements had an immaterial impact on the year-over-year order change. For the three months ended January 31, 2024, orders declined double-digits in Asia Pacific, partially offset by an increase in Europe and the Americas.
Revenue for the three months ended January 31, 2024 was $1,259 million, a decrease of 9 percent compared to the same period last year. Revenue associated with acquisitions had a favorable impact of 5 percentage points on the year-over-year revenue change. Foreign currency movements had an immaterial impact on the year-over-year revenue change. Revenue for the Communications Solutions Group and Electronic Industrial Solutions Group declined year-over-year and represented 67 percent and 33 percent, respectively, of total revenue for the three months ended January 31, 2024.
Net income for the three months ended January 31, 2024 was $172 million, compared to $260 million for the same period last year. The decrease in net income for the three months ended January 31, 2024 was primarily driven by lower revenue, higher restructuring costs, amortization of acquisition-related balances, and incremental operating expenses due to the ESI Group acquisition, partially offset by incremental gross margin impact due to the ESI Group acquisition, favorable mix and lower variable people-related costs.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies, including 5G, early 6G, high-speed data centers, satellite networks and Artificial Intelligence-Machine Learning ("AI-ML") network modeling, new automotive mobility technologies, industrial internet of things ("IoT"), and defense modernization. We continue to engage actively with our customers, and closely monitor the current macroeconomic environment, including trade, tariffs, monetary and fiscal policies and geopolitical tensions. Despite the near-term challenges, we remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.

Critical Accounting Policies and Estimates
There were no material changes during the three months ended January 31, 2024 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
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
Results from Operations - Three months ended January 31, 2024 and 2023
A summary of our results is as follows:

	Three Months Ended		Year-over-Year
	January 31,		Change
	2024	2023	Three Months
in millions, except margin data
Revenue	$1,259	$1,381	(9)%
Gross margin	64.6%	63.9%	1 ppt
Research and development	$232	$227	2%
Percentage of revenue	18%	16%	2 ppts
Selling, general and administrative	$362	$338	7%
Percentage of revenue	29%	24%	4 ppts
Other operating expense (income), net	$(2)	$(4)	(56)%
Income from operations	$221	$322	(31)%
Operating margin	17.6%	23.3%	(6) ppts
Interest income	$23	$19	24%
Interest expense	$(20)	$(19)	1%
Other income (expense), net	$5	$9	(51)%
Income before taxes	$229	$331	(31)%
Provision for income taxes	$57	$71	(19)%
Net income	$172	$260	(34)%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percent change in revenue for the three months ended January 31, 2024 by geographic region and the impact of foreign currency movements as compared to the same period last year.

	Year-over-Year Change
	Three Months Ended
	January 31, 2024
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)
Americas	(8)%	—
Europe	(1)%	2 ppts
Asia Pacific	(13)%	(1) ppt
Total revenue	(9)%	—
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended January 31, 2024 increased 1 percentage point compared to the same period last year, primarily driven by incremental gross margin impact due to the ESI Group acquisition, favorable mix and lower variable people-related costs, partially offset by higher restructuring costs and amortization of acquisition-related balances.
R&D expense for the three months ended January 31, 2024 increased 2 percent compared to the same period last year, primarily driven by incremental costs due to the ESI Group acquisition, and higher restructuring costs, partially offset by lower variable people-related costs. As a percentage of revenue, R&D expense was 18 percent for the three months ended January 31, 2024. We continue to invest in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended January 31, 2024 increased 7 percent compared to the same period last year, primarily driven by incremental costs due to the ESI Group acquisition, higher restructuring costs and amortization of acquisition-related balances, partially offset by lower variable people-related costs and infrastructure costs.
Other operating expense (income), net for the three months ended January 31, 2024 was income of $2 million compared to income of $4 million for the same period last year.
Operating margin for the three months ended January 31, 2024 decreased 6 percentage points compared to the same period last year, primarily driven by higher operating expenses as a percentage of sales, partially offset by gross margin gains.
Interest income for the three months ended January 31, 2024 was $23 million compared to $19 million for the same period last year and primarily relates to interest earned on our cash balances. Interest expense for the three months ended January 31, 2024 was $20 million as compared to $19 million for the same period last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three months ended January 31, 2024 was income of $5 million compared to income of $9 million for the same period last year and primarily includes income related to our defined benefit and post-retirement benefit plans, the change in fair value of our equity and other investments, currency impacts, and income attributable to non-controlling interests.
As of January 31, 2024, our headcount was approximately 15,500 compared to approximately 15,000 at January 31, 2023. The increase was primarily driven by the acquisition of ESI Group partially offset by reductions due to the impact of our cost reduction measures.
Income Taxes
The following table provides income tax details:

	Three Months Ended
	January 31,
	2024	2023
in millions, except percentages
Income before taxes	$229	$331
Provision for income taxes	$57	$71
Effective tax rate	24.5%	21.5%
The tax expense for the three months ended January 31, 2024 was lower compared to the same period last year primarily due to a decrease in income before taxes, partially offset by an increase in discrete tax expense. The decrease in income before taxes in jurisdictions with tax rates lower than the U.S. statutory rate caused an increase in the overall effective tax rate for the three months ended January 31, 2024 as compared to the same period last year.
The income tax expense for the three months ended January 31, 2024 included a net discrete expense of $2 million. The income tax expense for the three months ended January 31, 2023 included a net discrete benefit of $1 million. The increase in discrete tax expense for the three months ended January 31, 2024 was primarily due to a decrease in tax deductions related to stock compensation.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive will expire July 31, 2024, and the Malaysia tax incentive will expire October 31, 2025. The expiration of the Singapore tax incentive in the current year has been reflected in the annual tax forecast. The impact of the tax incentives decreased the income tax provision by $13 million and $25 million for the three months ended January 31, 2024 and 2023, respectively. The decrease in the tax benefit for the three months ended January 31, 2024 is primarily due to a decrease in earnings taxed at incentive rates and the impact of the Singapore tax incentive expiration on the forecasted annual effective tax rate.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2018 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company is being audited in Malaysia for fiscal year 2008. This tax year pre-dates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company believes there are strong technical defenses to the current assessment; the statute of limitations for the fiscal year 2008 in Malaysia was closed, and the income in question is exempt from tax in Malaysia. The company is disputing this assessment and pursuing all available recourses to resolve this issue favorably for the company. Our appeals to both the Special Commissioners of Income Tax and the High Court in Malaysia have been unsuccessful. The decision from the Court of Appeal, which was previously expected to be rendered in February 2024, is now expected to be rendered in May 2024. There are limited further legal options available after the decision is returned from the Court of Appeal.
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
We do not recognize deferred taxes for temporary differences expected to impact the Global Intangible Low-Taxed Income ("GILTI") tax expense in future years. We recognize the tax expense related to GILTI in each year in which the tax is incurred.
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax law, tax rates, or in the composition of earnings in countries with differing tax rates may affect deferred tax assets and liabilities recorded and our future effective tax rate. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for Keysight in the current year. Based on the current year forecast, the company does not expect to incur any additional U.S. tax liability from the application of the new minimum tax rules.
In addition, the Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum fifteen percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could result in double taxation of our non-U.S. earnings, a reduction in the tax benefit received from our tax incentives, or other impacts to our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such legislative changes, the impact of Pillar Two cannot be determined at this time.

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
Revenue

	Three Months Ended		Year- over-Year
	January 31,		Change
	2024	2023	Three Months
in millions
Total revenue	$839	$939	(11)%
The Communications Solutions Group revenue for the three months ended January 31, 2024 decreased 11 percent compared to the same period last year. Revenues associated with acquisitions had a favorable impact of 1 percentage point on the year-over-year revenue change. Foreign currency movements had an immaterial impact on the year-over-year revenue change. Revenue declined across all regions and in both the commercial communications and the aerospace, defense, and government end markets. The Communications Solutions Group revenue for the three months ended January 31, 2024 declined relative to a strong compare last year, which was driven by robust backlog conversion. Our R&D engagements with customers remained strong and we continue to see investments to support development of new communications technologies (e.g., 5G/6G, Open RAN, commercial satellite non-terrestrial networks, quantum), artificial intelligence ("AI")-driven data center expansion, 400G/800G/terabit, high speed networking and major defense and government programs worldwide.
The commercial communications end market revenue for the three months ended January 31, 2024, decreased 14 percent year-over-year and represented 65 percent of total Communications Solutions Group revenue. For the three months ended January 31, 2024, revenue declined across all regions. The decline was driven by post-pandemic supply/demand dynamics as customers remain cautious in their spending across the communications ecosystem. However, we continue to see investments in high-speed networks due to increasing need for AI capabilities across the entire data center ecosystem, which is driving demand for our 400G/800G solutions, both in R&D and manufacturing.
The aerospace, defense, and government end market revenue for the three months ended January 31, 2024, decreased 5 percent year-over-year and represented 35 percent of total Communications Solutions Group revenue. For the three months ended January 31, 2024, revenue declined double-digits in Asia Pacific, partially offset by an increase in Europe, and was flat in the Americas. We continue to see investments in electromagnetic spectrum operations, cybersecurity, and space and satellite solutions, as well as next-generation commercial technologies like 5G and early 6G research applications.

Gross Margin and Operating Margin

	Three Months Ended		Year- over-Year
	January 31,		Change
	2024	2023	Three Months
in millions, except margin data
Gross margin	68.4%	67.5%	1 ppt
Research and development	$152	$156	(3)%
Selling, general and administrative	$197	$210	(6)%
Other operating expense (income), net	$(2)	$(3)	(36)%
Income from operations	$226	$269	(16)%
Operating margin	27.0%	28.7%	(2) ppts
Gross margin for the three months ended January 31, 2024 increased 1 percentage point compared to the same period last year, primarily driven by favorable mix and lower variable people-related costs.
R&D expense for the three months ended January 31, 2024 decreased 3 percent compared to the same period last year, primarily driven by lower variable people-related costs, partially offset by incremental costs due to the ESI Group acquisition. We continue to invest in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended January 31, 2024 decreased 6 percent compared to the same period last year, primarily driven by lower infrastructure costs and variable people-related costs.
Other operating expense (income), net for the three months ended January 31, 2024 and 2023 was income of 2 million and $3 million, respectively.
Operating margin for the three months ended January 31, 2024 decreased 2 percentage points compared to the same period last year, primarily driven by higher operating expenses as a percentage of sales, partially offset by gross margin gains.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group ("EISG") serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions that include AI-ML to automatically identify, build, and execute tests critical to digital business success and a strong customer experience. Our recent acquisition of ESI Group expands our application layer portfolio with simulation capabilities in automotive and general electronics sectors.
Revenue

	Three Months Ended		Year-over-Year
	January 31,		Change
	2024	2023	Three Months
in millions
Total revenue	$420	$442	(5)%
The Electronic Industrial Solutions Group revenue for the three months ended January 31, 2024 decreased 5 percent compared to the same period last year. Revenues associated with acquisitions had a favorable impact of 14 percentage points on the year-over-year revenue change. Foreign currency movements had an immaterial impact on the year-over-year revenue change. For the three months ended January 31, 2024, revenue declined in Asia Pacific and the Americas, partially offset by an increase in Europe. The declines in general electronics measurement and semiconductor measurement solutions were partially offset by growth in automotive and energy driven by the acquisition of ESI Group. The decline in revenue reflects the normalization in demand as customer spending remained cautious due to continued macroeconomic headwinds. Despite delays in their near-term spending, customer engagement remains high as they continue to invest in key long-term strategic initiatives, such as next-generation electric vehicle ("EV") and autonomous vehicle ("AV"), digital health, industrial IoT, and advanced semiconductor technologies.

Gross Margin and Operating Margin

	Three Months Ended		Year-over-Year
	January 31,		Change
	2024	2023	Three Months
in millions, except margin data
Gross margin	64.9%	60.5%	4 ppts
Research and development	$62	$54	13%
Selling, general and administrative	$82	$74	11%
Other operating expense (income), net	$—	$(1)	—
Income from operations	$129	$140	(8)%
Operating margin	30.6%	31.8%	(1) ppt
Gross margin for the three months ended January 31, 2024 increased 4 percentage points compared to the same period last year, primarily driven by incremental gross margin impact due to ESI Group acquisition, favorable mix and lower variable people-related costs.
R&D expense for the three months ended January 31, 2024 increased 13 percent compared to the same period last year, primarily driven by incremental costs due to the ESI Group acquisition, partially offset by lower variable people-related costs. We continue to invest in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended January 31, 2024 increased 11 percent compared to the same period last year, primarily driven by incremental costs due to the ESI Group acquisition, partially offset by lower variable people-related costs.
Other operating expense (income), net for the three months ended January 31, 2024 and 2023 was zero and income of $1 million, respectively.
Operating margin for the three months ended January 31, 2024 decreased 1 percentage point compared to the same period last year, primarily driven by higher operating expenses as a percentage of sales, partially offset by gross margin gains.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Net cash provided by operating activities	$328	$366
Net cash used in investing activities	$(511)	$(60)
Net cash used in financing activities	$(548)	$(139)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, and pension funding and other items that impact reported cash flows.
Net cash provided by operating activities decreased $38 million during the three months ended January 31, 2024 compared to the same period last year.
•Net income for the three months ended January 31, 2024 decreased $88 million compared to the same period last year. Non-cash adjustments to net income were higher by $20 million primarily due to a $14 million increase in amortization, a $7 million increase in deferred tax expense, a $2 million decrease in unrealized gains on equity and other investments, and a $3 million increase in other non-cash adjustments, partially offset by a $6 million decrease in share-based compensation.

•The aggregate of accounts receivable, inventory and accounts payable provided net cash of $83 million during the first three months of fiscal 2024 compared to net cash used of $57 million in the same period last year, primarily due to higher collections relative to revenue and lower payments. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Other movements in assets and liabilities used net cash of $53 million during the first three months of fiscal 2024 compared to net cash provided of $57 million in the same period last year, primarily driven by payments on settlement of foreign exchange forward contracts associated with the ESI Group acquisition, lower deferred revenue, lower income and other tax accruals, net of payments, and changes in other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities increased $451 million during the three months ended January 31, 2024 compared to the same period last year. For the three months ended January 31, 2024 we used $477 million, net of $35 million cash acquired, primarily for the acquisition of the controlling block of ESI Group shares. Investments in property, plant and equipment were $47 million and $60 million for the three months ended January 31, 2024 and 2023, respectively. For the three months ended January 31, 2024 we received $11 million proceeds from the sales and maturities of investments.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, treasury stock repurchases, and transactions with non-controlling interests in partially-owned consolidated subsidiaries.
Net cash used in financing activities increased $409 million during the three months ended January 31, 2024 compared to the same period last year, primarily due to $458 million used for the acquisition of the non-controlling interest in ESI Group, partially offset by $32 million lower treasury stock repurchases and $18 million lower tax payments related to net share settlement of equity awards.
Treasury Stock Repurchases
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Part II Item 2 for additional information.
Debt
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provided a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of January 31, 2024 and October 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility and senior notes during the three months ended January 31, 2024.
As part of the ESI Group acquisition, we assumed a 10 million euros revolving credit facility that expires in April 2025. As of January 31, 2024, we had no borrowings outstanding under the revolving credit facility.
Senior Notes
There have been no changes to the principal, maturity, interest rates and payment terms of the senior notes during the three months ended January 31, 2024 compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The total aggregate principal amount of the unsecured senior notes was $1,800 million as of January 31, 2024 and October 31, 2023. We were in compliance with the covenants of our senior notes during the three months ended January 31, 2024.

ESI Group debt assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, including $10 million payable within one year. The debt includes a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the three months ended January 31, 2024, we repaid $1 million of the state-guaranteed loans.
See Note 10, "Debt" for additional information.
Cash and cash requirements
Cash

	January 31, 2024	October 31, 2023
	(in millions)
Cash, cash equivalents and restricted cash	$1,765	$2,488
U.S.	$637	$362
Non U.S.	$1,128	$2,126
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
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Cash requirements related to tax liabilities include uncertain tax positions, which increased by $6 million from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 due to current year increases in reserves. Additionally, with regard to the U.S. transition tax liability, $13 million moved from amounts due later than one year to amounts due within one year. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2024, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and expect to contribute $8 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See Note 11, "Retirement Plans and Post-Retirement Benefit Plans."
Additionally, we expect capital spending to be approximately $150 million in 2024, primarily for investments in capacity expansion and technology investments.
As of January 31, 2024, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There were no material changes during the three months ended January 31, 2024 to this information reported in our 2023 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022 Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. We deny the allegations and are aggressively defending each case.
Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, or results of operations or cash flows, the outcome of litigation is inherently uncertain and is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in future periods.
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
•reduced customer purchasing power;
•reduced demand for our solutions and services and reduced, delayed or canceled orders;
•increased risk of excess and obsolete inventory;
•increased price pressure on our solutions and services; and

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

Nationalistic economic policies and political trends such as opposition to globalization and free trade, sanctions or trade restrictions, including those on advanced computing and semiconductor manufacturing, withdrawal from or re-negotiation of global trade agreements, tax policies that favor domestic industries and interests, and other similar actions may result in increased transaction costs, reduced ability to hire employees, reduced access to supplies and materials, reduced demand or access to customers, and inability to conduct our operations as they have been conducted historically. Each of these factors may adversely affect our business.
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
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by inflation, the potential for recession, increased geopolitical tensions, including regional conflict and war, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Any decline in our customers' markets would likely result in a reduction in demand for our solutions and services. If our customers' markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire or require renewal at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we may lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. We believe that we will satisfy such conditions, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied. The Singapore tax incentive expires July 31, 2024, and the Malaysia incentive expires October 31, 2025.
Our taxes could increase if the existing Singapore or Malaysia incentives are revoked or are not renewed upon expiration. We cannot guarantee that we will qualify for any new incentive regime that may exist going forward. As a result, our effective tax rate could be higher than it would have been had we renewed the tax incentives and could harm our operating results after tax.
Global health crises, could have a material impact on our global operations, our customers and our vendors, which could adversely impact our business results and financial condition.
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
We and our customers and suppliers are vulnerable to the increasing impact of climate change. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to manufacture and ship products, which may negatively impact revenue. Disasters created by extreme conditions could cause significant damage to or destruction of our facilities, including our headquarters, resulting in temporary or long-term closures of our facilities and operations and significant expense for repair or replacement of damaged or destroyed facilities. This could also result in loss or damage to employee homes, employees relocating to other parts of the country or being unwilling to relocate to strategic locations, housing shortages and loss of or inability to recruit key employees. This could result in adverse impact to the available workforce, damage to or destruction of inventory, inability to manufacture and deliver solutions, cancellation of orders, and breaches of customer contracts leading to reduced revenue.
If we suffer a loss to our factories, facilities or distribution system due to a catastrophic event, our operations could be significantly harmed.
Our factories, facilities and distribution system are vulnerable to catastrophic loss due to natural or man-made disasters. Several of our facilities could be subject to a catastrophic loss caused by earthquake or other natural disasters due to their locations. For example, our production facilities, headquarters and laboratories in California and our production facilities in Japan are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Even where insured, there is a risk that an insurer may deny or limit coverage or may become financially incapable of covering claims. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.
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
From time to time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. Although we deny the allegations and are aggressively defending each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict.
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
In an effort to improve information security, governments may enact rules, regulations, standards and attestation requirements. These requirements may be unclear, onerous, and compliance may be burdensome and costly. Additionally, the requirements may vary from jurisdiction to jurisdiction and may include differing or conflicting requirements. Compliance with the requirements could impact both the order availability of existing products as well as the introduction timing of new products, which could cause customers to stop purchasing our solutions and could impact our revenue and profits. The failure to comply with such requirements, once enacted, may result in lost orders, reduced revenue, fines, penalties and damage to our reputation.
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
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 377 of the Tariff Act and should be enjoined from importing certain products that are manufactured outside of the U.S. and alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination.
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
•changes to our tax rate that may affect our profitability;
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2024.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

Nov 1, 2023 through Nov 30, 2023	91,000	$137.05	91,000	$911,364,015
Dec 1, 2023 through Dec 31, 2023	335,323	$149.45	335,323	$861,250,495
Jan 1, 2024 through Jan 31, 2024	198,638	$153.02	198,638	$830,854,271
Total	624,961		624,961

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended January 31, 2024, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

			Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate number of securities to be sold(1)	Plan expiration date

Kailash Narayanan	Adoption	December 27, 2023	☒	☐	5,842	December 26, 2024
President, CSG

(1)	The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. Any underlying performance share awards being calculated at target.
During the three months ended January 31, 2024, there were no terminations of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.”

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	March 5, 2024	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2024	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)