Form 10-Q
period 2024-04-30
Keysight Technologies, Inc.
filed 2024-05-31
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at May 28, 2024 was 174,539,238.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Revenue:
Products	$909	$1,108	$1,861	$2,222
Services and other	307	282	614	549
Total revenue	1,216	1,390	2,475	2,771
Costs and expenses:
Cost of products	358	384	709	789
Cost of services and other	95	97	190	190
Total costs	453	481	899	979
Research and development	228	222	460	449
Selling, general and administrative	361	337	723	675
Other operating expense (income), net	(3)	(4)	(5)	(8)
Total costs and expenses	1,039	1,036	2,077	2,095
Income from operations	177	354	398	676
Interest income	18	22	41	41
Interest expense	(20)	(20)	(40)	(39)
Other income (expense), net	—	5	5	14
Income before taxes	175	361	404	692
Provision for income taxes	49	78	106	149
Net income	$126	$283	$298	$543

Net income per share:
Basic	$0.73	$1.59	$1.71	$3.04
Diluted	$0.72	$1.58	$1.70	$3.02

Weighted average shares used in computing net income per share:
Basic	174	178	175	178
Diluted	175	179	175	179

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Net income	$126	$283	$298	$543
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of $(1), zero, zero and $6	3	1	1	(20)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $1, zero, $1 and zero	(2)	(1)	(4)	(3)
Foreign currency translation, net of tax benefit (expense) of zero	(32)	(11)	(5)	70
Net defined benefit pension cost and post-retirement plan costs:
Change in net actuarial loss, net of tax expense of $1, $1, $2 and $2	4	3	5	8
Other comprehensive income (loss)	(27)	(8)	(3)	55
Total comprehensive income	$99	$275	$295	$598

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	April 30, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$2,472
Accounts receivable, net	809	900
Inventory	1,020	985
Other current assets	482	452
Total current assets	3,968	4,809
Property, plant and equipment, net	769	761
Operating lease right-of-use assets	239	226
Goodwill	2,282	1,640
Other intangible assets, net	609	155
Long-term investments	102	81
Long-term deferred tax assets	668	671
Other assets	351	340
Total assets	$8,988	$8,683
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$600	$599
Accounts payable	268	286
Employee compensation and benefits	309	304
Deferred revenue	578	541
Income and other taxes payable	62	90
Operating lease liabilities	43	40
Other accrued liabilities	134	189
Total current liabilities	1,994	2,049
Long-term debt	1,195	1,195
Retirement and post-retirement benefits	68	64
Long-term deferred revenue	211	216
Long-term operating lease liabilities	201	192
Other long-term liabilities	416	313
Total liabilities	4,085	4,029
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; issued and outstanding shares: 201 million and 200 million, respectively	2	2
Treasury stock, at cost; 26.4 million shares and 25.4 million shares, respectively	(3,119)	(2,980)
Additional paid-in-capital	2,580	2,487
Retained earnings	5,909	5,611
Accumulated other comprehensive loss	(469)	(466)
Total stockholders' equity	4,903	4,654
Total liabilities and equity	$8,988	$8,683

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2024	2023
Cash flows from operating activities:
Net income	$298	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62	59
Amortization	76	49
Share-based compensation	82	84
Deferred tax expense (benefit)	(9)	(2)
Excess and obsolete inventory-related charges	18	13
Other non-cash expense (income), net	(5)	(4)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	121	61
Inventory	(50)	(93)
Accounts payable	(11)	(41)
Employee compensation and benefits	(26)	(35)
Deferred revenue	14	81
Income taxes payable	(35)	(32)
Interest rate swap agreement termination proceeds	—	107
Prepaid assets	(19)	(27)
Other assets and liabilities	(78)	26
Net cash provided by operating activities	438	789
Cash flows from investing activities:
Investments in property, plant and equipment	(83)	(113)
Acquisition of businesses and intangible assets, net of cash acquired	(556)	(85)
Other investing activities	8	(7)
Net cash used in investing activities	(631)	(205)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	33	33
Payment of taxes related to net share settlement of equity awards	(28)	(47)
Acquisition of non-controlling interests	(458)	—
Treasury stock repurchases	(139)	(125)
Repayment of debt	(24)	—
Other financing activities	(5)	(1)
Net cash used in financing activities	(621)	(140)
Effect of exchange rate movements	—	13
Net increase (decrease) in cash, cash equivalents, and restricted cash	(814)	457
Cash, cash equivalents, and restricted cash at beginning of period	2,488	2,057
Cash, cash equivalents, and restricted cash at end of period	$1,674	$2,514
Supplemental cash flow information:
Interest payments	$38	$37
Income tax paid, net	$146	$180
Investments in property, plant and equipment included in accounts payable	$14	$23
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity
Balance as of January 31, 2024	200,621	$2	$2,547	(26,074)	$(3,073)	$5,783	$(442)	$—	$4,817
Net income	—	—	—	—	—	126	—	—	126
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(27)	—	(27)
Issuance of common stock	34	—	1	—	—	—	—	—	1
Taxes related to net share settlement of equity awards	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	32	—	—	—	—	—	32
Repurchase of common stock	—	—	—	(302)	(46)	—	—	—	(46)
Balance as of April 30, 2024	200,655	$2	$2,580	(26,376)	$(3,119)	$5,909	$(469)	$—	$4,903

Balance as of October 31, 2023	199,771	$2	$2,487	(25,449)	$(2,980)	$5,611	$(466)	$—	$4,654
Net income	—	—	—	—	—	298	—	4	302
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3)	—	(3)
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	884	—	33	—	—	—	—	—	33
Taxes related to net share settlement of equity awards	—	—	(28)	—	—	—	—	—	(28)
Share-based compensation	—	—	84	—	—	—	—	—	84
Repurchase of common stock	—	—	—	(927)	(139)	—	—	—	(139)
Acquisition of non-controlling interests	—	—	4	—	—	—	—	(462)	(458)
Balance as of April 30, 2024	200,655	$2	$2,580	(26,376)	$(3,119)	$5,909	$(469)	$—	$4,903

Balance as of January 31, 2023	199,382	$2	$2,378	(21,247)	$(2,399)	$4,814	$(391)	$—	$4,404
Net income	—	—	—	—	—	283	—	—	283
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(8)	—	(8)
Issuance of common stock	16	—	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1)	—	—	—	—	—	(1)
Share-based compensation	—	—	27	—	—	—	—	—	27
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Balance as of April 30, 2023	199,398	$2	$2,404	(21,247)	$(2,399)	$5,097	$(399)	$—	$4,705

Balance as of October 31, 2022	198,569	$2	$2,333	(20,536)	$(2,274)	$4,554	$(454)	$—	$4,161
Net income	—	—	—	—	—	543	—	—	543
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	55	—	55
Issuance of common stock	829	—	33	—	—	—	—	—	33
Taxes related to net share settlement of equity awards	—	—	(47)	—	—	—	—	—	(47)
Share-based compensation	—	—	85	—	—	—	—	—	85
Repurchase of common stock	—	—	—	(711)	(125)	—	—	—	(125)
Balance as of April 30, 2023	199,398	$2	$2,404	(21,247)	$(2,399)	$5,097	$(399)	$—	$4,705
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2024 and October 31, 2023, results of operations for the three and six months ended April 30, 2024 and 2023, and cash flows for the six months ended April 30, 2024 and 2023.
Principles of consolidation. The condensed consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated. The condensed consolidated financial statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on the condensed consolidated results of operations; therefore, net income attributable to non-controlling interests for the six months ended April 30, 2024 of $4 million is not presented separately and is included in "other income (expense), net" in the condensed consolidated statements of operations.
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
Acquisition of ESI Group SA. In the first quarter of fiscal 2024, we acquired all of the outstanding common stock of ESI Group SA ("ESI Group") for $935 million, net of cash acquired, using existing cash. See Note 2, "Acquisitions," for further information of the acquisition of ESI Group.
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
New Accounting Pronouncements. Amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.
2.    ACQUISITIONS
Acquisition of ESI Group SA
On November 3, 2023, we acquired 50.6% of the share capital of ESI Group SA ("ESI Group") for $512 million, using existing cash. During January 2024, we completed the acquisition of the remaining share capital of ESI Group for $458 million, using existing cash. The company entered into put/call agreements valued at $7 million for certain ESI Group equity awards, subject to a holding period that may extend beyond the explicit vesting period, for the right to receive a cash payment equal to the public tender offer consideration of 155 euros per share. On January 26, 2024, ESI Group was delisted from Euronext Paris. For the three and six months ended April 30, 2024, ESI Group's net revenue was $26 million and $94 million, respectively. For the three and six months ended April 30, 2024, ESI Group's net loss attributable to Keysight shareholders was $22 million and $20 million, respectively.

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
A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of approximately $98 million was established primarily for the future amortization of these intangibles and is included in "other long-term liabilities" in the table below.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

November 3, 2023
(in millions)
Cash and cash equivalents	$35
Short-term investments	12
Accounts receivable	28
Other current assets	18
Property, plant and equipment	4
Operating lease right-of-use assets	8
Goodwill	595
Other intangible assets	494
Other assets	3
Total assets acquired	1,197
Accounts payable	(8)
Employee compensation and benefits	(23)
Deferred revenue	(14)
Income and other taxes payable	(8)
Operating lease liabilities	(3)
Other accrued liabilities	(18)
Debt	(24)
Retirement and post-retirement benefits	(7)
Long-term operating lease liabilities	(5)
Other long-term liabilities	(110)
Net assets acquired	$977
The fair values of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair value for intangible assets was determined with the input from third-party valuation specialists. The fair values of property, plant and equipment and certain other liabilities were determined internally using historical carrying values and estimates made by management. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to income taxes and intangible assets. During the second quarter of fiscal year 2024, the company decreased the deferred tax liability and goodwill by $8 million primarily for a timing difference in the recognition of research and development expenses. We expect to finalize this allocation in the third quarter of fiscal year 2024. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the ESI Group acquisition were as follows:

	Estimated Fair Value	Estimated useful life
	(in millions)	(in years)
Developed technology	$270	6
Customer relationships	160	6
Backlog	15	3
Trademarks/Tradename	2	2
Total amortizable intangible assets	447
In-process research and development	47
Total intangible assets	$494
As noted above, the intangible assets were valued with input from valuation specialists using the income approach, which includes the discounted cash flow, with and without, and relief from royalty methods. The in-process research and development was valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. A discount rate of 12% was used to value the research and development projects to reflect the additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all ESI Group in-process research and development were estimated at approximately $7 million as of the close date.
Acquisition and integration costs directly related to the ESI Group acquisition are recorded in selling, general and administrative expenses and other income (expense), net, and were $7 million and $21 million for the three and six months ended April 30, 2024, respectively. For the three and six months ended April 30, 2024, we incurred $1 million and $6 million, respectively, of acquisition-related compensation expense to redeem certain of ESI Group's outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.
The following represents pro forma operating results as if ESI Group had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2023:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
in millions, except per-share amounts
Net revenue	$1,216	$1,444	$2,475	$2,867
Net income	$133	$276	$319	$525
Net income per share - Basic	$0.76	$1.55	$1.83	$2.95
Net income per share - Diluted	$0.76	$1.54	$1.82	$2.93
The unaudited pro forma financial information for the three and six months ended April 30, 2024 and 2023 combines the historical results of Keysight and ESI Group for the three and six months ended April 30, 2024 and 2023, assuming that the companies were combined as of November 1, 2022 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2023.
Acquisition of Riscure Holding B.V.
On February 21, 2024, we acquired all the outstanding share capital of Riscure Holding B.V. ("Riscure") for $78 million, net of cash acquired, expanding our automated security assessment capabilities and solutions for semiconductors, embedded systems, and connected devices. We recognized goodwill and other intangible assets of $52 million and $35 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed.

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

	Three Months Ended
	April 30,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$397	$95	$492	$424	$93	$517
Europe	127	101	228	128	101	229
Asia Pacific	316	180	496	385	259	644
Total revenue	$840	$376	$1,216	$937	$453	$1,390

End Market
Aerospace, Defense & Government	$277	$—	$277	$310	$—	$310
Commercial Communications	563	—	563	627	—	627
Electronic Industrial	—	376	376	—	453	453
Total revenue	$840	$376	$1,216	$937	$453	$1,390

Timing of Revenue Recognition
Revenue recognized at a point in time	$658	$307	$965	$775	$390	$1,165
Revenue recognized over time	182	69	251	162	63	225
Total revenue	$840	$376	$1,216	$937	$453	$1,390

	Six Months Ended
	April 30,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$814	$192	$1,006	$876	$202	$1,078
Europe	259	224	483	275	211	486
Asia Pacific	606	380	986	725	482	1,207
Total revenue	$1,679	$796	$2,475	$1,876	$895	$2,771

End Market
Aerospace, Defense & Government	$572	$—	$572	$620	$—	$620
Commercial Communications	1,107	—	1,107	1,256	—	1,256
Electronic Industrial	—	796	796	—	895	895
Total revenue	$1,679	$796	$2,475	$1,876	$895	$2,771

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,312	$653	$1,965	$1,552	$770	$2,322
Revenue recognized over time	367	143	510	324	125	449
Total revenue	$1,679	$796	$2,475	$1,876	$895	$2,771

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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $75 million and $58 million as of April 30, 2024 and October 31, 2023, respectively, and is included in "accounts receivables, net" and "other assets" in the condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $38 million and $43 million as of April 30, 2024 and October 31, 2023, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $14 million and $30 million for the three and six months ended April 30, 2024, respectively, and $18 million and $37 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Six Months Ended
April 30, 2024
(in millions)
Balance at October 31, 2023	$757
Deferral of revenue billed in current period, net of recognition	383
Deferred revenue arising out of acquisitions	19
Revenue recognized that was deferred as of the beginning of the period	(370)
Foreign currency translation impact	—
Balance at April 30, 2024	$789
Of the $370 million of revenue recognized in the six months ended April 30, 2024 that was deferred as of the beginning of the period, approximately $146 million was recognized in the three months ended April 30, 2024.
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $580 million as of April 30, 2024, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of April 30, 2024, we expect to fulfill 30 percent of these remaining performance obligations during the remainder of 2024, 44 percent during 2025, and 26 percent thereafter.

4.    SHARE-BASED COMPENSATION
Keysight accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock units ("RSUs"), employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), and performance share awards granted to selected members of our senior management under the Long-Term Performance (“LTP”) Program, based on estimated fair values. The impact of share-based compensation expense on the condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(in millions)
Cost of products and services	$7	$7	$15	$16
Research and development	9	7	22	23
Selling, general and administrative	20	15	49	45
Total share-based compensation expense	$36	$29	$86	$84
For the three and six months ended April 30, 2024, the total share-based compensation expense includes $1 million and $6 million, respectively, of ESI Group acquisition-related compensation to redeem certain outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods. Share-based compensation capitalized within inventory was $2 million as of April 30, 2024 and 2023.
5.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
in millions, except percentages
Income before taxes	$175	$361	$404	$692
Provision for income taxes	$49	$78	$106	$149
Effective tax rate	27.6%	21.8%	25.8%	21.6%
The tax expense for the three and six months ended April 30, 2024 was lower compared to the same periods last year primarily due to a decrease in income before taxes. The decrease in income before taxes in jurisdictions with tax rates lower than the U.S. statutory rate, without a proportional decline in the U.S. taxes on non-U.S. earnings, resulted in an increase in the overall effective tax rate for the three and six months ended April 30, 2024 as compared to the same periods last year.
The income tax expense for the three and six months ended April 30, 2024 included a net discrete benefit of $1 million and net discrete expense of $1 million, respectively. The income tax expense for the three and six months ended April 30, 2023 included a net discrete expense of $3 million and $2 million, respectively.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive will expire July 31, 2024, and the Malaysia tax incentive will expire October 31, 2025. The expiration of the Singapore tax incentive in the current year has been reflected in the annual tax forecast. The impact of the tax incentives decreased the income tax provision by $22 million and $49 million for the six months ended April 30, 2024 and 2023, respectively. The decrease in the tax benefit for the six months ended April 30, 2024 is primarily due to a decrease in earnings taxed at incentive rates and the impact of the Singapore tax incentive expiration.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2018 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company was audited in Malaysia for fiscal year 2008. This tax year predates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company disputed this assessment and filed an appeal with the Court of Appeal in Malaysia. The Court of Appeal’s decision was rendered in Keysight’s favor on May 24, 2024.
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
6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
in millions, except per-share amounts
Net income	$126	$283	$298	$543
Basic weighted-average shares	174	178	175	178
Potential common shares	1	1	—	1
Diluted weighted-average shares	175	179	175	179
Net income per share - basic	$0.73	$1.59	$1.71	$3.04
Net income per share - diluted	$0.72	$1.58	$1.70	$3.02
Diluted shares outstanding primarily include the dilutive effect of non-vested RSUs and in-the-money options. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were immaterial for the three and six months ended April 30, 2024 and 2023.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of April 30, 2024 and October 31, 2023 and the activity for the six months ended April 30, 2024 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2023	$1,057	$583	$1,640
Foreign currency translation impact	(5)	(1)	(6)
Goodwill arising from acquisitions	124	524	648
Goodwill at April 30, 2024	$1,176	$1,106	$2,282
There were no impairments for the three and six months ended April 30, 2024 and 2023. As of April 30, 2024 and October 31, 2023, accumulated impairment losses on goodwill was $709 million.
Other intangible assets as of April 30, 2024 and October 31, 2023 consisted of the following:

	April 30, 2024			October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,336	$983	$353	$1,033	$949	$84
Backlog	36	20	16	19	17	2
Trademark/Tradename	38	34	4	36	33	3
Customer relationships	573	377	196	406	340	66
Total amortizable intangible assets	$1,983	$1,414	$569	$1,494	$1,339	$155
In-Process R&D	40	—	40	—	—	—
Total	$2,023	$1,414	$609	$1,494	$1,339	$155

During the six months ended April 30, 2024, we recognized additions to goodwill and other intangible assets of $648 million and $529 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed from the acquisition of ESI Group and other acquisition activity. See Note 2, "Acquisitions," for additional information. During the six months ended April 30, 2024, we transferred $7 million from in-process R&D to developed technology as projects were successfully completed.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the six months ended April 30, 2024.
During the six months ended April 30, 2024, foreign exchange translation had an immaterial impact on other intangible assets. Amortization of other intangible assets was $37 million and $75 million, respectively for the three and six months ended April 30, 2024. Amortization of other intangible assets was $25 million and $48 million, respectively, for the three and six months ended April 30, 2023.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2024 (remainder)	$60
2025	$118
2026	$106
2027	$94
2028	$91
2029	$82
Thereafter	$18
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2024 and October 31, 2023 were as follows:

	Fair Value Measurements at
	April 30, 2024					October 31, 2023
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Money market funds	$993	$993	$—	$—	$—	$1,934	$1,934	$—	$—	$—
Derivative instruments (foreign exchange contracts)	13	—	13	—	—	18	—	18	—	—
Long-term
Equity investments	74	74	—	—	—	56	56	—	—	—
Other investments	28	—	—	—	28	25	—	—	—	25
Total assets measured at fair value	$1,108	$1,067	$13	$—	$28	$2,033	$1,990	$18	$—	$25
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—	$—	$54	$—	$54	$—	$—
Long-term
Deferred compensation liability	31	—	31	—	—	27	—	27	—	—
Total liabilities measured at fair value	$36	$—	$36	$—	$—	$81	$—	$81	$—	$—
During the six months ended April 30, 2024, we purchased an equity investment for $10 million.
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
Net recognized gain (loss) on sale of our equity and other investments were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(in millions)
Net realized gain (loss) on equity and other investments sold	$—	$—	$—	$—
Net unrealized gain (loss) on equity and other investments still held	$3	$(1)	$10	$7
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
In 2020, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $600 million associated with future interest payments on anticipated debt issuances through fiscal year 2024. In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in accumulated other comprehensive income (loss) to be amortized to interest expense over the term of the anticipated debt. As part of the ESI Group acquisition, we assumed two interest rate swap agreements with an aggregate notional amount of 5 million euros to hedge the variable interest rate of the syndicate loan. In April 2024, we terminated these interest rate swap agreements resulting in an immaterial impact on earnings.
Non-designated Hedges
Additionally, we periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
In connection with the acquisition of the ESI Group, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in Euro. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the six months ended April 30, 2024, these foreign exchange forward contracts were settled using existing cash of $63 million, resulting in a loss of $18 million recorded in “other income (expense), net” in the condensed consolidated statement of operations.
The aggregate number of open foreign exchange forward contracts designated as "cash flow hedges" and "not designated as hedging instruments" was 196 and 85, respectively, as of April 30, 2024. The net notional amounts by currency and designation as of April 30, 2024 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$15	$29
British Pound	13	—
Singapore Dollar	33	26
Malaysian Ringgit	107	9
Japanese Yen	(88)	(77)
Other currencies	(25)	43
Total	$55	$30

Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of April 30, 2024 and October 31, 2023 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2024	October 31, 2023	Balance Sheet Location	April 30, 2024	October 31, 2023
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$8	$16	Other accrued liabilities	$3	$7

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	5	2	Other accrued liabilities	2	47
Total derivatives	$13	$18		$5	$54
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$(2)	$—	$(26)
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$4	$3	$1	$—
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$3	$—	$6	$4
Selling, general and administrative	$—	$1	$(1)	$(1)
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$2	$1	$3	$2
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$(3)	$4	$(20)	$—
The estimated amount as of April 30, 2024 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $9 million.

10.    DEBT
The following table summarizes the components of our debt:

	April 30, 2024	October 31, 2023
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of zero and $1)	$600	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $2 and $2)	698	698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $3 and $3)	497	497
Total debt	1,795	1,794
Less: Current portion of long-term debt	600	599
Long-Term Debt	$1,195	$1,195

Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2024 and October 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2024.
As part of the ESI Group acquisition, we assumed a revolving credit facility of 10 million euros that was subsequently terminated in April 2024.
Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the six months ended April 30, 2024 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
ESI Group debt assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, of which $10 million was payable within one year. The debt included a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the six months ended April 30, 2024, we repaid the debt assumed as part of the acquisition.
Bridge Facility
On March 28, 2024, we entered into a commitment letter pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to 1,350 million British pounds (“the Bridge Facility”) for the purpose of providing the financing to support a planned acquisition. We incurred costs in connection with the Bridge Facility of $5 million that are included in "other current assets" in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility.
As of April 30, 2024 and October 31, 2023, we had $41 million of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
The fair value of our debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy was approximately $1,721 million and $1,679 million as of April 30, 2024 and October 31, 2023, respectively.

11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2024 and 2023, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	April 30,
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$3	$4	$2	$3	$—	$—
Interest cost on benefit obligation	10	9	9	8	2	2
Expected return on plan assets	(12)	(12)	(13)	(14)	(3)	(3)
Amortization of net actuarial loss	3	2	2	2	—	1
Net periodic benefit cost (benefit)	$4	$3	$—	$(1)	$(1)	$—

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six Months Ended
	April 30,
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$7	$8	$4	$5	$—	$—
Interest cost on benefit obligation	20	18	18	15	4	4
Expected return on plan assets	(24)	(24)	(26)	(26)	(6)	(6)
Amortization of net actuarial loss	5	4	4	4	—	1
Net periodic benefit cost (benefit)	$8	$6	$—	$(2)	$(2)	$(1)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and six months ended April 30, 2024 and 2023. We contributed $2 million and $5 million, respectively, to our non-U.S. defined benefit plans during the three and six months ended April 30, 2024 and 2023.
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
12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	April 30, 2024	October 31, 2023
	(in millions)
Cash and cash equivalents	$1,657	$2,472
Restricted cash included in other assets	17	16
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,674	$2,488
Restricted cash relates primarily to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.

Inventory

	April 30, 2024	October 31, 2023
	(in millions)
Finished goods	$382	$376
Purchased parts and fabricated assemblies	638	609
Total inventory	$1,020	$985
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(in millions)
Operating lease cost	$16	$13	$31	$26
Variable lease cost	$4	$6	$11	$10
Supplemental information related to our operating leases was as follows:

	Six Months Ended
	April 30,
	2024	2023
	(in millions)
Cash payment for operating leases	$28	$27
Right-of-use assets obtained in exchange for operating lease obligations	$28	$23
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
Activity related to the standard warranty accrual, which is included in other accrued and other long-term liabilities in the condensed consolidated balance sheet, is as follows:

	Six Months Ended
	April 30,
	2024	2023
	(in millions)
Beginning balance	$36	$32
Accruals for warranties, including change in estimates	10	16
Settlements made during the period	(13)	(14)
Ending balance	$33	$34

Accruals for warranties due within one year	$20	$20
Accruals for warranties due after one year	13	14
Ending balance	$33	$34
Other current assets

	April 30, 2024	October 31, 2023
	(in millions)
Prepaid assets	$313	$284
Other current assets	169	168
Total other current assets	$482	$452
Prepaid assets include deposits paid in advance to contract manufacturers of $212 million and $210 million as of April 30, 2024 and October 31, 2023, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the six months ended April 30, 2024, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State ("DTCC") to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which was suspended and designated for remediation activities over three years, including employment of a special compliance officer. The suspended portion of the penalty was satisfied by amounts spent on qualifying compliance activities. On April 23, 2024, we made the final payment on the penalty, bringing the total amount paid to $4.1 million. On May 3, 2024, we submitted a certification letter to the DTCC certifying that Keysight had implemented all aspects of the Consent Agreement and that Keysight’s compliance program is adequate to identify, prevent, detect, correct, and report violations of the ITAR. On May 22, 2024, the DTCC closed the Consent Agreement based on this certification and their conclusion that Keysight had fulfilled the terms of the Consent Agreement.
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
14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $785 million remained as of April 30, 2024.
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
For the six months ended April 30, 2024, we repurchased 926,861 shares of common stock for $139 million. For the six months ended April 30, 2023, we repurchased 710,736 shares of common stock for $125 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2024 and 2023 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs		Gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of January 31, 2024	$(140)	$(381)	$(6)	$85	$(442)
Other comprehensive income (loss) before reclassifications	(32)	—	—	4	(28)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	5	—	(3)	2
Tax benefit (expense)	—	(1)	—	—	(1)
Other comprehensive income (loss)	(32)	4	—	1	(27)
As of April 30, 2024	$(172)	$(377)	$(6)	$86	$(469)

As of October 31, 2023	$(167)	$(382)	$(6)	$89	$(466)
Other comprehensive income (loss) before reclassifications	(5)	—	—	1	(4)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	7	—	(5)	2
Tax benefit (expense)	—	(2)	—	1	(1)
Other comprehensive income (loss)	(5)	5	—	(3)	(3)
As of April 30, 2024	$(172)	$(377)	$(6)	$86	$(469)

As of January 31, 2023	$(104)	$(368)	$(6)	$87	$(391)
Other comprehensive income (loss) before reclassifications	(11)	—	—	1	(10)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	4	—	(1)	3
Tax benefit (expense)	—	(1)	—	—	(1)
Other comprehensive income (loss)	(11)	3	—	—	(8)
As of April 30, 2023	$(115)	$(365)	$(6)	$87	$(399)

As of October 31, 2022	$(185)	$(373)	$(6)	$110	$(454)
Other comprehensive income (loss) before reclassifications	70	—	—	(26)	44
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	10	—	(3)	7
Tax benefit (expense)	—	(2)	—	6	4
Other comprehensive income (loss)	70	8	—	(23)	55
As of April 30, 2023	$(115)	$(365)	$(6)	$87	$(399)

Reclassifications out of accumulated other comprehensive loss into earnings for the three and six months ended April 30, 2024 and 2023 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(in millions)
Gain (loss) on derivatives	$3	$—	$6	$4	Cost of products
	—	1	(1)	(1)	Selling, general and administrative
	(1)	—	(1)	—	Benefit (provision) for income tax
	2	1	4	3	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	(5)	(4)	(7)	(10)	Other income (expense), net
	1	1	2	2	Benefit (provision) for income tax
	(4)	(3)	(5)	(8)	Net of income tax

Total reclassifications for the period	$(2)	$(2)	$(1)	$(5)	Net of income tax
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

	Three Months Ended
	April 30,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$840	$376	$1,216	$937	$453	$1,390
Segment income from operations	$223	$71	$294	$266	$157	$423

	Six Months Ended
	April 30,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$1,679	$796	$2,475	$1,876	$895	$2,771
Segment income from operations	$449	$200	$649	$535	$297	$832

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(in millions)
Total reportable operating segments' income from operations	$294	$423	$649	$832
Share-based compensation	(36)	(29)	(86)	(84)
Amortization of acquisition-related balances	(37)	(25)	(75)	(48)
Acquisition and integration costs	(19)	(3)	(36)	(5)
Restructuring and others	(25)	(12)	(54)	(19)
Income from operations, as reported	177	354	398	676
Interest income	18	22	41	41
Interest expense	(20)	(20)	(40)	(39)
Other income (expense), net	—	5	5	14
Income before taxes, as reported	$175	$361	$404	$692
The following table presents segment assets directly managed by each segment:

	April 30, 2024			October 31, 2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$4,592	$2,892	$7,484	$4,410	$1,920	$6,330
The increase in segment assets for the six months ended April 30, 2024 primarily represents assets acquired as part of the ESI Group acquisition. See Note 2, "Acquisitions," for additional information.
The following table reconciles segment assets to our total assets:

	April 30, 2024	October 31, 2023
	(in millions)
Total reportable segments' assets	$7,484	$6,330
Cash and cash equivalents	1,657	2,472
Long-term investments	102	81
Long-term deferred tax assets	668	671
Accumulated amortization of other intangibles	(1,414)	(1,339)
Pension and other assets	491	468
Total assets	$8,988	$8,683
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, increased interest rates, the existence of political or economic instability, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of new and ongoing litigation, impacts related to endemic and pandemic conditions, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Acquisition of ESI Group SA
In the first quarter of fiscal 2024, we acquired all of the outstanding common stock of ESI Group SA ("ESI Group") for $935 million, net of cash acquired, using existing cash. For the three and six months ended April 30, 2024, our acquisition of ESI Group resulted in incremental revenue of $26 million and $94 million, respectively. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of ESI Group acquisition. See Note 2, "Acquisitions," for additional information.
Macroeconomic headwinds and challenging geopolitical environment
Our global operations continued to be affected by many external headwinds, including increased interest rates, currency movements, inflationary pressures, increased geopolitical tensions and trade restrictions. These headwinds are also negatively impacting our customers' operations and financial performance. As a result, demand has declined year-over-year as our customers are exercising caution and adapting to the current macro-economic headwinds. As we work through these near-term headwinds, we remained operationally disciplined by exercising our financial playbook and the structural flexibility in our operating model, while investing to expand our differentiated solutions portfolio and deepening our customer relationships. Consistent with the Keysight Leadership Model, our differentiated first-to-market solutions portfolio, technology leadership, customer relationships, and durable and resilient business model gives us confidence in the long-term trajectory of the business and our ability to outperform in a variety of market conditions and deliver consistent long-term value to our customers.
For discussion of risks related to potential impacts of macroeconomic headwinds and geopolitical challenges on our operations, business results and financial condition, see “Item 1A. Risk Factors.”
Three and six months ended April 30, 2024 and 2023
Total orders for the three and six months ended April 30, 2024 were $1,219 million and $2,439 million, respectively, a decrease of 8 percent and 7 percent, respectively, compared to the same periods last year. Acquisitions had a favorable impact of 3 percentage points and 4 percentage points, respectively, on the year-over-year order change for the three and six months ended April 30, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point and immaterial impact, respectively, on the year-over-year order change for the three and six months ended April 30, 2024. For the three months ended April 30, 2024, orders declined across all regions. For the six months ended April 30, 2024, orders declined in Asia Pacific and the Americas, partially offset by an increase in Europe.
Revenue for the three and six months ended April 30, 2024 was $1,216 million and $2,475 million, respectively, a decrease of 13 percent and 11 percent, respectively, compared to the same periods last year. Revenue associated with acquisitions had a favorable impact of 2 percentage points and 4 percentage points, respectively, on the year-over-year revenue change for the three and six months ended April 30, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year revenue change for the three and six months ended April 30, 2024. For the three and six months ended April 30, 2024, revenue for both the Communications Solutions Group and Electronic Industrial Solutions Group declined year-over-year. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 69 percent and 31 percent, respectively, of total revenue for the three months ended April 30, 2024. Revenue from the Communications Solutions Group and the Electronic Industrial Solutions Group represented 68 percent and 32 percent, respectively, of total revenue for the six months ended April 30, 2024.
Net income for the three and six months ended April 30, 2024 was $126 million and $298 million, respectively, compared to $283 million and $543 million for the same periods last year. The decrease in net income for the three months ended April 30, 2024 was primarily driven by lower revenue, higher acquisition and integration costs and higher amortization of acquisition-related balances, partially offset by lower provision for income taxes and lower people-related costs. The decrease in net income for the six months ended April 30, 2024 was primarily driven by lower revenue, higher acquisition and integration costs, restructuring costs and amortization of acquisition-related balances, partially offset by lower provision of income taxes, incremental gross margin impact from the ESI Group acquisition and lower people-related costs.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, high-speed data center networks and infrastructure, satellite networks and Artificial Intelligence ("AI"), next generation electric vehicles ("EV") and autonomous vehicles ("AV"), industrial internet of things ("IoT"), and defense modernization. We continue to engage actively with our customers, and closely monitor the current macroeconomic environment, including trade, tariffs, monetary and fiscal policies and geopolitical tensions. Despite the near-term challenges, we remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
There were no material changes during the three and six months ended April 30, 2024 to the critical accounting estimates described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Adoption of New Accounting Pronouncements
See Note 1, "Overview and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for a description of new accounting pronouncements.
Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in the condensed consolidated balance sheet and statement of operations. We experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations - Three and six months ended April 30, 2024 and 2023
A summary of our results i    s as follows:

	Three Months Ended		Six Months Ended		Year-over-Year Change
	April 30,		April 30,		Three	Six
	2024	2023	2024	2023	Months	Months
in millions, except margin data
Revenue	$1,216	$1,390	$2,475	$2,771	(13)%	(11)%
Gross margin	62.8%	65.4%	63.7%	64.7%	(3) ppts	(1) ppt
Research and development	$228	$222	$460	$449	3%	3%
Percentage of revenue	19%	16%	19%	16%	3 ppts	2 ppts
Selling, general and administrative	$361	$337	$723	$675	7%	7%
Percentage of revenue	30%	24%	29%	24%	5 ppts	5 ppts
Other operating expense (income), net	$(3)	$(4)	$(5)	$(8)	(14)%	(36)%
Income from operations	$177	$354	$398	$676	(50)%	(41)%
Operating margin	14.6%	25.4%	16.1%	24.4%	(11) ppts	(8) ppts
Interest income	$18	$22	$41	$41	(18)%	—
Interest expense	$(20)	$(20)	$(40)	$(39)	6%	4%
Other income (expense), net	$—	$5	$5	$14	(115)%	(70)%
Income before taxes	$175	$361	$404	$692	(52)%	(42)%
Provision for income taxes	$49	$78	$106	$149	(39)%	(30)%
Net income	$126	$283	$298	$543	(55)%	(45)%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table provides the percent change in revenue for the three and six months ended April 30, 2024 by geographic region and the impact of foreign currency movements as compared to the same period last year.

	Year-over-Year Change
	Three Months Ended		Six Months Ended
	April 30, 2024		April 30, 2024
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	(5)%	—	(7)%	—
Europe	(1)%	—	(1)%	1 ppt
Asia Pacific	(23)%	(2) ppts	(18)%	(2) ppts
Total revenue	(13)%	(1) ppt	(11)%	(1) ppt
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended April 30, 2024 decreased 3 percentage points compared to the same period last year, primarily driven by lower revenue volume and higher amortization of acquisition-related balances, partially offset by lower material costs. Gross margin for the six months ended April 30, 2024 decreased 1 percentage point compared to the same period last year, primarily driven by lower revenue volume, higher amortization of acquisition-related balances and higher restructuring costs, partially offset by lower material costs and incremental gross margin impact from the ESI Group acquisition.
R&D expense for the three months ended April 30, 2024 increased 3 percent compared to the same period last year, primarily driven by incremental costs from the ESI Group acquisition. R&D expense for the six months ended April 30, 2024 increased 3 percent compared to the same period last year, primarily driven by incremental costs from the ESI Group acquisition, partially offset by lower variable people-related costs. As a percentage of revenue, R&D expense was 19 percent for the three and six months ended April 30, 2024. We continue to prioritize investment in key growth opportunities in our end markets and leading-edge technologies.

Selling, general and administrative expense for the three months ended April 30, 2024 increased 7 percent compared to the same period last year, primarily driven by higher acquisition and integration costs, incremental costs from the ESI Group acquisition and higher amortization of acquisition-related balances, partially offset by lower people-related costs and marketing costs. Selling, general and administrative expense for the six months ended April 30, 2024 increased 7 percent compared to the same period last year, primarily driven by higher acquisition and integration costs, incremental costs from the ESI Group acquisition, higher amortization of acquisition-related balances and higher restructuring costs, partially offset by lower people-related and infrastructure costs.
Other operating expense (income), net for the three and six months ended April 30, 2024 was income of $3 million and $5 million, respectively, compared to income of $4 million and $8 million, respectively, for the same periods last year.
Operating margin for the three and six months ended April 30, 2024 decreased 11 percentage points and 8 percentage points, respectively, compared to the same periods last year, primarily driven by higher operating expense as a percentage of sales and a decline in year-over-year gross margin.
Interest income for the three and six months ended April 30, 2024 was $18 million and $41 million, respectively, compared to $22 million and $41 million, respectively, for the same periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and six months ended April 30, 2024 was $20 million and $40 million, respectively, compared to $20 million and $39 million, respectively, for the same periods last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three and six months ended April 30, 2024 was zero and income of $5 million, respectively, compared to income of $5 million and $14 million, respectively, for the same periods last year and primarily includes income related to our defined benefit and post-retirement benefit plans, the change in fair value of our equity and other investments, currency impacts, and income attributable to non-controlling interests. The decrease in other income (expense), net for the three and six months ended April 30, 2024 is primarily driven by net currency losses.
As of April 30, 2024, our headcount was approximately 15,400 compared to approximately 15,000 at April 30, 2023. The increase was primarily driven by the acquisition of ESI Group partially offset by reductions from our cost efficiency measures.
Income Taxes
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
in millions, except percentages
Income before taxes	$175	$361	$404	$692
Provision for income taxes	$49	$78	$106	$149
Effective tax rate	27.6%	21.8%	25.8%	21.6%
The tax expense for the three and six months ended April 30, 2024 was lower compared to the same periods last year primarily due to a decrease in income before taxes. The decrease in income before taxes in jurisdictions with tax rates lower than the U.S. statutory rate, without a proportional decline in the U.S. taxes on non-U.S. earnings, resulted in an increase in the overall effective tax rate for the three and six months ended April 30, 2024 as compared to the same periods last year.
The income tax expense for the three and six months ended April 30, 2024 included a net discrete benefit of $1 million and net discrete expense of $1 million, respectively. The income tax expense for the three and six months ended April 30, 2023 included a net discrete expense of $3 million and $2 million, respectively.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia, that will expire at various times in the future. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive will expire July 31, 2024, and the Malaysia tax incentive will expire October 31, 2025. The expiration of the Singapore tax incentive in the current year has been reflected in the annual tax forecast. The impact of the tax incentives decreased the income tax provision by $22 million and $49 million for the six months ended April 30, 2024 and 2023, respectively. The decrease in the tax benefit for the six months ended April 30, 2024 is primarily due to a decrease in earnings taxed at incentive rates and the impact of the Singapore tax incentive expiration.

The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2018 through the current tax year. For certain non-U.S. entities, the tax years remain open, at most, back to the year 2008.
The company was audited in Malaysia for fiscal year 2008. This tax year predates our separation from Agilent. However, pursuant to the agreement between Agilent and Keysight pertaining to tax matters, as finalized at the time of separation, for certain entities, including Malaysia, any historical tax liability is the responsibility of Keysight. In the fourth quarter of fiscal year 2017, Keysight paid income taxes and penalties of $68 million on gains related to intellectual property rights. The company disputed this assessment and filed an appeal with the Court of Appeal in Malaysia. The Court of Appeal’s decision was rendered in Keysight’s favor on May 24, 2024.
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
Communications Solutions Group
The Communications Solutions Group ("CSG") serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense and government end markets. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.

Revenue

	Three Months Ended		Six Months Ended		Year- over-Year
	April 30,		April 30,		Change
	2024	2023	2024	2023	Three Months	Six Months
in millions
Total revenue	$840	$937	$1,679	$1,876	(10)%	(11)%
The Communications Solutions Group revenue for the three and six months ended April 30, 2024 decreased 10 percent and 11 percent, respectively, compared to the same periods last year. Revenues associated with acquisitions had a favorable impact of 1 percentage point on the year-over-year revenue change for the three and six months ended April 30, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point and an immaterial impact, respectively, on the year-over-year revenue change for the three and six months ended April 30, 2024. Revenue declined across all regions and in both the commercial communications and the aerospace, defense, and government end markets for the three and six months ended April 30, 2024. The Communications Solutions Group revenue for the three and six months ended April 30, 2024 declined as compared to last year, primarily driven by overall lower investments and a strong compare to last year, which benefited from robust backlog conversion. Our customers continued to make R&D investments in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G/terabit Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking and major defense and government programs worldwide.
The commercial communications end market revenue for the three and six months ended April 30, 2024, decreased 10 percent and 12 percent, respectively, year-over-year and represented 67 percent and 66 percent, respectively, of total Communications Solutions Group revenue. For the three months ended April 30, 2024, revenue declined in the Americas and Asia Pacific, and was flat in Europe. For the six months ended April 30, 2024, revenue declined across all regions. The decline was driven by reduction in demand as customers remain cautious in their spending across the communications ecosystem, particularly the smartphone, network equipment manufacturing and service provider customers. However, we continued to see investments in high-speed networks due to increasing need for AI capabilities across the entire data center ecosystem, which is driving demand for our 400G/800G/terabit Ethernet solutions, both in R&D and manufacturing.
The aerospace, defense, and government end market revenue for the three and six months ended April 30, 2024, decreased 11 percent and 8 percent, respectively, year-over-year and represented 33 percent and 34 percent, respectively, of total Communications Solutions Group revenue. For the three months ended April 30, 2024, revenue declined in Asia Pacific and Europe, partially offset by an increase in the Americas. For the six months ended April 30, 2024, revenue declines in Asia Pacific were partially offset by an increase in the Americas and Europe. We continue to see investments in radar and spectrum operations, space and satellite solutions and signal monitoring.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year- over-Year
	April 30,		April 30,		Change
	2024	2023	2024	2023	Three Months	Six Months
in millions, except margin data
Gross margin	68.0%	68.1%	68.2%	67.8%	—	—
Research and development	$155	$159	$307	$315	(2)%	(2)%
Selling, general and administrative	$196	$217	$393	$427	(9)%	(8)%
Other operating expense (income), net	$(3)	$(3)	$(5)	$(6)	4%	(16)%
Income from operations	$223	$266	$449	$535	(16)%	(16)%
Operating margin	26.5%	28.4%	26.7%	28.5%	(2) ppts	(2) ppts
Gross margin for the three and six months ended April 30, 2024 was flat compared to the same periods last year despite lower revenue volume, primarily driven by lower material costs.
R&D expense for the three and six months ended April 30, 2024 decreased 2 percent, compared to the same periods last year, primarily driven by lower variable people-related costs, partially offset by incremental costs of acquired businesses. We continue to prioritize investment in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and six months ended April 30, 2024 decreased 9 percent and 8 percent, respectively, compared to the same periods last year, primarily driven by lower people-related and infrastructure costs, partially offset by incremental costs of acquired businesses.

Other operating expense (income), net for the three months ended April 30, 2024 and 2023 was income of $3 million. Other operating expense (income), net for the six months ended April 30, 2024 and 2023 was income of $5 million and $6 million, respectively.
Operating margin for the three and six months ended April 30, 2024 decreased 2 percentage points compared to the same periods last year, primarily driven by higher operating expenses as a percentage of sales.
Electronic Industrial Solutions Group
The Electronic Industrial Solutions Group ("EISG") serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience. Our recent acquisition of ESI Group expands our application layer portfolio with simulation capabilities in automotive and general electronics sectors.
Revenue

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2024	2023	2024	2023	Three Months	Six Months
in millions
Total revenue	$376	$453	$796	$895	(17)%	(11)%
The Electronic Industrial Solutions Group revenue for the three and six months ended April 30, 2024 decreased 17 percent and 11 percent, respectively, compared to the same periods last year. Revenues associated with acquisitions had a favorable impact of 5 percentage points and 9 percentage points, respectively, on the year-over-year revenue change for the three and six months ended April 30, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year revenue change for the three and six months ended April 30, 2024. For the three months ended April 30, 2024, revenue declined in Asia Pacific, partially offset by an increase in the Americas and was flat in Europe. For the six months ended April 30, 2024, revenue declined in Asia Pacific and the Americas, partially offset by an increase in Europe. For the three months ended April 30, 2024, revenue declined across all the markets. For the six months ended April 30, 2024, declines in general electronics measurement and semiconductor measurement solutions were partially offset by growth in automotive and energy driven by the acquisition of ESI Group.
The decline in revenue reflects the normalization in demand as macroeconomic challenges, such as inflation and high interest rates, continued to slow some investments, primarily in the manufacturing sector. Despite delays in near-term spending, customer engagement remains high as they continued to invest in key long-term strategic initiatives, such as next-generation EV and AV, industrial IoT, digital health, and advanced semiconductor technologies.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2024	2023	2024	2023	Three Months	Six Months
in millions, except margin data
Gross margin	58.2%	63.7%	61.7%	62.1%	(6) ppts	—
Research and development	$62	$56	$124	$110	11%	12%
Selling, general and administrative	$85	$77	$167	$151	11%	11%
Other operating expense (income), net	$—	$(1)	$—	$(2)	—	—
Income from operations	$71	$157	$200	$297	(54)%	(33)%
Operating margin	19.0%	34.5%	25.1%	33.2%	(16) ppts	(8) ppts
Gross margin for the three months ended April 30, 2024 decreased 6 percentage points compared to the same period last year, primarily driven by lower revenue volume and unfavorable mix. Gross margin for the six months ended April 30, 2024 was flat as compared to the same period last year, primarily driven by lower revenue volume and unfavorable mix offset by incremental gross margin impact from ESI Group acquisition.
R&D expense for the three and six months ended April 30, 2024 increased 11 percent and 12 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from the ESI Group acquisition, partially offset by lower variable people-related costs. We continue to prioritize investment in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and six months ended April 30, 2024 increased 11 percent compared to the same periods last year, primarily driven by incremental costs due to the ESI Group acquisition, partially offset by lower people-related and infrastructure costs.
Other operating expense (income), net for the three months ended April 30, 2024 and 2023 was zero and income of $1 million, respectively. Other operating expense (income), net for the six months ended April 30, 2024 and 2023 was zero and income of $2 million, respectively.
Operating margin for the three months ended April 30, 2024 decreased 16 percentage points compared to the same period last year, primarily driven by higher selling, general and administrative expense and R&D expense as a percentage of sales coupled with decline in gross margin. Operating margin for the six months ended April 30, 2024 decreased 8 percentage points compared to the same period last year, primarily driven by higher selling, general and administrative expense and R&D expense as a percentage of sales.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Six Months Ended
	April 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$438	$789
Net cash used in investing activities	$(631)	$(205)
Net cash used in financing activities	$(621)	$(140)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities decreased $351 million during the six months ended April 30, 2024 compared to the same period last year.
•Net income for the six months ended April 30, 2024 decreased $245 million compared to the same period last year. Non-cash adjustments to net income were higher by $25 million primarily due to a $30 million increase in amortization and depreciation, a $5 million increase in excess and obsolete inventory-related charges, partially offset by a $7 million increase in deferred tax benefit, and a $3 million decrease in other non-cash expenses.
•The aggregate of accounts receivable, inventory and accounts payable provided net cash of $60 million during the first six months of fiscal 2024 compared to net cash used of $73 million in the same period last year, primarily due to timing of collections relative to revenue, a lower increase in inventory and lower payments. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•For the six months ended April 30, 2023, we terminated forward-starting interest rate swap agreements resulting in proceeds of $107 million. See Note 9, "Derivatives," for additional information.
•Other movements in assets and liabilities used net cash of $144 million during the first six months of fiscal 2024 compared to net cash provided of $13 million in the same period last year, primarily driven by lower cash from deferred revenue, payments on settlement of foreign exchange forward contracts associated with the ESI Group acquisition, lower income and other tax accruals, net of payments, and changes in other assets and liabilities.

Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities increased $426 million during the six months ended April 30, 2024 compared to the same period last year. For the six months ended April 30, 2024, we used $556 million, net of cash acquired for payments towards acquisitions, including $477 million, net of $35 million cash acquired, for the acquisition of the controlling block of ESI Group shares. For the six months ended April 30, 2023, we used $85 million, net of cash acquired, to acquire Cliosoft. Excluding payments for acquisitions, net cash used for investing activities decreased $45 million, driven by $30 million lower investments in property, plant and equipment, and $15 million from other net investing activities.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, treasury stock repurchases, and transactions with non-controlling interests in partially-owned consolidated subsidiaries.
Net cash used in financing activities increased $481 million during the six months ended April 30, 2024 compared to the same period last year, primarily due to $458 million used for the acquisition of the non-controlling interest in ESI Group, $24 million used for repayment of debt assumed as part of the ESI Group acquisition, $14 million higher treasury stock repurchases and $5 million used for payment of bridge loan facility fees, partially offset by $19 million lower tax payments related to net share settlement of equity awards.
Treasury Stock Repurchases
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $785 million remained as of April 30, 2024. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See "Issuer Purchases of Equity Securities" under Part II Item 2 for additional information.
Debt

	April 30, 2024	October 31, 2023
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving Credit Facility	$750	$750
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provided a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2024 and October 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2024.
As part of the ESI Group acquisition, we assumed a revolving credit facility of 10 million euros that was subsequently terminated in April 2024.
ESI Group debt assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, of which $10 million was payable within one year. The debt included a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the six months ended April 30, 2024, we fully repaid the debt assumed as part of the acquisition.

Bridge Facility
On March 28, 2024, we entered into a commitment letter pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to 1,350 million British pounds (“the Bridge Facility”) for the purpose of providing the financing to support a planned acquisition. We incurred costs in connection with the Bridge Facility of $5 million that are included in "other current assets" in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility.
See Note 10, "Debt," for additional information.
Cash and cash requirements
Cash

	April 30, 2024	October 31, 2023
	(in millions)
Cash, cash equivalents and restricted cash	$1,674	$2,488
U.S.	$500	$362
Non U.S.	$1,174	$2,126
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
On March 28, 2024, we announced our intention to acquire the entire share capital of Spirent Communications PLC (“Spirent”) for cash consideration of 199 pence per Spirent share, which reflects a valuation of $1,463 million on a fully diluted basis. Spirent shareholders will also be entitled to receive a special dividend of 2.5 pence per Spirent share, in lieu of any final dividend for the year ended December, 31, 2023 (together with the cash consideration of 199 pence per share). The acquisition is expected to be completed during the first half of fiscal year 2025, pending regulatory clearances.
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Cash requirements related to tax liabilities include uncertain tax positions, which increased by $10 million from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 due to current year increases in reserves. Additionally, with regard to the U.S. transition tax liability, $18 million moved from amounts due later than one year to amounts due within one year. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2024, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and expect to contribute $5 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See Note 11, "Retirement Plans and Post-Retirement Benefit Plans," for additional information.
Additionally, we expect capital spending to be approximately $150 million in 2024, primarily for investments in capacity expansion and technology investments.
As of April 30, 2024, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There were no material changes during the six months ended April 30, 2024 to this information reported in our 2023 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State ("DTCC") to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations ("ITAR"). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which was suspended and designated for remediation activities over three years, including employment of a special compliance officer. The suspended portion of the penalty was satisfied by amounts spent on qualifying compliance activities. On April 23, 2024, we made the final payment on the penalty, bringing the total amount paid to $4.1 million. On May 3, 2024, we submitted a certification letter to the DTCC certifying that Keysight had implemented all aspects of the Consent Agreement and that Keysight’s compliance program is adequate to identify, prevent, detect, correct, and report violations of the ITAR. On May 22, 2024, the DTCC closed the Consent Agreement based on this certification and their conclusion that Keysight had fulfilled the terms of the Consent Agreement.
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
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to the uncertainties and volatile economic environment created by inflation, the potential for recession, increased geopolitical tensions, including regional conflict and war, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Our customers’ markets may also be affected by changes in the legal regulatory regime. Any decline in our customers’ markets would likely result in a reduction in demand for our solutions and services. If our customers’ markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

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
We generally sell our solutions in industries that are characterized by increased competition through frequent new solution and service introductions, rapid technological changes and innovations (such as artificial intelligence and machine learning) and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new solutions, services and enhancements, our solutions and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. Our ability to offer new solutions and services and to deploy them in a timely manner depend on several factors, including, but not limited to, our ability to:
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We are currently devoting significant resources to new technologies in the communications, aerospace and defense, automotive, Internet of Things, and mobile industries. We are investing in R&D, developing relationships with customers and suppliers, and directing our corporate and operational resources to grow within these innovative technologies. Our income could be harmed if we fail to expand our customer base, if demand for our solutions is lower than we expect, or if our income related to the innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
Failure to adjust our purchases due to changing market conditions or failure to estimate our customers’ demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our purchases to address market fluctuations, including those caused by volatile global economic conditions, geopolitical conflict, or the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by inflation or potential recession, fluctuations in global currency, geopolitical tension and war is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Supply chain fluctuations could impact our ability to purchase parts and components. Some parts require custom design and may not be readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring solutions to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.
As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring solutions to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourced vendors could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure of our IT providers to perform could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues and unrealized efficiencies and could impact our results of operations and stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.
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
In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Additionally, we occasionally make changes to our internal structure to align business products, services and solutions with market demands and to obtain cost synergies and operational efficiencies. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions or reorganizations. Further, such third-party transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team, employees and business infrastructure into our existing operations without impacting the business operations of the newly acquired company. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances performance and expands the markets of the newly acquired company. The acquired company may not enhance the performance of our businesses or product lines such that we do not realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including but not limited to:
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
Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, employee training and routine updates and modifications. Despite our efforts to create these security barriers, we may not be able to keep pace as new threats emerge, and it is virtually impossible for us to entirely eliminate this risk. Cybersecurity attacks are evolving and include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that our efforts to reduce the risk of such attacks will be successful.
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
Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel, including personnel joining our company through acquisitions. The markets in which we operate are dynamic, and from time to time we may need to respond with reorganizations, reductions in workforce, salary freezes or reductions, or site closings. We believe our pay levels are competitive within the regions in which we operate. However, global labor shortages, inflationary pressure on wages, and increased global attrition have intensified competition for talent in most fields across the geographic areas in which we operate, and it may become more difficult to retain key employees. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as launching effective product innovations and meeting financial goals and maintain or expand our business.
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
We have developed internal data handling policies and practices to comply with the General Data Protection Regulation (“GDPR”) in the European Union and data privacy regulations similar to GDPR in other jurisdictions. Our existing business strategy does not rely on aggregating or selling personally identifiable information, and as a general matter Keysight does not process personally identifiable information on behalf of our customers. We devote resources to keep up with the changing regulatory environment on data privacy in the jurisdictions where we do business. There has been increased regulatory scrutiny of the use of "big data" techniques, machine learning and artificial intelligence. Despite our efforts, no assurance can be given that we will be compliant with data privacy regulations. New laws, amendments, or interpretations of regulations, industry standards, and contractual obligations relating to data privacy may require us to incur additional costs and restrict our business operations. If we fail to comply with GDPR or other data privacy regulation, we may be subject to significant financial fines and civil or criminal penalties, and may suffer damage to our reputation or brand, which could adversely affect our business and financial results.
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
We do not currently pay dividends on our common stock. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders fall within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we commence paying dividends.
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
•a provision that shareholders may only remove directors with cause; and
•the ability of our directors, and not shareholders, to fill vacancies on our board of directors.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2024.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2024 through February 29, 2024	63,800	$152.59	63,800	$821,118,722
March 1, 2024 through March 31, 2024	238,100	$153.31	238,100	$784,616,582
April 1, 2024 through April 30, 2024	—	—	—	$784,616,582
Total	301,900		301,900

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved November 2021 program. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended April 30, 2024, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.

3.2	Second Amended and Restated Bylaws of Keysight Technologies, Inc.

10.1	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated Effective on March 21, 2024)*

10.2	Keysight Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated Effective on March 21, 2024)*

10.3	Form of Keysight Technologies, Inc. Global Stock Award Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	May 31, 2024	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 31, 2024	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)