Form 10-Q
period 2024-07-31
Keysight Technologies, Inc.
filed 2024-08-29
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at August 26, 2024 was 173,543,355.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Revenue:
Products	$900	$1,099	$2,761	$3,321
Services and other	317	283	931	832
Total revenue	1,217	1,382	3,692	4,153
Costs and expenses:
Cost of products	360	391	1,069	1,180
Cost of services and other	102	95	292	285
Total costs	462	486	1,361	1,465
Research and development	226	215	686	664
Selling, general and administrative	329	319	1,052	994
Other operating expense (income), net	(5)	(3)	(10)	(11)
Total costs and expenses	1,012	1,017	3,089	3,112
Income from operations	205	365	603	1,041
Interest income	19	29	60	70
Interest expense	(21)	(19)	(61)	(58)
Other income (expense), net	10	14	15	28
Income before taxes	213	389	617	1,081
Provision (benefit) for income taxes	(176)	101	(70)	250
Net income	$389	$288	$687	$831

Net income per share:
Basic	$2.23	$1.62	$3.94	$4.66
Diluted	$2.22	$1.61	$3.92	$4.63

Weighted average shares used in computing net income per share:
Basic	174	178	174	178
Diluted	175	179	175	179

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net income	$389	$288	$687	$831
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of zero, $(1), zero and $5	—	2	1	(18)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero, $1, $1 and $1	(3)	—	(7)	(3)
Foreign currency translation, net of tax benefit (expense) of zero	32	(9)	27	61
Net defined benefit pension cost and post-retirement plan costs:
Change in net actuarial loss, net of tax expense of $1, $1, $3 and $3	3	4	8	12
Other comprehensive income (loss)	32	(3)	29	52
Total comprehensive income	$421	$285	$716	$883

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	July 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,632	$2,472
Accounts receivable, net	802	900
Inventory	1,026	985
Other current assets	536	452
Total current assets	3,996	4,809
Property, plant and equipment, net	776	761
Operating lease right-of-use assets	234	226
Goodwill	2,391	1,640
Other intangible assets, net	637	155
Long-term investments	107	81
Long-term deferred tax assets	678	671
Other assets	504	340
Total assets	$9,323	$8,683
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$600	$599
Accounts payable	280	286
Employee compensation and benefits	262	304
Deferred revenue	537	541
Income and other taxes payable	85	90
Operating lease liabilities	43	40
Other accrued liabilities	142	189
Total current liabilities	1,949	2,049
Long-term debt	1,196	1,195
Retirement and post-retirement benefits	71	64
Long-term deferred revenue	207	216
Long-term operating lease liabilities	197	192
Other long-term liabilities	473	313
Total liabilities	4,093	4,029
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; issued and outstanding shares: 201 million and 200 million, respectively	2	2
Treasury stock, at cost; 27.5 million shares and 25.4 million shares, respectively	(3,270)	(2,980)
Additional paid-in-capital	2,637	2,487
Retained earnings	6,298	5,611
Accumulated other comprehensive loss	(437)	(466)
Total stockholders' equity	5,230	4,654
Total liabilities and equity	$9,323	$8,683

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2024	2023
Cash flows from operating activities:
Net income	$687	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94	90
Amortization	108	72
Share-based compensation	111	110
Deferred tax expense (benefit)	(21)	10
Excess and obsolete inventory-related charges	26	19
Other non-cash expense (income), net	(5)	(13)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	130	32
Inventory	(51)	(126)
Accounts payable	(4)	(54)
Employee compensation and benefits	(69)	(87)
Deferred revenue	(35)	41
Income taxes payable	(24)	(28)
Interest rate swap agreement termination proceeds	—	107
Prepaid assets	(25)	(33)
Long-term tax receivable	(165)	—
Other assets and liabilities	(64)	59
Net cash provided by operating activities	693	1,030
Cash flows from investing activities:
Investments in property, plant and equipment	(116)	(158)
Acquisition of businesses and intangible assets, net of cash acquired	(673)	(85)
Other investing activities	8	(7)
Net cash used in investing activities	(781)	(250)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	65	67
Payment of taxes related to net share settlement of equity awards	(31)	(49)
Acquisition of non-controlling interests	(458)	—
Treasury stock repurchases	(289)	(276)
Repayment of debt	(24)	—
Other financing activities	(16)	(1)
Net cash used in financing activities	(753)	(259)
Effect of exchange rate movements	2	10
Net increase (decrease) in cash, cash equivalents, and restricted cash	(839)	531
Cash, cash equivalents, and restricted cash at beginning of period	2,488	2,057
Cash, cash equivalents, and restricted cash at end of period	$1,649	$2,588
Supplemental cash flow information:
Interest payments	$38	$37
Income tax paid, net	$130	$268
Investments in property, plant and equipment included in accounts payable	$17	$23
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity
Balance as of April 30, 2024	200,655	$2	$2,580	(26,376)	$(3,119)	$5,909	$(469)	$—	$4,903
Net income	—	—	—	—	—	389	—	—	389
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	32	—	32
Issuance of common stock	315	—	32	—	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(3)	—	—	—	—	—	(3)
Share-based compensation	—	—	28	—	—	—	—	—	28
Repurchase of common stock	—	—	—	(1,074)	(151)	—	—	—	(151)
Balance as of July 31, 2024	200,970	$2	$2,637	(27,450)	$(3,270)	$6,298	$(437)	$—	$5,230

Balance as of October 31, 2023	199,771	$2	$2,487	(25,449)	$(2,980)	$5,611	$(466)	$—	$4,654
Net income	—	—	—	—	—	687	—	4	691
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	29	—	29
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	1,199	—	65	—	—	—	—	—	65
Taxes related to net share settlement of equity awards	—	—	(31)	—	—	—	—	—	(31)
Share-based compensation	—	—	112	—	—	—	—	—	112
Repurchase of common stock	—	—	—	(2,001)	(290)	—	—	—	(290)
Acquisition of non-controlling interests	—	—	4	—	—	—	—	(462)	(458)
Balance as of July 31, 2024	200,970	$2	$2,637	(27,450)	$(3,270)	$6,298	$(437)	$—	$5,230

Balance as of April 30, 2023	199,398	$2	$2,404	(21,247)	$(2,399)	$5,097	$(399)	$—	$4,705
Net income	—	—	—	—	—	288	—	—	288
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3)	—	(3)
Issuance of common stock	350	—	34	—	—	—	—	—	34
Taxes related to net share settlement of equity awards	—	—	(2)	—	—	—	—	—	(2)
Share-based compensation	—	—	26	—	—	—	—	—	26
Repurchase of common stock	—	—	—	(929)	(151)	—	—	—	(151)
Balance as of July 31, 2023	199,748	$2	$2,462	(22,176)	$(2,550)	$5,385	$(402)	$—	$4,897

Balance as of October 31, 2022	198,569	$2	$2,333	(20,536)	$(2,274)	$4,554	$(454)	$—	$4,161
Net income	—	—	—	—	—	831	—	—	831
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	52	—	52
Issuance of common stock	1,179	—	67	—	—	—	—	—	67
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	—	(49)
Share-based compensation	—	—	111	—	—	—	—	—	111
Repurchase of common stock	—	—	—	(1,640)	(276)	—	—	—	(276)
Balance as of July 31, 2023	199,748	$2	$2,462	(22,176)	$(2,550)	$5,385	$(402)	$—	$4,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. (“we,” “us,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market faster.
Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarters.
Basis of Presentation. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements and information should be read in conjunction with our Annual Report on Form 10-K.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2024 and October 31, 2023, results of operations for the three and nine months ended July 31, 2024 and 2023, and cash flows for the nine months ended July 31, 2024 and 2023.
Principles of consolidation. The condensed consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated. The condensed consolidated financial statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on the condensed consolidated results of operations; therefore, net income attributable to non-controlling interests for the nine months ended July 31, 2024 of $4 million is not presented separately and is included in “other income (expense), net” in the condensed consolidated statements of operations.
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
2.    ACQUISITIONS
Acquisition of ESI Group SA
On November 3, 2023, we acquired 50.6% of the share capital of ESI Group SA (“ESI Group”) for $477 million, net of cash acquired, using existing cash. During January 2024, we completed the acquisition of the remaining share capital of ESI Group for $458 million, using existing cash. The company entered into put/call agreements valued at $7 million for certain ESI Group equity awards, subject to a holding period that may extend beyond the explicit vesting period, for the right to receive a cash payment equal to the public tender offer consideration of 155 euros per share, which was substantially paid in the third quarter of fiscal year 2024. For the three and nine months ended July 31, 2024, ESI Group's net revenue was $25 million and $119 million, respectively. For the three and nine months ended July 31, 2024, ESI Group's net loss attributable to Keysight shareholders was $27 million and $47 million, respectively.
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
Goodwill was assigned to the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”) reportable segments, based on the expected benefits and synergies that are likely to be realized from the ESI Group acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of $98 million was established primarily for the future amortization of these intangibles and is included in “other long-term liabilities” in the table below.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

November 3, 2023
(in millions)
Cash and cash equivalents	$35
Short-term investments	12
Accounts receivable	28
Other current assets	18
Property, plant and equipment	4
Operating lease right-of-use assets	8
Goodwill	603
Other intangible assets	494
Other assets	3
Total assets acquired	1,205
Accounts payable	(8)
Employee compensation and benefits	(23)
Deferred revenue	(14)
Income and other taxes payable	(11)
Operating lease liabilities	(3)
Other accrued liabilities	(18)
Debt	(24)
Retirement and post-retirement benefits	(7)
Long-term operating lease liabilities	(5)
Other long-term liabilities	(115)
Net assets acquired	$977
The fair values of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair value for intangible assets was determined with the input from third-party valuation specialists. The fair values of property, plant and equipment and certain other liabilities were determined internally using historical carrying values and estimates made by management. During the second quarter of fiscal year 2024, the company decreased the deferred tax liability and goodwill by $8 million primarily for a timing difference in the recognition of research and development expenses. During the third quarter of fiscal year 2024, the company increased income and other taxes payable and other long-term liabilities by $3 million and $5 million, respectively, offset against goodwill, primarily for tax liabilities and uncertain tax positions. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

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
Acquisition and integration costs directly related to the ESI Group acquisition are recorded in selling, general and administrative expenses, other operating expense (income), net and other income (expense), net, and were $9 million and $30 million for the three and nine months ended July 31, 2024, respectively. For the three and nine months ended July 31, 2024, we incurred $3 million and $9 million, respectively, of acquisition-related compensation expense to redeem certain of ESI Group's outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.
The following represents pro forma operating results as if ESI Group had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2023:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions, except per-share amounts)
Net revenue	$1,217	$1,409	$3,692	$4,276
Net income	$398	$260	$717	$785
Net income per share - Basic	$2.28	$1.46	$4.11	$4.41
Net income per share - Diluted	$2.27	$1.45	$4.09	$4.38
The unaudited pro forma financial information for the three and nine months ended July 31, 2024 and 2023 combines the historical results of Keysight and ESI Group for the three and nine months ended July 31, 2024 and 2023, assuming that the companies were combined as of November 1, 2022 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2023.
Acquisition of Riscure Holding B.V.
On February 21, 2024, we acquired all the outstanding share capital of Riscure Holding B.V. (“Riscure”) for $78 million, net of cash acquired, expanding our automated security assessment capabilities and solutions for semiconductors, embedded systems, and connected devices. We recognized goodwill and other intangible assets of $52 million and $35 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill was assigned to the CSG reportable segment, based on the expected benefits and synergies that are likely to be realized from the Riscure acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

Acquisition of AnaPico AG
On June 12, 2024, we acquired all the outstanding share capital of AnaPico AG (“AnaPico”) for $117 million, net of cash acquired, accelerating our strategy to expand our customer base in chipset, device, automotive, aerospace, defense, and government markets. We recognized goodwill and other intangible assets of $65 million and $53 million respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill was assigned to the CSG and the EISG reportable segments, based on the expected benefits and synergies that are likely to be realized from the AnaPico acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
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

	Three Months Ended
	July 31,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$402	$98	$500	$446	$110	$556
Europe	125	96	221	139	104	243
Asia Pacific	320	176	496	333	250	583
Total revenue	$847	$370	$1,217	$918	$464	$1,382

End Market
Aerospace, Defense & Government	$275	$—	$275	$307	$—	$307
Commercial Communications	572	—	572	611	—	611
Electronic Industrial	—	370	370	—	464	464
Total revenue	$847	$370	$1,217	$918	$464	$1,382

Timing of Revenue Recognition
Revenue recognized at a point in time	$660	$298	$958	$749	$395	$1,144
Revenue recognized over time	187	72	259	169	69	238
Total revenue	$847	$370	$1,217	$918	$464	$1,382

	Nine Months Ended
	July 31,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,216	$290	$1,506	$1,322	$312	$1,634
Europe	384	320	704	414	315	729
Asia Pacific	926	556	1,482	1,058	732	1,790
Total revenue	$2,526	$1,166	$3,692	$2,794	$1,359	$4,153

End Market
Aerospace, Defense & Government	$847	$—	$847	$927	$—	$927
Commercial Communications	1,679	—	1,679	1,867	—	1,867
Electronic Industrial	—	1,166	1,166	—	1,359	1,359
Total revenue	$2,526	$1,166	$3,692	$2,794	$1,359	$4,153

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,972	$951	$2,923	$2,301	$1,165	$3,466
Revenue recognized over time	554	215	769	493	194	687
Total revenue	$2,526	$1,166	$3,692	$2,794	$1,359	$4,153
Our point-in-time revenues are generated predominantly from the sale of various types of design and test software and hardware, and per-incident repair and calibration services. Perpetual software and the portion of term software subscription revenue in this category represent revenue recognized upfront upon transfer of control at the time of electronic delivery. Revenue on per-incident repair and calibration services is recognized when services are performed. Over-time revenues are generated predominantly from the repair and calibration contracts, extended warranties, technical support for hardware and software, certain software subscription and Software as a Service (“SaaS”) product offerings, and professional services. Technical support for software and when-and-if available software updates and upgrades are sold either together with our software licenses and software subscriptions, including SaaS, or separately as part of our customer support programs.
Additionally, we provide custom solutions that include combinations of hardware, software, software subscriptions, installation, professional services, and other support services, and revenue may be recognized either up front upon delivery or over time depending upon the terms of the contract.
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balance was $91 million and $58 million as of July 31, 2024 and October 31, 2023, respectively, and is included in “accounts receivables, net” and “other assets” in the condensed consolidated balance sheet.
Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $37 million and $43 million as of July 31, 2024 and October 31, 2023, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $13 million and $43 million for the three and nine months ended July 31, 2024, respectively, and $13 million and $50 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Nine Months Ended
July 31, 2024
(in millions)
Balance at October 31, 2023	$757
Deferral of revenue billed in current period, net of recognition	440
Deferred revenue arising out of acquisitions	19
Revenue recognized that was deferred as of the beginning of the period	(475)
Foreign currency translation impact	3
Balance at July 31, 2024	$744
Of the $475 million of revenue recognized in the nine months ended July 31, 2024 that was deferred as of the beginning of the period, approximately $105 million was recognized in the three months ended July 31, 2024.
Remaining Performance Obligations
Our remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $570 million as of July 31, 2024, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of July 31, 2024, we expect to fulfill 16 percent of these remaining performance obligations during the remainder of 2024, 51 percent during 2025, and 33 percent thereafter.
4.    SHARE-BASED COMPENSATION
Keysight accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock units (“RSUs”), employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”), and performance share awards granted to selected members of our senior management under the Long-Term Performance (“LTP”) Program, based on estimated fair values. The impact of share-based compensation expense on the condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Cost of products and services	$7	$4	$22	$20
Research and development	8	8	30	31
Selling, general and administrative	17	15	66	60
Total share-based compensation expense	$32	$27	$118	$111
For the three and nine months ended July 31, 2024, the total share-based compensation expense includes $3 million and $9 million, respectively, of ESI Group acquisition-related compensation to redeem certain outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods. Share-based compensation capitalized within inventory was $2 million as of July 31, 2024 and 2023.
5.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions, except percentages)
Income before taxes	$213	$389	$617	$1,081
Provision (benefit) for income taxes	$(176)	$101	$(70)	$250
Effective tax rate	(81.9)%	25.8%	(11.2)%	23.1%

There was a tax benefit for the three and nine months ended July 31, 2024, as compared to the overall tax expense for the same periods last year, primarily due to one-time discrete tax benefits, as explained below, and a decrease in income before taxes in the current year.
The income tax benefit for the three and nine months ended July 31, 2024 included a net discrete benefit of $179 million and $178 million, respectively. The income tax expense for the three and nine months ended July 31, 2023 included a net discrete expense of $19 million and $21 million, respectively.
The discrete tax benefit for the three and nine months ended July 31, 2024 includes a $165 million benefit related to the deduction in the U.S. for intangible assets for purposes of determining income or loss under IRC § 951A(c). On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the quarter, the company concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. The company amended its U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. The tax receivable resulting from the amended returns is reflected as “other assets” in the condensed consolidated balance sheet. The GILTI tax benefit for the fiscal year 2024 amortization is included in the annual effective tax rate, and the Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033.
The company believes the position meets the more likely than not recognition threshold. The company intends to vigorously defend its position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
The discrete tax benefit for the three and nine months ended July 31, 2024 also includes a $61 million benefit for the settlement of a Malaysia uncertain tax position. In the fourth quarter of fiscal year 2017, Keysight was assessed and paid income tax and penalties in Malaysia on gains related to the transfer of intellectual property rights. The company disputed this assessment and filed an appeal with the Court of Appeal in Malaysia. The Court of Appeal’s decision was rendered in Keysight’s favor on May 24, 2024, and the company received a refund of the income tax and penalties. At the time of the original assessment, the company had recorded a tax reserve for the assessed amount; the tax reserve was released as a result of the Court of Appeal decision.
Additionally, the income tax benefit for the three and nine months ended July 31, 2024 is offset by a discrete expense of $35 million due to a change in the potential U.S. benefit associated with the future resolution of non-U.S. tax reserves.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expired July 31, 2024. The expiration of the Singapore tax incentive in the current year has been reflected in the annual tax forecast. The impact of the tax incentives decreased the income tax provision by $35 million and $73 million for the nine months ended July 31, 2024 and 2023, respectively. The decrease in the tax benefit for the nine months ended July 31, 2024 is primarily due to a decrease in earnings taxed at incentive rates and the impact of the expiration of the Singapore tax incentive. The company is pursuing options to renew the Singapore tax incentive with retroactive effect to August 1, 2024.
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

6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions, except per-share amounts)
Net income	$389	$288	$687	$831
Basic weighted-average shares	174	178	174	178
Potential common shares	1	1	1	1
Diluted weighted-average shares	175	179	175	179
Net income per share - basic	$2.23	$1.62	$3.94	$4.66
Net income per share - diluted	$2.22	$1.61	$3.92	$4.63
Diluted shares outstanding primarily include the dilutive effect of non-vested awards and in-the-money options. The diluted effect of such awards is calculated based on the average share price of each period using the treasury stock method, except where the inclusion of such awards would have an anti-dilutive impact. Anti-dilutive shares excluded from the calculation of diluted earnings per share were immaterial for the three and nine months ended July 31, 2024 and 2023.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balance as of July 31, 2024 and October 31, 2023 and the activity for the nine months ended July 31, 2024 for each of our reportable operating segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2023	$1,057	$583	$1,640
Foreign currency translation impact	3	5	8
Goodwill arising from acquisitions	185	558	743
Goodwill at July 31, 2024	$1,245	$1,146	$2,391
There were no impairments for the three and nine months ended July 31, 2024 and 2023. As of July 31, 2024 and October 31, 2023, accumulated impairment losses on goodwill was $709 million.
Other intangible assets as of July 31, 2024 and October 31, 2023 consisted of the following:

	July 31, 2024			October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,367	$1,000	$367	$1,033	$949	$84
Backlog	37	23	14	19	17	2
Trademark/Tradename	38	35	3	36	33	3
Customer relationships	587	387	200	406	340	66
Total amortizable intangible assets	$2,029	$1,445	$584	$1,494	$1,339	$155
In-Process R&D	53	—	53	—	—	—
Total	$2,082	$1,445	$637	$1,494	$1,339	$155
During the nine months ended July 31, 2024, we recognized additions to goodwill and other intangible assets of $743 million and $582 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed from the acquisition of ESI Group and other acquisition activity. See Note 2, “Acquisitions,” for additional information. During the nine months ended July 31, 2024, we transferred $7 million from in-process R&D to developed technology as projects were successfully completed.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the nine months ended July 31, 2024.

During the nine months ended July 31, 2024, foreign exchange translation had a favorable impact of $6 million on other intangible assets. Amortization of other intangible assets was $31 million and $106 million, respectively, for the three and nine months ended July 31, 2024. Amortization of other intangible assets was $23 million and $71 million, respectively, for the three and nine months ended July 31, 2023.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2024 (remainder)	$32
2025	$124
2026	$111
2027	$99
2028	$96
2029	$88
Thereafter	$34
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 and October 31, 2023 were as follows:

	Fair Value Measurements at
	July 31, 2024					October 31, 2023
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Money market funds	$989	$989	$—	$—	$—	$1,934	$1,934	$—	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—	—	18	—	18	—	—
Long-term
Equity investments	78	78	—	—	—	56	56	—	—	—
Other investments	29	—	—	—	29	25	—	—	—	25
Total assets measured at fair value	$1,110	$1,067	$14	$—	$29	$2,033	$1,990	$18	$—	$25
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—	$—	$54	$—	$54	$—	$—
Long-term
Deferred compensation liability	33	—	33	—	—	27	—	27	—	—
Total liabilities measured at fair value	$41	$—	$41	$—	$—	$81	$—	$81	$—	$—
During the nine months ended July 31, 2024, we purchased an equity investment for $10 million.
Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity and fixed income investments or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative are not categorized in the fair value hierarchy and are presented as “other investments” in the table above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
Equity investments, including securities that are earmarked to pay the deferred compensation liability, and the deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in “accumulated other comprehensive income (loss).” The changes in fair value of the equity investment are recorded within “other income (expense), net” in the condensed consolidated statement of operations.
Net recognized gain (loss) on sale of our equity and other investments were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Net realized gain (loss) on equity and other investments sold	$—	$—	$—	$—
Net unrealized gain (loss) on equity and other investments still held	$3	$13	$13	$20
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
In connection with the acquisition of the ESI Group, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in euros. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the nine months ended July 31, 2024, these foreign exchange forward contracts were settled using existing cash of $63 million, resulting in a loss of $18 million recorded in “other income (expense), net” in the condensed consolidated statement of operations.
During the third quarter of fiscal year 2024, we entered into foreign exchange forward contracts with an aggregate notional amount of 1.2 billion pounds sterling to mitigate the currency exchange risk associated with a planned acquisition. These foreign exchange contracts do not qualify for hedge accounting treatment and are not designated as hedging instruments. The resulting net unrealized gain on outstanding contracts was $7 million and was recorded in “other income (expense), net” in the condensed consolidated statement of operations and in “other assets” and “other accrued liabilities” in the condensed consolidated balance sheet for the three and nine months ended July 31, 2024.
The aggregate number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” was 207 and 85, respectively, as of July 31, 2024. The net notional amounts by currency and designation as of July 31, 2024 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$21	$44
Pound Sterling	9	1,541
Singapore Dollar	35	4
Malaysian Ringgit	104	11
Japanese Yen	(103)	(66)
Other currencies	(34)	(31)
Total	$32	$1,503

Derivative instruments are subject to master netting arrangements and are disclosed gross in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of July 31, 2024 and October 31, 2023 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2024	October 31, 2023	Balance Sheet Location	July 31, 2024	October 31, 2023
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$16	Other accrued liabilities	$3	$7

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	10	2	Other accrued liabilities	5	47
Total derivatives	$14	$18		$8	$54
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and for those not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$—	$—	$(26)
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$3	$1	$3
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$3	$1	$9	$5
Selling, general and administrative	$—	$—	$(1)	$(1)
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$—	$2	$3	$4
Selling, general and administrative	$(1)	$—	$(1)	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$8	$(2)	$(12)	$(2)
The estimated amount as of July 31, 2024 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $9 million.

10.    DEBT
The following table summarizes the components of our debt:

	July 31, 2024	October 31, 2023
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of zero and $1)	$600	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $2 and $2)	698	698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $2 and $3)	498	497
Total debt	1,796	1,794
Less: Current portion of long-term debt	600	599
Long-Term Debt	$1,196	$1,195

Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2024 and October 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2024.
Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the nine months ended July 31, 2024 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
The fair value of our debt, which is calculated from quoted prices that are primarily Level 1 inputs under the accounting guidance fair value hierarchy was approximately $1,751 million and $1,679 million as of July 31, 2024 and October 31, 2023, respectively.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. We incurred costs in connection with the Bridge Facility of $7 million that are included in “other current assets” in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility.
Letters of credit
As of July 31, 2024 and October 31, 2023, we had $43 million and $41 million, respectively, of outstanding letters of credit and surety bonds unrelated to the credit facility that were issued by various lenders.
ESI Group debt and credit facility assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, of which $10 million was payable within one year. The debt included a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the nine months ended July 31, 2024, we repaid the debt assumed as part of the acquisition.
As part of the ESI Group acquisition, we assumed a revolving credit facility of 10 million euros that was subsequently terminated in April 2024.

11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2024 and 2023, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	July 31,
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$4	$4	$3	$2	$—	$—
Interest cost on benefit obligation	10	10	9	8	2	2
Expected return on plan assets	(12)	(13)	(13)	(13)	(3)	(3)
Amortization of net actuarial loss	2	2	2	3	—	—
Net periodic benefit cost (benefit)	$4	$3	$1	$—	$(1)	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended
	July 31,
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$11	$12	$7	$7	$—	$—
Interest cost on benefit obligation	30	28	27	23	6	6
Expected return on plan assets	(36)	(37)	(39)	(39)	(9)	(9)
Amortization of net actuarial loss	7	6	6	7	—	1
Net periodic benefit cost (benefit)	$12	$9	$1	$(2)	$(3)	$(2)
We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs. The non-service components of net periodic benefit cost (benefit), such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, are recorded within “other income (expense), net” in the condensed consolidated statement of operations.
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and nine months ended July 31, 2024 and 2023. We contributed $3 million and $8 million, respectively, to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2024. We contributed $2 million and $7 million, respectively, to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2023.
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
12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	July 31, 2024	October 31, 2023
	(in millions)
Cash and cash equivalents	$1,632	$2,472
Restricted cash included in other assets	17	16
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,649	$2,488
Restricted cash relates primarily to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.

Inventory

	July 31, 2024	October 31, 2023
	(in millions)
Finished goods	$379	$376
Purchased parts and fabricated assemblies	647	609
Total inventory	$1,026	$985
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Operating lease cost	$16	$14	$47	$40
Variable lease cost	$5	$5	$16	$15
Supplemental information related to our operating leases was as follows:

	Nine Months Ended
	July 31,
	2024	2023
	(in millions)
Cash payment for operating leases	$42	$40
Right-of-use assets obtained in exchange for operating lease obligations	$32	$32
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
Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet, is as follows:

	Nine Months Ended
	July 31,
	2024	2023
	(in millions)
Beginning balance	$36	$32
Accruals for warranties, including change in estimates	16	23
Settlements made during the period	(20)	(21)
Ending balance	$32	$34

Accruals for warranties due within one year	$20	$20
Accruals for warranties due after one year	12	14
Ending balance	$32	$34
Other current assets

	July 31, 2024	October 31, 2023
	(in millions)
Prepaid assets	$328	$284
Other current assets	208	168
Total other current assets	$536	$452
Prepaid assets include deposits paid in advance to contract manufacturers of $221 million and $210 million as of July 31, 2024 and October 31, 2023, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the nine months ended July 31, 2024, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Contingencies
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State (“DTCC”) to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which was suspended and designated for remediation activities over three years, including employment of a special compliance officer. The suspended portion of the penalty was satisfied by amounts spent on qualifying compliance activities. On April 23, 2024, we made the final payment on the penalty, bringing the total amount paid to $4.1 million. On May 3, 2024, we submitted a certification letter to the DTCC certifying that Keysight had implemented all aspects of the Consent Agreement and that Keysight’s compliance program is adequate to identify, prevent, detect, correct, and report violations of the ITAR. On May 22, 2024, the DTCC closed the Consent Agreement based on this certification and their conclusion that Keysight had fulfilled the terms of the Consent Agreement.
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022 Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent. We deny the allegations and are aggressively defending each case.
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
14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $635 million remained as of July 31, 2024.
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
For the nine months ended July 31, 2024, we repurchased 2,000,882 shares of common stock for $289 million. For the nine months ended July 31, 2023, we repurchased 1,640,236 shares of common stock for $276 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2024 and 2023 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs		Gains (losses) on derivatives	Total
		Actuarial losses	Prior service credits
	(in millions)
As of April 30, 2024	$(172)	$(377)	$(6)	$86	$(469)
Other comprehensive income (loss) before reclassifications	32	—	—	—	32
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	4	—	(3)	1
Tax benefit (expense)	—	(1)	—	—	(1)
Other comprehensive income (loss)	32	3	—	(3)	32
As of July 31, 2024	$(140)	$(374)	$(6)	$83	$(437)

As of October 31, 2023	$(167)	$(382)	$(6)	$89	$(466)
Other comprehensive income (loss) before reclassifications	27	—	—	1	28
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	11	—	(8)	3
Tax benefit (expense)	—	(3)	—	1	(2)
Other comprehensive income (loss)	27	8	—	(6)	29
As of July 31, 2024	$(140)	$(374)	$(6)	$83	$(437)

As of April 30, 2023	$(115)	$(365)	$(6)	$87	$(399)
Other comprehensive income (loss) before reclassifications	(9)	—	—	3	(6)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	5	—	(1)	4
Tax benefit (expense)	—	(1)	—	—	(1)
Other comprehensive income (loss)	(9)	4	—	2	(3)
As of July 31, 2023	$(124)	$(361)	$(6)	$89	$(402)

As of October 31, 2022	$(185)	$(373)	$(6)	$110	$(454)
Other comprehensive income (loss) before reclassifications	61	—	—	(23)	38
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	15	—	(4)	11
Tax benefit (expense)	—	(3)	—	6	3
Other comprehensive income (loss)	61	12	—	(21)	52
As of July 31, 2023	$(124)	$(361)	$(6)	$89	$(402)

Reclassifications out of accumulated other comprehensive loss into earnings for the three and nine months ended July 31, 2024 and 2023 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Gain (loss) on derivatives	$3	$1	$9	$5	Cost of products
	—	—	(1)	(1)	Selling, general and administrative
	—	(1)	(1)	(1)	Benefit (provision) for income tax
	3	—	7	3	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	(4)	(5)	(11)	(15)	Other income (expense), net
	1	1	3	3	Benefit (provision) for income tax
	(3)	(4)	(8)	(12)	Net of income tax

Total reclassifications for the period	$—	$(4)	$(1)	$(9)	Net of income tax
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

	Three Months Ended
	July 31,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$847	$370	$1,217	$918	$464	$1,382
Segment income from operations	$223	$74	$297	$276	$157	$433

	Nine Months Ended
	July 31,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$2,526	$1,166	$3,692	$2,794	$1,359	$4,153
Segment income from operations	$672	$274	$946	$811	$454	$1,265

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Total reportable operating segments' income from operations	$297	$433	$946	$1,265
Share-based compensation	(32)	(27)	(118)	(111)
Amortization of acquisition-related balances	(31)	(23)	(106)	(71)
Acquisition and integration costs	(23)	(6)	(59)	(11)
Restructuring and others	(6)	(12)	(60)	(31)
Income from operations, as reported	205	365	603	1,041
Interest income	19	29	60	70
Interest expense	(21)	(19)	(61)	(58)
Other income (expense), net	10	14	15	28
Income before taxes, as reported	$213	$389	$617	$1,081
The following table presents segment assets directly managed by each segment:

	July 31, 2024			October 31, 2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$4,686	$2,966	$7,652	$4,410	$1,920	$6,330
The increase in segment assets for the nine months ended July 31, 2024 primarily represents assets acquired as part of the ESI Group acquisition. See Note 2, “Acquisitions,” for additional information.
The following table reconciles segment assets to our total assets:

	July 31, 2024	October 31, 2023
	(in millions)
Total reportable segments' assets	$7,652	$6,330
Cash and cash equivalents	1,632	2,472
Long-term investments	107	81
Long-term deferred tax assets	678	671
Accumulated amortization of other intangibles	(1,445)	(1,339)
Long-term tax receivables	169	—
Pension and other assets	530	468
Total assets	$9,323	$8,683
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, increased interest rates, the existence of political or economic instability, uncertainty relating to national elections and election results in the U.S. and U.K., impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of new and ongoing litigation, impacts related to endemic and pandemic conditions, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
Basis of Presentation
The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarter periods.
Overview and Executive Summary
Keysight Technologies, Inc. (“we,” “us,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market faster.
We invest in research and development (“R&D”) to align our business with available markets and position the company for growth. Our R&D efforts focus on the development of new software and hardware products, as well as improvements to existing products, and customer solutions aligned to the industries that we serve. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, customer solutions, products and services. We remain committed to investment in R&D and have focused our development efforts on strategic opportunities to capture future growth.
Acquisition of ESI Group SA
In the first quarter of fiscal 2024, we acquired all of the outstanding common stock of ESI Group SA (“ESI Group”) for $935 million, net of cash acquired, using existing cash. For the three and nine months ended July 31, 2024, our acquisition of ESI Group resulted in incremental revenue of $25 million and $119 million, respectively. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of the ESI Group acquisition. See Note 2, “Acquisitions,” for additional information.
Macroeconomic environment
Our global operations continued to be affected by a challenging macro environment, including high interest rates, currency movements, inflationary pressures, geopolitical tensions and trade restrictions. These factors resulted in lower demand, as our customers are also exercising caution in light of the same environment. Against this backdrop, we remained operationally disciplined by exercising our financial playbook and the structural flexibility in our operating model, while investing to expand our differentiated solutions portfolio and deepening our customer relationships. Consistent with the Keysight Leadership Model, our differentiated first-to-market solutions portfolio, technology leadership, customer relationships, and durable and resilient business model give us confidence in the long-term trajectory of the business and our ability to outperform in a variety of market conditions and deliver consistent long-term value to our customers.
For discussion of risks related to potential impacts of macroeconomic headwinds and geopolitical challenges on our operations, business results and financial condition, see Part II Item 1A "Risk Factors.”
Three and nine months ended July 31, 2024 and 2023
Total orders for the three and nine months ended July 31, 2024 were $1,249 million and $3,688 million, respectively, which were flat and decreased 5 percent, compared to the same periods last year. Acquisitions had a favorable impact of 3 percentage points and 4 percentage points, respectively, on the year-over-year order change for the three and nine months ended July 31, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year order change for the three and nine months ended July 31, 2024. For the three months ended July 31, 2024, orders increased in Asia Pacific offset by declines in the Americas and Europe. For the nine months ended July 31, 2024, orders declined across all regions.
Revenue for the three and nine months ended July 31, 2024 was $1,217 million and $3,692 million, respectively, a decrease of 12 percent and 11 percent, compared to the same periods last year. Revenue associated with acquisitions had a favorable impact of 2 percentage points and 3 percentage points, respectively, on the year-over-year revenue change for the three and nine months ended July 31, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year revenue change for the three and nine months ended July 31, 2024. For the three and nine months ended July 31, 2024, revenue for both the Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”) declined year-over-year. Revenue from CSG and EISG represented 70 percent and 30 percent, respectively, of total revenue for the three months ended July 31, 2024. Revenue from CSG and EISG represented 68 percent and 32 percent, respectively, of total revenue for the nine months ended July 31, 2024.
Net income for the three and nine months ended July 31, 2024 was $389 million and $687 million, respectively, compared to $288 million and $831 million for the same periods last year. The increase in net income for the three months ended July 31, 2024 was primarily driven by an income tax benefit due to one-time discrete tax items, partially offset by lower revenue, higher acquisition and integration costs and amortization of acquisition-related balances. The decrease in net income for the nine months ended July 31, 2024 was primarily driven by lower revenue, higher acquisition and integration costs, restructuring costs and amortization of acquisition-related balances, partially offset by lower provision for income taxes due to one-time discrete tax items, favorable gross margin impact from the ESI Group acquisition and lower people-related costs.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, high-speed data center networks and infrastructure, satellite networks, Artificial Intelligence (“AI”), next generation electric vehicles (“EV”) and autonomous vehicles (“AV”), industrial internet of things (“IoT”), and defense modernization. We continue to engage actively with our customers, and closely monitor the current macroeconomic environment, including trade, tariffs, monetary and fiscal policies and geopolitical tensions. Despite the near-term situation, we remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
There were no material changes during the three and nine months ended July 31, 2024 to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Adoption of New Accounting Pronouncements
See Note 1, “Overview and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a description of new accounting pronouncements.
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

Results from Operations - Three and nine months ended July 31, 2024 and 2023
A summary of our results is as follows:

	Three Months Ended		Nine Months Ended		Year-over-Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
	(in millions, except margin data)
Revenue	$1,217	$1,382	$3,692	$4,153	(12)%	(11)%
Gross margin	62.0%	64.8%	63.1%	64.7%	(3) ppts	(2) ppts
Research and development	$226	$215	$686	$664	5%	3%
Percentage of revenue	19%	16%	19%	16%	3 ppts	3 ppts
Selling, general and administrative	$329	$319	$1,052	$994	3%	6%
Percentage of revenue	27%	23%	28%	24%	4 ppts	5 ppts
Other operating expense (income), net	$(5)	$(3)	$(10)	$(11)	65%	(6)%
Income from operations	$205	$365	$603	$1,041	(44)%	(42)%
Operating margin	16.8%	26.4%	16.3%	25.1%	(10) ppts	(9) ppts
Interest income	$19	$29	$60	$70	(35)%	(14)%
Interest expense	$(21)	$(19)	$(61)	$(58)	7%	5%
Other income (expense), net	$10	$14	$15	$28	(23)%	(47)%
Income before taxes	$213	$389	$617	$1,081	(45)%	(43)%
Provision (benefit) for income taxes	$(176)	$101	$(70)	$250	—	—
Net income	$389	$288	$687	$831	35%	(17)%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table provides the percent change in revenue for the three and nine months ended July 31, 2024 by geographic region and the impact of foreign currency movements as compared to the same periods last year.

	Year-over-Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2024		July 31, 2024
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	(10)%	—	(8)%	—
Europe	(9)%	—	(3)%	1 ppt
Asia Pacific	(15)%	(2) ppts	(17)%	(2) ppts
Total revenue	(12)%	(1) ppt	(11)%	(1) ppt
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended July 31, 2024 decreased 3 percentage points compared to the same period last year, primarily driven by lower revenue volume, higher amortization of acquisition-related balances and unfavorable mix, partially offset by lower material and variable people-related costs. Gross margin for the nine months ended July 31, 2024 decreased 2 percentage points compared to the same period last year, primarily driven by lower revenue volume, higher amortization of acquisition-related balances, higher restructuring costs and unfavorable mix, partially offset by lower material costs, favorable gross margin impact from the ESI Group acquisition and lower variable people-related costs.
R&D expense for the three and nine months ended July 31, 2024 increased 5 percent and 3 percent compared to the same periods last year, primarily driven by incremental costs from acquired businesses, partially offset by lower variable people-related costs. We continue to prudently prioritize investment in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended July 31, 2024 increased 3 percent compared to the same period last year, primarily driven by higher acquisition and integration costs, incremental costs from acquired businesses, partially offset by lower people-related costs and infrastructure costs, reflecting the impact of our cost flexibility, and efficiency measures. Selling, general and administrative expense for the nine months ended July 31, 2024 increased 6 percent compared to the same period last year, primarily driven by higher acquisition and integration costs, incremental costs from acquired businesses, higher amortization of acquisition-related balances and higher restructuring costs, partially offset by lower people-related and infrastructure costs, reflecting the impact of our cost flexibility, and efficiency measures.
Other operating expense (income), net for the three and nine months ended July 31, 2024 was income of $5 million and $10 million, respectively, compared to income of $3 million and $11 million for the same periods last year.
Operating margin for the three and nine months ended July 31, 2024 decreased 10 percentage points and 9 percentage points, respectively, compared to the same periods last year, primarily driven by higher selling, general and administrative and R&D expenses on a lower revenue, coupled with gross margin declines.
Interest income for the three and nine months ended July 31, 2024 was $19 million and $60 million, respectively, compared to $29 million and $70 million for the same periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and nine months ended July 31, 2024 was $21 million and $61 million, respectively, compared to $19 million and $58 million for the same periods last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three and nine months ended July 31, 2024 was income of $10 million and $15 million, respectively, compared to income of $14 million and $28 million for the same periods last year and primarily includes income related to our defined benefit and post-retirement benefit plans, the change in fair value of our equity and other investments, currency impacts, and income attributable to non-controlling interests. The decrease in other income (expense), net for the three months ended July 31, 2024 is primarily driven by decreased net gains on our equity investments, partially offset by net currency gains. The decrease in other income (expense), net for the nine months ended July 31, 2024 is primarily driven by decreased net gains on our equity investments and higher pension costs driven by higher interest cost on benefit obligation, partially offset by net currency gains.
As of July 31, 2024, our headcount was approximately 15,400 compared to approximately 14,800 at July 31, 2023. The increase was primarily driven by acquisitions, partially offset by reductions from our cost efficiency measures.
Income Taxes
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions, except percentages)
Income before taxes	$213	$389	$617	$1,081
Provision (benefit) for income taxes	$(176)	$101	$(70)	$250
Effective tax rate	(81.9)%	25.8%	(11.2)%	23.1%
There was a tax benefit for the three and nine months ended July 31, 2024, as compared to the overall tax expense for the same periods last year, primarily due to one-time discrete tax benefits, as explained below, and a decrease in income before taxes in the current year.
The income tax benefit for the three and nine months ended July 31, 2024 included a net discrete benefit of $179 million and $178 million, respectively. The income tax expense for the three and nine months ended July 31, 2023 included a net discrete expense of $19 million and $21 million, respectively.
The discrete tax benefit for the three and nine months ended July 31, 2024 includes a $165 million benefit related to the deduction in the U.S. of intangible assets for purposes of determining income or loss under IRC § 951A(c). On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the quarter, the company concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. The company amended its U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. The tax receivable resulting from the amended returns is reflected as “other assets” in the condensed consolidated balance sheet. The GILTI tax benefit for the fiscal year 2024 amortization is included in the annual effective tax rate, and the Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033.

The company believes the position meets the more likely than not recognition threshold. The company intends to vigorously defend its position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
The discrete tax benefit for the three and nine months ended July 31, 2024 also includes a $61 million benefit for the settlement of a Malaysia uncertain tax position. In the fourth quarter of fiscal year 2017, Keysight was assessed and paid income tax and penalties in Malaysia on gains related to the transfer of intellectual property rights. The company disputed this assessment and filed an appeal with the Court of Appeal in Malaysia. The Court of Appeal’s decision was rendered in Keysight’s favor on May 24, 2024, and the company received a refund of the income tax and penalties. At the time of the original assessment, the company had recorded a tax reserve for the assessed amount; the tax reserve was released as a result of the Court of Appeal decision.
Additionally, the income tax benefit for the three and nine months ended July 31, 2024 is offset by a discrete expense of $35 million due to a change in the potential U.S. benefit associated with the future resolution of non-U.S. tax reserves.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expired July 31, 2024. The expiration of the Singapore tax incentive in the current year has been reflected in the annual tax forecast. The impact of the tax incentives decreased the income tax provision by $35 million and $73 million for the nine months ended July 31, 2024 and 2023, respectively. The decrease in the tax benefit for the nine months ended July 31, 2024 is primarily due to a decrease in earnings taxed at incentive rates and the impact of the expiration of the Singapore tax incentive. The company is pursuing options to renew the Singapore tax incentive with retroactive effect to August 1, 2024.
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
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax law, tax rates, or in the composition of earnings in countries with differing tax rates may affect deferred tax assets and liabilities recorded and our future effective tax rate. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on “adjusted financial statement income,” which is effective for Keysight in the current year. Based on the current year forecast, the company does not expect to incur any additional U.S. tax liability from the application of the new minimum tax rules.
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
Segment Overview
We have two reportable operating segments, CSG and EISG. The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense and other items.

A significant portion of the segments' expenses arise from allocated corporate charges, as well as expenses related to our centralized sales force, and service, marketing and technology functions that are provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and corporate infrastructure.
Communications Solutions Group (“CSG”)
The CSG serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense and government end markets. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
Revenue

	Three Months Ended		Nine Months Ended		Year- over-Year
	July 31,		July 31,		Change
	2024	2023	2024	2023	Three Months	Nine Months
	(in millions)
Total revenue	$847	$918	$2,526	$2,794	(8)%	(10)%
The CSG revenue for the three and nine months ended July 31, 2024 decreased 8 percent and 10 percent, respectively, compared to the same periods last year. Revenues associated with acquisitions had a favorable impact of 1 percentage point on the year-over-year revenue change for the three and nine months ended July 31, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year revenue change for the three and nine months ended July 31, 2024. Revenue declined across all regions and in both the commercial communications and the aerospace, defense, and government end markets for the three and nine months ended July 31, 2024. The decline was driven primarily by overall lower investments and a strong compare to last year, which benefited from robust backlog conversion. Our customers continued to make R&D investments in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G/terabit Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking and major defense and government programs worldwide.
The commercial communications end market revenue for the three and nine months ended July 31, 2024 decreased 6 percent and 10 percent, respectively, year-over-year and represented 68 percent and 66 percent of total Communications Solutions Group revenue. For the three months ended July 31, 2024, revenue declined in Europe and the Americas, partially offset by an increase in Asia Pacific. For the nine months ended July 31, 2024, revenue declined across all regions. For the three and nine months ended July 31, 2024, the revenue decline was primarily driven by continued weakness in the wireless communications ecosystem, particularly smartphones, partially offset by higher investments in AI Workload Emulation tools and infrastructure solutions. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which is driving demand for our 400G/800G/terabit Ethernet solutions, both in R&D and manufacturing.
The aerospace, defense, and government end market revenue for the three and nine months ended July 31, 2024, decreased 10 percent and 9 percent, respectively, year-over-year and represented 32 percent and 34 percent of total Communications Solutions Group revenue. For the three and nine months ended July 31, 2024, revenue declined in Asia Pacific and the Americas, partially offset by an increase in Europe. We continue to see investments in radar and spectrum operations, space and satellite solutions and signal monitoring.

Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year- over-Year
	July 31,		July 31,		Change
	2024	2023	2024	2023	Three Months	Nine Months
	(in millions, except margin data)
Gross margin	67.0%	67.6%	67.8%	67.7%	(1) ppt	—
Research and development	$154	$150	$461	$465	2%	(1)%
Selling, general and administrative	$194	$197	$587	$624	(1)%	(6)%
Other operating expense (income), net	$(3)	$(2)	$(8)	$(8)	20%	(5)%
Income from operations	$223	$276	$672	$811	(19)%	(17)%
Operating margin	26.3%	30.0%	26.6%	29.0%	(4) ppts	(2) ppts
Gross margin for the three months ended July 31, 2024 decreased 1 percentage point compared to same period last year, primarily driven by lower revenue volume and unfavorable mix, partially offset by lower material and variable people-related costs. Gross margin for nine months ended July 31, 2024 was flat as compared to the same period last year as lower material and variable people-related costs were offset by lower revenue volume and unfavorable mix.
R&D expense for the three months ended July 31, 2024 increased 2 percent compared to the same period last year, primarily driven by incremental costs of acquired businesses, partially offset by lower variable people-related costs. R&D expense for the nine months ended July 31, 2024 decreased 1 percent compared to the same period last year, primarily driven by lower variable people-related costs, partially offset by incremental costs of acquired businesses. We continue to prudently prioritize investment in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and nine months ended July 31, 2024 decreased 1 percent and 6 percent, respectively, compared to the same periods last year, primarily driven by lower people-related and infrastructure costs, partially offset by incremental costs of acquired businesses, reflecting the impact of our cost flexibility, and efficiency measures.
Other operating expense (income), net for the three months ended July 31, 2024 and 2023 was income of $3 million and $2 million, respectively. Other operating expense (income), net for the nine months ended July 31, 2024 and 2023 was income of $8 million.
Operating margin for the three months ended July 31, 2024 decreased 4 percentage points compared to the same period last year, primarily driven by higher R&D and selling, general and administrative expenses on a lower revenue, coupled with gross margin declines. Operating margin for the nine months ended July 31, 2024 decreased 2 percentage points compared to the same period last year, primarily driven by higher R&D and selling, general and administrative expenses as a percentage of sales.
Electronic Industrial Solutions Group (“EISG”)
The EISG serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience. Our recent acquisition of ESI Group expands our application layer portfolio with simulation capabilities in automotive and general electronics sectors.

Revenue

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2024	2023	2024	2023	Three Months	Nine Months
	(in millions)
Total revenue	$370	$464	$1,166	$1,359	(20)%	(14)%
The EISG revenue for the three and nine months ended July 31, 2024 decreased 20 percent and 14 percent, respectively, compared to the same periods last year. Revenues associated with acquisitions had a favorable impact of 5 percentage points and 8 percentage points, respectively, on the year-over-year revenue change for the three and nine months ended July 31, 2024. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year revenue change for the three and nine months ended July 31, 2024. For the three months ended July 31, 2024, revenue declined across all regions. For the nine months ended July 31, 2024, revenue declined in Asia Pacific and the Americas, partially offset by an increase in Europe. For the three and nine months ended July 31, 2024, revenue declined across all markets.
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
Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2024	2023	2024	2023	Three Months	Nine Months
	(in millions, except margin data)
Gross margin	57.5%	62.5%	60.4%	62.3%	(5) ppts	(2) ppts
Research and development	$62	$57	$186	$167	10%	11%
Selling, general and administrative	$79	$77	$246	$228	2%	8%
Other operating expense (income), net	$(3)	$(1)	$(3)	$(3)	170%	(14)%
Income from operations	$74	$157	$274	$454	(53)%	(40)%
Operating margin	20.1%	33.9%	23.5%	33.4%	(14) ppts	(10) ppts
Gross margin for the three and nine months ended July 31, 2024 decreased 5 percentage points and 2 percentage points, respectively, as compared to the same periods last year, primarily driven by lower revenue volume and unfavorable mix, partially offset by favorable gross margin impact from the ESI Group acquisition and lower variable people-related costs.
R&D expense for the three and nine months ended July 31, 2024 increased 10 percent and 11 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses, partially offset by lower variable people-related costs. We continue to prudently prioritize investment in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and nine months ended July 31, 2024 increased 2 percent and 8 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses, partially offset by lower people-related and infrastructure costs, reflecting the impact of our cost flexibility, and efficiency measures.
Other operating expense (income), net for the three months ended July 31, 2024 and 2023 was income of $3 million and $1 million, respectively. Other operating expense (income), net for the nine months ended July 31, 2024 and 2023 was income of $3 million.
Operating margin for the three and nine months ended July 31, 2024 decreased 14 percentage points and 10 percentage points, respectively, compared to the same period last year, primarily driven by higher selling, general and administrative expense and R&D expense on a lower revenue, coupled with gross margin declines.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Nine Months Ended
	July 31,
	2024	2023
	(in millions)
Net cash provided by operating activities	$693	$1,030
Net cash used in investing activities	$(781)	$(250)
Net cash used in financing activities	$(753)	$(259)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities decreased $337 million during the nine months ended July 31, 2024 compared to the same period last year.
•Net income for the nine months ended July 31, 2024 decreased $144 million compared to the same period last year. Non-cash adjustments to net income were $25 million higher, primarily due to a $40 million increase in amortization and depreciation, a $9 million decrease in unrealized gains on equity and other investments, and a $7 million increase in excess and obsolete inventory-related charges, partially offset by a $31 million increase in deferred tax benefit. Net income for the nine months ended July 31, 2024 includes a $61 million benefit for the settlement of a Malaysia uncertain tax position. See Note 5, “Income Taxes,” for additional information.
•The aggregate of accounts receivable, inventory and accounts payable provided net cash of $75 million during the first nine months of fiscal 2024 compared to net cash used of $148 million in the same period last year, primarily due to timing of collections relative to revenue, a lower increase in inventory and lower payments. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•For the nine months ended July 31, 2024, we recorded a discrete tax benefit of $165 million related to the U.S. intangible asset amortization deduction for purposes of determining income or loss under IRC § 951A(c) and amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized a long-term tax receivable in the condensed consolidated balance sheet. See Note 5, “Income Taxes,” for additional information.
•For the nine months ended July 31, 2023, we terminated forward-starting interest rate swap agreements resulting in proceeds of $107 million. See Note 9, “Derivatives,” for additional information.
•Other movements in assets and liabilities used net cash of $217 million during the first nine months of fiscal 2024 compared to net cash used of $48 million in the same period last year, primarily driven by lower cash from deferred revenue, payments on settlement of foreign exchange forward contracts associated with the ESI Group acquisition, lower income and other tax accruals, net of payments, and changes in other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities increased $531 million during the nine months ended July 31, 2024 compared to the same period last year. For the nine months ended July 31, 2024, we used $673 million, net of cash acquired for payments towards acquisitions, including $477 million, net of $35 million cash acquired, for the acquisition of the controlling block of ESI Group shares. See Note 2, “Acquisitions,” for additional information. For the nine months ended July 31, 2023, we used $85 million, net of cash acquired, to acquire Cliosoft. Excluding payments for acquisitions, net cash used for investing activities decreased $57 million, driven by $42 million lower investments in property, plant and equipment, and $15 million from other net investing activities.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, treasury stock repurchases, and transactions with non-controlling interests in partially-owned consolidated subsidiaries.
Net cash used in financing activities increased $494 million during the nine months ended July 31, 2024 compared to the same period last year, primarily due to $458 million used for the acquisition of the non-controlling interest in ESI Group, $24 million used for repayment of debt assumed as part of the ESI Group acquisition, $13 million higher treasury stock repurchases, $7 million used for payment of bridge loan facility fees, and $10 million used for other financing activities, partially offset by $18 million lower tax payments related to net share settlement of equity awards.
Treasury Stock Repurchases
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $635 million remained as of July 31, 2024. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See “Issuer Purchases of Equity Securities” under Part II Item 2 for additional information.
Debt

	July 31, 2024	October 31, 2023
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving Credit Facility	$750	$750
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2024 and October 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2024.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. We incurred costs in connection with the Bridge Facility of $7 million that are included in “other current assets” in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility.
ESI Group debt and credit facility assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, of which $10 million was payable within one year. The debt included a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the nine months ended July 31, 2024, we repaid the debt assumed as part of the acquisition.
As part of the ESI Group acquisition, we assumed a revolving credit facility of 10 million euros that was subsequently terminated in April 2024.
See Note 10, “Debt,” for additional information.

Cash and cash requirements
Cash

	July 31, 2024	October 31, 2023
	(in millions)
Cash, cash equivalents and restricted cash	$1,649	$2,488
U.S.	$686	$362
Non U.S.	$963	$2,126
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
On March 28, 2024, we announced our intention to acquire the entire share capital of Spirent Communications PLC (“Spirent”) for cash consideration of 199 pence per Spirent share, which reflects a valuation of $1,463 million on a fully diluted basis. Spirent shareholders will also be entitled to receive a special dividend of 2.5 pence per Spirent share, in lieu of any final dividend for the year ended December 31, 2023 (together with the cash consideration of 199 pence per share). The acquisition is expected to be completed during the first half of fiscal year 2025, pending regulatory clearances.
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Cash requirements related to tax liabilities include uncertain tax positions, which increased by $29 million from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 due to current year increases in reserves. Additionally, with regard to the U.S. transition tax liability, $18 million moved from amounts due later than one year to amounts due within one year. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2024, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and expect to contribute $2 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See Note 11, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
We expect capital spending to be approximately $150 million in 2024, primarily for investments in capacity expansion and technology investments.
As of July 31, 2024, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There were no material changes during the nine months ended July 31, 2024 to this information reported in our 2023 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 3, 2021, we entered into a Consent Agreement with the Directorate of Defense Trade Controls, Bureau of Political-Military Affairs, Department of State (“DTCC”) to resolve alleged violations of the Arms Export Control Act and the International Traffic in Arms Regulations (“ITAR”). Pursuant to the Consent Agreement, we were assessed a penalty of $6.6 million to be paid over three years, $2.5 million of which was suspended and designated for remediation activities over three years, including employment of a special compliance officer. The suspended portion of the penalty was satisfied by amounts spent on qualifying compliance activities. On April 23, 2024, we made the final payment on the penalty, bringing the total amount paid to $4.1 million. On May 3, 2024, we submitted a certification letter to the DTCC certifying that Keysight had implemented all aspects of the Consent Agreement and that Keysight’s compliance program is adequate to identify, prevent, detect, correct, and report violations of the ITAR. On May 22, 2024, the DTCC closed the Consent Agreement based on this certification and their conclusion that Keysight had fulfilled the terms of the Consent Agreement.
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022 Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent. We deny the allegations and are aggressively defending each case.
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
In addition, global and regional macroeconomic developments, such as increased unemployment, decreased income, uncertainty related to future economic activity, volatility in financial markets, reduced access to credit, increased interest rates, volatility in capital markets, decreased liquidity, uncertain or destabilizing national elections and reactions to national election results or political violence and unrest in the U.S., the U.K., Europe, and Asia, and negative changes or volatility in general economic conditions in the U.S., Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers, including distributors, due to economic volatility or negative changes could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
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
•conflicting regulatory requirements within the jurisdictions in which we operate;
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
Nationalistic economic policies and political trends such as opposition to globalization and free trade, sanctions or trade restrictions, including those on advanced computing and semiconductor manufacturing, withdrawal from or re-negotiation of global trade agreements, tax policies that favor domestic industries and interests, and other similar actions may result in conflicting local or regional requirements, increased transaction costs, reduced ability to hire employees, reduced access to supplies and materials, reduced demand or access to customers, and inability to conduct our operations as they have been conducted historically. Each of these factors may adversely affect our business.
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
As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring solutions to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourced vendors could cause disruptions or delays. In addition, we outsource significant portions of our information technology (“IT”) and other administrative functions. Since IT is critical to our operations, any failure of our IT providers to perform could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues and unrealized efficiencies and could impact our results of operations and stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.
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
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the quarter, the company concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded regulatory authority and the intangible asset amortization should be deductible. The company amended its U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the consolidated financial statements. The GILTI tax benefit for the fiscal year 2024 amortization is included in the annual effective tax rate, and the Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033.
The company believes the position meets the more likely than not recognition threshold. The company intends to vigorously defend its position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded, which may impact our financial statement and our profitability in the quarter in which such a reversal is required.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expired July 31, 2024. We are pursuing options to renew the Singapore tax incentive with retroactive effect to August 1, 2024. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we will lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. We believe that we will satisfy such conditions, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied.
Our taxes could increase if the Singapore incentive is not renewed or if the existing Malaysia incentive is revoked or not renewed upon expiration. We cannot guarantee that we will qualify for any new incentive regime that may exist going forward. As a result, our effective tax rate could be higher than it would have been had we renewed the tax incentive and could harm our operating results after tax.
Global health crises could have a material impact on our global operations, our customers and our vendors, which could adversely impact our business results and financial condition.
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
In May 2021, the company disclosed its commitment to achieving net zero Scope 1 and Scope 2 emissions by the end of fiscal year 2040. The company plans to meet this commitment by reducing energy consumption through efficiency and conservation measures, investments in renewable energy and selective purchase of certified offsets for residual emissions. The company also committed in September 2021 to developing approved science-based targets in line with limiting global warming to 1.5 degrees Celsius above pre-industrial levels. In addition to Scope 1 and Scope 2 emissions defined by our net zero goal, the company has developed Scope 3 reduction and engagement targets across relevant categories as part of our commitment to science-based targets, which were approved by Science Based Target Initiative (“SBTi”) on October 27, 2023. The development and implementation of goals and targets may require significant and expensive capital improvements, changes in product development, manufacturing processes and shipping methods. These changes may materially increase the cost to manufacture and ship products and solutions, result in price increases to customers, reduce product or solution performance, and create customer dissatisfaction, potentially adversely impacting our revenue and profitability.
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
From time to time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent. Although we deny the allegations and are aggressively defending each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict.
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
If we experience a significant cybersecurity attack or disruption in our IT systems or our products, our business, reputation, and operating results could be adversely affected.
We rely on several centralized IT systems as well as cloud-based service providers to provide solutions and services, maintain financial records, retain sensitive data such as intellectual property, proprietary business information, and data related to customers, suppliers, and business partners, process orders, manage inventory, process shipments to customers and operate other critical functions. The ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals.
Despite the implementation of network security measures by us and our third-party service providers, our network and our data may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, employee training and routine updates and modifications. Despite our efforts and those of our service providers to create these security barriers, as new threats emerge it is virtually impossible to entirely eliminate this risk. Cybersecurity attacks are evolving and include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that efforts to reduce the risk of such attacks will be successful.
Our products may contain vulnerabilities that could be exploited by cybersecurity attackers, allowing them to introduce malicious code into our products to gain access to customer networks. Such attacks could lead to disruptions to our customers’ operations or processes, system downtime, financial loss, loss of their intellectual property, business information and proprietary data, or corruption of data, which could impact Keysight’s reputation, and result in loss of confidence in our products, loss of orders, and loss in revenue, which could materially impact our financial results. We proactively scan for vulnerabilities in our product lines. When vulnerabilities are discovered, we respond with a predefined Product Security Response Process to address the vulnerability, but we cannot eliminate the possibility of a successful cybersecurity attack or exploitation of undiscovered vulnerabilities.
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
In addition, our IT systems and those of our service providers may be susceptible to damage, disruptions, instability, or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, implementation of new operational systems or software or upgrades to existing systems and software, catastrophes, or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets, such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions, and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
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
We have developed internal data handling policies and practices to comply with the General Data Protection Regulation (“GDPR”) in the European Union and data privacy regulations similar to GDPR in other jurisdictions. Our existing business strategy does not rely on aggregating or selling personally identifiable information, and as a general matter Keysight does not process personally identifiable information on behalf of our customers. We devote resources to keep up with the changing regulatory environment on data privacy in the jurisdictions where we do business. There has been increased regulatory scrutiny of the use of “big data” techniques, machine learning and artificial intelligence. Despite our efforts, no assurance can be given that we will be compliant with data privacy regulations. New laws, amendments, or interpretations of regulations, industry standards, and contractual obligations relating to data privacy may require us to incur additional costs and restrict our business operations. If we fail to comply with GDPR or other data privacy regulation, we may be subject to significant financial fines and civil or criminal penalties, and may suffer damage to our reputation or brand, which could adversely affect our business and financial results.
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
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of certain of Centripetal’s German patents, and in April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 377 of the Tariff Act and should be enjoined from importing certain products that are manufactured outside of the U.S. and alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent.
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
Some of our properties have been the subject of remediation by HP Inc. (“HP”) for subsurface contaminations that were known at the time of Agilent's separation from HP in 1999. In connection with Agilent's separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect of facilities transferred to us in the separation. As a result, HP will have access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KEYS.” The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including, but not limited to:
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
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that some shareholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85 percent of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of shareholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2024.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2024 through May 31, 2024	228,506	$143.53	228,506	$751,817,974
June 1, 2024 through June 30, 2024	309,310	$136.55	309,310	$709,582,221
July 1, 2024 through July 31, 2024	536,205	$139.87	536,205	$634,582,438
Total	1,074,021		1,074,021

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended July 31, 2024, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

			Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate number of securities to be sold(1)	Plan expiration date

Satish Dhanasekaran	Adoption	June 4, 2024	☒	☐	43,433	June 2, 2025
President and Chief Executive Officer
Soon Chai Gooi	Adoption	May 30, 2024	☒	☐	10,589	December 6, 2024
Senior Vice President, Order Fulfillment and Digital Operations
Jeffrey K Li	Adoption	June 4, 2024	☒	☐	10,802	December 6, 2024
Senior Vice President, General Counsel, and Secretary
John Page	Adoption	June 28, 2024	☒	☐	20,327	June 27, 2025
Senior Vice President and President of Global Services

(1)	The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. Any underlying performance share awards being calculated at target.
During the three months ended July 31, 2024, there were no terminations of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit
Number	Description

10.1	Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*

10.2	Keysight Technologies, Inc. Global Stock Option Award Agreement*

10.3	Keysight Technologies, Inc. Global Performance Award Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KEYSIGHT TECHNOLOGIES, INC.

Dated:	August 29, 2024	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 29, 2024	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)