Form 10-K
period 2024-10-31
Keysight Technologies, Inc.
filed 2024-12-17
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended October 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2024 was approximately $20 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 12, 2024, there were 173,172,764 shares of our common stock outstanding.

____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on March 20, 2025 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2024 are incorporated by reference into Part III of this Report.
III

Forward-Looking Statements
This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, changes in interest rates, the existence of political or economic instability, uncertainty related to the impact of national elections results in the U.S. and UK, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part I Item 1A and elsewhere in this Annual Report on Form 10-K.
PART I
Item 1.  Business
Overview
Keysight Technologies, Inc. (“we,” “us,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
Keysight’s portfolio of hardware, software, and services enables our customers’ engineering workflows as they design, manufacture, deploy, and optimize their products and solutions. Our revenue is derived primarily from solutions addressing research and development (“R&D”) applications, and to a lesser degree, applications in manufacturing and operations. The accelerating pace of technological innovation and engineering intensity are long-term secular drivers of demand for Keysight’s solutions and services. We serve a global set of customers in over 100 countries across a wide range of industry segments, including communications, aerospace defense, government, automotive, energy, industrial, general electronics, and semiconductor.
We generated $5.0 billion, $5.5 billion and $5.4 billion of revenue in 2024, 2023 and 2022, respectively. Revenue, income from operations and assets by business segment as of and for the fiscal years ended October 31, 2024, 2023 and 2022, are provided in Note 16, “Segment Information,” to our consolidated financial statements.
Keysight Leadership Model
We trace our heritage back over 80 years to the beginning of Silicon Valley. The fundamental elements of our culture are represented in our Keysight Leadership Model (“KLM”), which provides a framework for sustained value creation for customers, shareholders, and employees. The KLM centers on delivering customer success via a continuous activity system and core values that guide and drive our actions as a company and as individuals. The activities are summarized as an ongoing cycle of market insight that drives capital allocation and yields timely solutions that are optimized via operational excellence. More information on the KLM can be found at https://about.keysight.com/en/companyinfo/leadership.shtml.
Competitive Advantages
Keysight conducts business globally with over 40,000 end customers each year, including many Fortune 1000 companies that are developing new electronic technologies, networks, systems, devices, and components. The following advantages enable us to deliver on our commitment of sustained value creation for our stakeholders.
Deep, long-term global customer relationships
Keysight’s history of collaborative innovation is demonstrated by our service to leading companies across the diverse markets that we address. Our customers trust Keysight to deliver the technological expertise, leading-edge capabilities, and broad solutions portfolio that they need to achieve their product development goals. Keysight employs a comprehensive global direct sales channel with experienced management and highly technical sales and application engineers, including a strong local presence in emerging markets. These sales personnel are supported by tight collaboration with the engineering teams who create the solutions used by our customers so that problems can be addressed efficiently, and solutions enhanced quickly, to enable customer success.
Our legacy of over 80 years of contribution in measurement science and the resulting breadth of our products and solutions yields a large, global installed base. This base of customers enables a large and growing services portfolio and offers additional sales opportunities as customers upgrade their products over time.
Unique technology expertise and capabilities
Keysight is a technology-driven company, investing in R&D to align our business with available markets and position the company for growth. As our customers’ trusted test and measurement partner, we innovate at the leading edge of the technologies they seek to utilize in their electronic systems under development. We employ a combination of strategies to lead in this area, including engagement with top standards bodies and industry consortia and close collaboration with top research programs in universities and industry. Our central R&D team, Keysight Labs, focuses on developing breakthrough hardware and software technologies that are deployed in application-specific contexts by our business engineering teams. We develop and incorporate proprietary semiconductor and packaging technology to address the specific needs of our solutions, enabling differentiated performance within our industry.
Differentiated, first-to-market solutions portfolio
Keysight’s industry-focused organizational structure emphasizes our engagement with leading customers across our end markets. We leverage these relationships, together with our technology expertise, to identify market opportunities and seek to maximize the lifecycle value of our design and test contributions beginning in R&D. Our development teams leverage the broad array of Keysight hardware, software, and services, adding new capability as necessary, to create market-leading solutions. Providing leading-edge, application-focused solutions for our customers in line with their project schedules is key to our differentiation and value delivery and facilitates the continuous advancement of electronics technology. With a software- and customer-centric focus, we continue to make strategic investments to expand the R&D mix of our revenue and grow the software and services content of our business, which has the added benefit of increasing recurring revenue.
Durable and resilient business model
Our operating model incorporates cost structure flexibility that has allowed Keysight to deliver profitability across a range of economic and market conditions. We employ variable pay mechanisms across our entire employee population and complement this with the strategic use of contingent staffing. We have a diversified go-to-market approach with indirect sales partners and electronic commerce to complement our direct sales force. This approach provides flexibility with the added benefit of expanding our reach and providing improved transactional purchase capability. We use a centralized order fulfillment organization that supplies solutions to customers worldwide, allowing us to leverage the scale of our business to provide high-quality products while maintaining competitive margins. We complement our in-house capabilities with an extensive network of suppliers and subcontractors, which allows us to adapt to changing market conditions. The durability and resilience of our business model has provided strategic flexibility and enabled the company to continue to allocate capital and invest in growth through different market environments.
Innovative culture
Keysight's culture has at its foundation the operating principles and values embodied in the KLM, with innovation as a key source of our strength. Our employees around the world embrace these principles and deliver industry-leading capabilities across a range of fields that are not only technical in nature but encompass a wide range of contributions to our business, customers, and shareholders. Keysight continues to be recognized as an employer of choice. We strive to enable employee growth in a diverse, inclusive, and respectful work environment that offers challenging assignments, development opportunities, competitive compensation, and a safe workplace. This environment supports our employees to achieve their full potential and enables collaboration to innovate at the speed of our customers.
Strategic Priorities
Keysight’s business strategy is exemplified in four key objectives:
Invest to deliver differentiated, first-to-market solutions
This priority is central to our value contribution for our customers in their world of increasing technology complexity and decreasing time-to-market. To this end, our intent is to invest approximately 16% of our revenue in R&D annually over the cycle. In 2024, R&D investment totaled $919 million. We employ vertical technology integration that leverages investments in core hardware technology, such as advanced semiconductor capability provided by our in-house fab, custom packaging from our technology centers, and other unique competencies. We integrate these hardware technologies with core software functionality enabled by our software engineering teams (representing the majority of our R&D staff) and accelerated by leveraging our broad portfolio. We then add relevant services to deliver differentiated solutions that meet the needs of the market. Deep relationships with market-defining customers provide detailed understanding of their needs and schedules. This enables us to work at our customers’ pace to deliver solutions that enable their development cycles with first-to-market timing.
Capture opportunities in our served addressable market and expand in attractive adjacencies
Building on our industry-leading position, we are investing to capitalize on emerging technologies, expanding our portfolio of solutions and engaging earlier in our customers’ design and innovation life cycles to enhance our value and target technology inflections. This is an important aspect of our capital allocation strategy to deliver sustainable and profitable growth. We continue to work on multiple potential vectors for growth as we expand Keysight’s contributions across the technology stack, building on our core strength in physical layer test and adding new protocol layer test and system emulation capabilities, as well as new application layer solutions that address opportunities in design and data management. In 2024, we acquired ESI Group SA (“ESI Group”), broadening our software offerings with the addition of computer-aided engineering solutions. In addition, we enhanced our security offerings with the acquisition of Riscure Holding B.V., providing testing solutions and software for semiconductor, embedded systems, and Internet of Things (“IoT”) devices, and extended our range of radio frequency (“RF”) and microwave (“uW”) instruments with the acquisition of AnaPico AG. In fiscal 2024, we announced our intention to acquire Spirent Communications PLC to complement our position in communications test, and entered into a definitive agreement with Synopsys, Inc. (“Synopsys”) to acquire Synopsys’ Optical Solutions Group to further broaden our design engineering software portfolio.

Grow recurring revenue
This component of our strategy benefits from the increasing software content in our solutions and emphasizes delivering continuous value to our customers throughout the solution lifecycle. It also leverages our broad services portfolio as we provide unique and high-value services to extend the value of our solutions. We have a dedicated global enterprise software sales force to drive this priority and maximize cross-selling opportunities across our go-to-market channels.
Be good stewards of capital
Keysight strives to be a good steward of capital. Leveraging the strength of our differentiated portfolio and flexible operating model, together with our strong balance sheet and cash generation, we maintain our disciplined approach to capital allocation, balancing investment for organic growth, mergers and acquisitions, and return of capital.
Broad Portfolio of Design and Test Solutions
Keysight delivers a portfolio of products and solutions that enable our customers to efficiently develop, deploy, and optimize their product offerings. The main components of our portfolio are hardware, software, and services that are delivered on a standalone basis or combined into application-specific solutions. Application-specific solutions employ a software-centric approach that directly leverages the breadth of our portfolio by combining relevant hardware, software, and services into solutions that address high-value applications and industry-specific requirements. This approach allows Keysight to deliver differentiated value to our customers, built from a foundation of industry-leading products and services that can be configured to meet their needs.
Hardware products include a broad range of platforms delivering precise measurement and control of numerous electrical and information properties in signals. These products consist of modular and integrated instruments in a variety of form factors. Some of the major product categories are:
•Spectrum and Signal Analyzers – a line of products providing detailed analysis of complex communications and radar signals across a wide range of frequencies, including radio frequency, microwave, and optical.
•Network Analyzers – an array of products providing detailed characterization of the behavior of electronic components and subsystems when stimulated by a range of input signals.
•Power Analyzers – a range of products to accurately measure voltage, current, and power characteristics of an electronic device or system under a range of operating conditions.
•Protocol Analyzers – a range of products allowing the debug, validation, and optimization of electronic systems employing various protocols for data transmission, usually defined by widely adopted standards, such as PCI Express (“PCIe”) or Universal Serial Bus (“USB”), as well as others.
•Oscilloscopes – a range of products offering precise visualization, debug, and characterization of time domain signals across a wide range of operating conditions.
•Digital Multimeters – a range of products in a variety of form factors delivering accurate and reliable measurement of basic electrical parameters.
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

Software represents a crucial component of our strategy to deliver differentiated, first-to-market solutions to our customers. Our open and scalable PathWave software platform accelerates our ability to deliver application-specific measurement solutions that integrate our instruments into connected workflows with automation, data management, and analytics. Keysight’s software products are characterized in the following three categories:
•Instrument software applications are designed to optimize the value that our customers derive from our instruments, providing faster insight and analytics by integrating the instrument’s hardware and software into an application-focused solution. This approach typically builds on the basic software used to operate our instruments by adding software applications to deliver measurements tailored to a specific application. For example, customers may purchase a signal analyzer equipped with a software application to analyze specific signals such as those used in satellite communications.
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
•Our standalone software solutions enable customers to address their design, simulation, emulation, test automation, and quality assurance needs in the R&D lab and beyond. These solutions enable our customers to efficiently develop robust product designs and translate them into physical products. Our software test automation platform uses artificial intelligence and machine learning to accelerate customer productivity in software test creation and execution.
Keysight Global Services provides support services to enable our customers’ success with their Keysight products and solutions. Our global scale is complemented by localized presence with trained engineers and technicians delivering our services via regional support centers located near customers or on-site teams. This approach increases the efficiency and uniformity of our services offerings and allows for close collaboration with our engineering and go-to-market teams. Our services offerings are summarized as follows:
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
Operating Segments
We have two reportable operating segments, the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (‘EISG”).
Communications Solutions Group
CSG serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense, and government end markets. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
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

Keysight’s commercial communications customers develop and deploy communications products and services and operate communications networks around the world. Our customers represent a diverse group of suppliers across the global industry value chain and include original equipment and contract manufacturers supplying wireless and wireline semiconductors, chipsets, modules, and devices. Our customers also include network equipment manufacturers (“NEMs”) as well as those operating communications and computing networks, including enterprises, communications network service providers, and cloud computing service providers.
These customers require design, simulation, and measurement tools to validate the correct functional operation, conformance to standards, and parametric performance of their products and systems under development. Their needs span the wide range of technologies employed in modern wired and wireless communications system designs such as 5G, 6G, 800Gb/sec, 1.6Tb/sec, and many others. These needs have also evolved rapidly given the continuous advancement of digital, communications, and computing standards. Keysight’s broad portfolio of products and solutions serve their many specific applications, accelerating the development, validation, quality manufacturing and deployment of their products and services, as well as aiding in their secure and efficient operation, service, and repair.
Aerospace, Defense, and Government
The market for Keysight’s aerospace, defense, and government solutions consists of applications addressing secure and highly reliable communications, space and satellite equipment development and operations, and government research across a wide spectrum of electronics technologies used in aerospace and defense. General applications include electromagnetic spectrum operations (e.g., communications, radar, signal intelligence), cybersecurity, and others, often incorporating ruggedized and high-reliability designs for military equipment. Research applications are wide-ranging and include areas such as quantum communications and computing, cyber-physical control systems, energy as well as materials science research.
Our aerospace, defense, and government customers are research agencies and manufacturers serving the aerospace and defense industries, including commercial and government customers and their contracted suppliers. Commercial suppliers include aerospace, defense, and satellite equipment prime contractors, subcontractors, and related component suppliers. Government customers include a range of government agencies, such as departments and ministries of defense, security agencies, and related government research entities. Our customers need to accelerate the modernization of their defense systems to realize the benefits of the continuous evolution in electronic systems. They strive to embrace new space, energy, and communications advances, and ensure secure supply chains. These customers require design, simulation, and measurement tools to accelerate their efforts to ensure the proper operation and performance of the devices and systems they are developing, deploying, and operating. They use Keysight’s products and solutions to explore design alternatives, validate their component and system designs and prototypes, ensure quality manufacturing, and operate, service, and repair their systems in the field.
Electronic Industrial Solutions Group
EISG serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience. Our recent acquisition of ESI Group expands our application layer portfolio with simulation capabilities in automotive and general electronics.
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
General Electronics
The market for Keysight’s general electronics solutions spans a broad set of design and measurement applications that enable electronics designers and manufacturers across a wide range of industrial and academic settings. These applications represent basic and advanced design, simulation, and measurement capability that support the electronics industry and is driven by digital transformation and the growth of connected devices (IoT), including consumer electronics, digital health applications, smart manufacturing, and the growth of digital classroom learning.
Our general electronics customers include design teams in leading and emerging companies that are innovating to bring higher levels of connectivity, utility, and automation, along with new business models, to their customers. In many cases they are embracing new communications technology and working to incorporate the latest electronics to enable longer battery life, higher performance, or other differentiators for their systems. Keysight's design and measurement solutions accelerate our customers’ development and productization processes.
The following discussions include information common to each of our businesses.
Competition
Keysight operates in a highly competitive and rapidly changing global marketplace. We believe that our technology leadership serves as a competitive differentiator. The proprietary software and hardware technologies developed by our R&D technology centers around the world enable many Keysight products to deliver differentiated design and measurement solution capability to address our customers’ engineering requirements. We compete with a variety of organizations that offer similar services and solutions, but none of our competitors offer the full range of product and services at the scale we do or serve all the same markets in the aggregate or by segment. Our competitors include companies or divisions of companies with substantial sales, marketing, research, and financial capabilities, as well as well-established regional competitors who are more specialized than we are in particular markets. We also face increased competition in a number of our served markets as a result of the entry of new competitors or consolidation among industries or customers. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
Research and Development
We are committed to investing in R&D and have focused our development efforts on strategic opportunities that align our business with available markets and position the company for growth. Our R&D investments focus on the development of first-to-market solutions with differentiated software and hardware, as well as improvements to existing software and hardware products to provide complete customer solutions addressing the evolving requirements of industries that we serve. We conduct R&D in four principal areas: enabling technologies, system design, simulation, and measurement, with the aim of building a strong foundation for next-generation and longer-term solutions. Our most significant technology development centers are in the United States (California, Colorado and Texas), India, Germany, Malaysia, Romania, China, Japan, Spain, Singapore, United Kingdom and France. We anticipate that we will continue to maintain R&D expenditures to deliver a continuous flow of innovative, high-quality customer solutions, products, and services.

Sales
Our Chief Customer Officer is responsible for developing and executing the company’s customer-centric vision by enhancing the end-to-end customer experience, enabling customer success through the seamless delivery of first-to-market solutions to a diverse, global customer base, and expanding Keysight’s go-to-market strategies across all regions and ecosystems. Our direct sales force focuses on addressing the needs of our global and regional customers by selling Keysight products, systems, solutions, software, and services. Keysight’s direct sales force consists of sales and application engineers who have in‑depth knowledge of the customers’ business and technology needs. Our direct sellers concentrate on providing more complex, end-to-end solutions where customers require strategic consultation. Our application engineers bring deep solution and application expertise to provide a combination of consulting, systems integration and software engineering services that span all stages of the sale, deployment and support of our complex systems and solutions. We also have a global software subscription and renewals channel, selling our standalone enterprise software solutions including computer-aided engineering and design workflow solutions. Together, all of our direct sales organizations serve customers globally across the commercial communications, aerospace, defense, and government, automotive and energy, semiconductor and general electronics markets. More than 80 percent of our business comes from customer interactions with our direct sales organization.
To complement our direct sales force, we have over 800 agreements with channel partners around the world. These channel partners include resellers, manufacturer’s representatives, and distributors. They serve thousands of customers across a wide range of end-user markets. They are expected to provide the same level of service and support as our direct sales force for the products they sell and generate new sales opportunities to extend our reach. In addition, we work with a number of strategic solution partners who add value to our products and solutions for certain verticals like network application and test. Electronic commerce and telesales channels are also in place for transactional, lower-touch sales.
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
Manufacturing and Materials
We utilize a combination of both in-house manufacturing and contract manufacturers to maximize our productivity and our ability to respond to market conditions. Our in-house manufacturing efforts are focused on the highest value added, more complex and highly technical aspects of production. We use contract manufacturers for assembly and printed circuit board production. We have centralized manufacturing in Penang, Malaysia, our largest manufacturing facility, which focuses on the final assembly of our most sophisticated instruments and on tuning, calibration and test of instruments across the broader portfolio. Our other principal finished good manufacturing facilities are in California and Colorado in the United States, and Germany and Japan outside of the United States. We also operate three technology centers located in Santa Rosa, California; Colorado Springs, Colorado; and Boeblingen, Germany that collectively provide key components and sub-systems for our instruments, including microwave monolithic integrated circuits, thick and thin film circuits, optical components, high-speed probes, precision machining, and plating. Our technology centers provide a competitive advantage by developing and manufacturing differentiated technology components with performance levels that are not commercially available. We plan our supply chain based on forecasts, and generally manufacture and configure the finished products upon receipt of firm orders.
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

Human Capital
We have a diverse and inclusive work environment, where employees are offered challenging assignments, development opportunities, competitive salaries and a safe workplace. We believe our culture, which fosters employee inclusion, engagement, and innovation, is a competitive advantage. We are committed to maintaining a work environment founded on respect for all. As of October 31, 2024, we had approximately 15,500 employees worldwide. Of those employees, 5,100 are located in the Americas (including 4,900 in the United States), 3,400 are located in Europe, and 7,000 are located in Asia Pacific. Our total headcount includes employees of companies acquired by us during the fiscal year. All other metrics exclude employees of acquired companies until such time as employees are fully integrated into Keysight’s human resources systems.
Our core values and culture reflect a commitment to ethical business practices and outstanding corporate citizenship. Our Keysight Standards of Business Conduct (“SBC”) govern our dealings with our customers, competitors, suppliers, third-party partners, as well as with our fellow employees, and is available for review on our website.
Oversight and Governance
The Chief People and Administrative Officer (“CAO”) is responsible for developing and executing the company’s human capital strategy. The CAO is responsible for developing and integrating the company’s diversity, equity, and inclusion priorities and strategy. The Chief Executive Officer and CAO regularly update our board of directors and the Compensation and Human Capital Committee on human capital matters. We provide multiple avenues for employee input. Our “Open-Door Policy” provides employees with direct access to any level of management to discuss ideas, get input on career development, and discuss concerns in a constructive manner.
Hiring, Retention and Succession Planning
Our talent acquisition and Human Resources teams work with business leaders to understand and align on how our business goals and strategies impact our talent needs.
We continue to develop our leadership capability. Succession planning sessions are conducted annually in each business and at many levels in the organization, including the executive level. Globally, many of our employees possessing valuable skills and historical information are eligible to retire. We have developed knowledge transfer practices and programs to enable us to retain critical knowledge.
The average tenure of our employees is 12.6 years. Our three-year average employee turnover rate was approximately 7.3 percent and has been lower than the industry average for the past five years.
Diversity and Equal Employment Policy
We are committed to maintaining a work environment that is free from harassment and discrimination. The value we place on culture helps us attract and retain the best talent and drive high performance through innovation and collaboration. In an effort to enable employees to be successful, we provide mentoring programs, inclusive benefits, access to employee network groups, and training for every stage of employment.
As of October 31, 2024, women represented 31.2 percent of our global workforce, and underrepresented minorities represented 45.8 percent of the United States workforce. The percentage of leadership positions (Officer, Senior Vice President, Vice President, Senior Manager, Integrating Manager, Operating Manager and Supervisor) held by women globally was 25.5 percent and the percentage of leadership positions held by underrepresented minorities in the United States was 40.6 percent. At the senior executive level (Officer, Senior Vice President, Vice President), 27.1 percent were women and 34.9 percent were underrepresented minorities. Our Board of Directors has eleven members, three of whom are women, and three are self-identified underrepresented minorities.
Learning and Development
We believe that learning is a lifelong pursuit that creates a mindset of professional growth and continuous improvement. We prioritize on-the-job learning through stretch assignments, development opportunities, and educational resources. Our employees have access to a wide range of programs, workshops, classes, and resources to help them excel in their careers.

Compensation and Benefits
We compensate employees with competitive wages and benefit programs designed to meet employee needs. Our compensation and benefit programs are designed to recognize our employees’ contributions to value creation and business results. We seek to achieve pay parity across our organization and in 2024 maintained a worldwide women-to-men pay parity of nearly 1:1.
Health, Safety and Wellness
We strive to maintain a best-in-class work environment and provide a safe and healthy workplace for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety. We promote the health and wellness of our employees through our employee well-being programs, our employee and family assistance program focused on mental health awareness, and workplace accessibility and accommodations.
Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue (booked as deferred revenue), and orders for goods that were shipped but not yet recognized, awaiting acceptance by customers and/or completion of a commitment to a customer. As of October 31, 2024, our backlog was approximately $2,375 million compared to approximately $2,290 million as of October 31, 2023. The increase in year-over-year backlog is driven by incremental backlog from acquired entities and other business activity. In accordance with our order acceptance policy, we continue to expect the majority of backlog to be recognized as revenue within six months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.
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
Environmental Regulations
Our R&D, manufacturing, and distribution operations involve the use of hazardous substances and are regulated under international, federal, state, and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental, and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated, and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging, and product content requirements. The environmental, product content/disposal, and recycling laws are gradually becoming more stringent and may cause us to incur additional costs in the future.
Some of our properties have been the subject of ongoing remediation by HP Inc. (“HP”) for subsurface contamination that was known at the time of Agilent’s separation from HP in 1999. In connection with Agilent’s separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect to facilities transferred to Keysight in our separation from Agilent on November 1, 2014 (the “Separation”). As a result, HP has access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the Separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations. On December 17, 2021, Keysight and HP signed a restrictive covenant related to our Santa Rosa facility that prohibits certain uses of the property (such as running a daycare facility, hospital, or school) and terminates HP’s remediation obligation related to that facility. HP’s remediation obligations relating to Keysight’s Colorado Springs facility are ongoing.
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

Executive Officers of the Registrant
The following is information regarding our executive officers as of December 1, 2024.
Satish Dhanasekaran, 52, has served as President and Chief Executive Officer of Keysight since May 2022. He served as Senior Vice President and Chief Operating Officer from October 2020 to May 2022. He was Senior Vice President and President of the Communications Solutions Group from July 2017 to October 2020. From May 2016 to July 2017, Mr. Dhanasekaran served as Keysight’s Vice President and General Manager, Wireless Devices and Operators Business Unit. From June 2015 to May 2016, Mr. Dhanasekaran served as the General Manager of the Mobile Broadband Operation, and from November 2014 through June 2015, he led the marketing function for the Signal Analysis and Signal Sources Division.
Neil Dougherty, 55, has served as Executive Vice President and Chief Financial Officer since May 2022 and as Senior Vice President and Chief Financial Officer of Keysight from December 2013 to May 2022. From 2012 to December 2013, Mr. Dougherty served as Vice President and Treasurer of Agilent. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer.
Ingrid Estrada, 60, has served as Senior Vice President, Chief People and Administrative Officer and Chief of Staff since August 2017. Previously, she served as Keysight’s Senior Vice President, Human Resources from December 2013 to August 2017. From 2011 to December 2013, she served as Vice President and General Manager of Global Sourcing of Agilent.
Soon Chai Gooi, 63, has served as Senior Vice President, Order Fulfillment and Digital Software Solutions since October 2020 and as Senior Vice President and President of the Electronic Industrial Solutions Group from November 2015 to October 2020. From December 2013 to November 2015, Mr. Gooi served as Senior Vice President of Order Fulfillment and Infrastructure for Keysight. Mr. Gooi served as President, from November 2012 to September 2013, and as Senior Vice President, from December 2011 to November 2012, of Agilent's Order Fulfillment and Supply Chain.
Jason A. Kary, 56, has served as Senior Vice President and President of the Electronic Industrial Solution Group since November 2024. He served as Vice President, Treasurer and Investor Relations of Keysight from December 2013 to November 2024. From March 2012 to December 2013, Mr. Kary served as Vice President of Finance and Group Chief Financial Officer, Life Sciences Group for Agilent Technologies, Inc. and from March 2010 to February 2012 as Vice President of Finance, Global Infrastructure and Enterprise Financial Planning and Analysis.
Jeffrey Li, 55, has served as Senior Vice President, General Counsel, and Secretary since July 2019. From December 2013 to July 2019, Mr. Li served as Vice President, Assistant General Counsel, and Assistant Secretary of Keysight, and as Senior Counsel of Agilent from 2011 to December 2013.
Kailash Narayanan, 51, has served as Senior Vice President and President of the Communications Solutions Group since November 2021. From November 2020 until November 2021, Mr. Narayanan served as President of the Commercial Communications business. He served as Vice President and General Manager, Wireless Test Business Unit, from September 2017 to November 2020, and was Vice President and General Manager, Wireless Devices from May 2016 to September 2017. From November 2014 to May 2016, Mr. Narayanan served as R&D Senior Manager of Mobile Broadband Operation.
John Page, 60, has served as Senior Vice President and President of Global Services since November 2015 and most recently served as Vice President of Business Finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010 to 2014.
Lisa Poole, 59, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since August 2023. From May 2022 to August 2023, Ms. Poole served as Vice President, Assistant Corporate Controller. Ms. Poole served as Senior Director, Global Financial Reporting and Compliance from May 2021 to May 2022, and from March 2014 to May 2021, she served as the Director, External Financial Reporting.
Mark Wallace, 59, has served as Senior Vice President, Chief Customer Officer since September 2022 and as Senior Vice President of Worldwide Sales from November 2016 to September 2022. From November 2014 to November 2016, Mr. Wallace served as Vice President and General Manager of Americas Field Operations. From November 2011 to November 2014, he served as Americas Field Operations Vice President of Agilent's Electronic Measurement Group.
Sung (Steve) J. Yoon, 58, has served as Senior Vice President, Global Sales since November 2024. Mr. Yoon served as Vice President, Americas Sales Operations from February 2021 to November 2024. From May 2016 to February 2021, he served as a National Sales Manager in the Americas Sales Organization. Prior 2016, Mr. Yoon served in various district and regional sales management roles.

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
Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Global and regional economic uncertainty, inflation and potential recession has and may continue to impact our business, resulting in:
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
In addition, global and regional macroeconomic developments, such as increased unemployment, uncertainty related to future economic activity, volatility in financial markets, reduced access to credit, changing interest rates, volatility in capital markets, decreased liquidity, uncertain or destabilizing national elections and reactions to national election results, political violence and unrest in the U.S., the U.K., Europe, and Asia, and negative changes or volatility in general economic conditions in the U.S., Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers due to economic volatility could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
Economic, political, and other risks associated with international sales and operations could adversely affect our results of operations.
Because we operate our businesses and sell our solutions worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including, but not limited to:
•inability to conduct business in certain countries or regions or with certain customers due to U.S. sanctions or trade restrictions;
•inability to sell certain products, technologies, or services to countries, regions, facilities, or customers due to sanctions or trade restrictions;
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
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions and the decision to discontinue our operations in Russia, the war between Israel and Hamas, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in additional closure of facilities in sanctioned countries. In addition, international conflict could further result in global or regional market instability; increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; and increased risk of cybersecurity attacks, which could adversely impact our financial results.
Our operating results and financial condition could be harmed if the markets into which we sell our solutions decline or do not grow as anticipated.
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to factors such as inflation, the potential for recession, increased geopolitical tensions, including regional conflict and war, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Our customers’ markets may also be affected by changes in the legal regulatory regime. If our customers’ markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

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
Our customers and suppliers have at times become subject to U.S. export restrictions and sanctions, such as being added to the U.S. Department of Commerce’s “Lists of Parties of Concern” and having U.S. export privileges denied or suspended. When a customer or supplier of ours becomes subject to such sanctions, we suspend our business with such customer or supplier. Because of the continued tense political and economic relationship between the U.S. and China and between the U.S. and Russia, new restrictions or sanctions have been imposed with little notice, which could leave us without an adequate alternative solution to compensate for our inability to continue to do business with such customer or supplier. Some of our suppliers and customers in the supply chain are working on unique solutions and products in the market, and it may be difficult if not impossible to replace them, especially with short notice. We cannot predict what impact future sanctions could have on our customers or suppliers, and therefore, our business. Any export restrictions or sanctions and any tariffs or other trade restriction imposed on our customers or suppliers could adversely affect our financial condition and business.
Failure to introduce successful new solutions and services in a timely manner to address increased competition, rapid technological changes, and changing industry standards could result in our solutions and services becoming obsolete.
We generally sell our solutions in industries that are characterized by increased competition through frequent new solution and service introductions, rapid technological changes and innovations and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new solutions, services and enhancements, our solutions and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. Our ability to offer new solutions and services and to deploy them in a timely manner depend on several factors, including, but not limited to, our ability to:
•properly identify and assess customer needs;
•innovate and develop new technologies, applications and solutions;
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We devote significant resources to develop new technologies in the communications, aerospace and defense, automotive and Internet of Things. We invest in R&D, grow and deepen relationships with customers and suppliers, and direct our corporate and operational resources to develop innovative technologies. Our financial results could be harmed if we fail to expand our customer base, if demand for our solutions is lower than we expect, or if our revenue related to our innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
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
As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring solutions to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourced vendors could cause disruptions or delays. We outsource significant portions of our information technology (“IT”) and other administrative functions. Since IT is critical to our operations, any failure of our IT providers to perform could impair our ability to operate effectively. Problems with manufacturing or IT outsourcing could result in lower revenues and unrealized efficiencies and could impact our results of operations and stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to heightened geopolitical uncertainty.
Our operating results may suffer if our manufacturing capacity does not match the demand for our solutions.
Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand is lower than our expectations, our manufacturing capacity will likely exceed our production requirements. During a general market upturn or an upturn in our business, if we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our income, margins and operating results. By contrast, if, during an economic downturn, we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins and operating results.
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
In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Additionally, we occasionally make changes to our internal structure to align business products, services and solutions with market demands and to obtain cost synergies and operational efficiencies. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long-term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions or reorganizations. Further, such third-party transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. Acquisitions and strategic alliances may require us to integrate a different company culture, management team, employees and business infrastructure into our existing operations without impacting the business operations of the newly acquired company. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances performance and expands the markets of the newly acquired company. The acquired company may not enhance the performance of our businesses or product lines such that we do not realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including but not limited to:
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
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, the company concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded regulatory authority and the intangible asset amortization should be deductible. The company amended its U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the consolidated financial statements. The GILTI tax benefit for the fiscal year 2024 amortization is included in the annual effective tax rate, and the Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033.
The company believes the position meets the more likely than not recognition threshold. The company intends to vigorously defend its position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded, which may impact our financial statements and our profitability in the quarter in which such a reversal is required.
If tax laws or incentives change or cease to be in effect, our income taxes could increase significantly.
We are subject to federal, state, and local taxes in the United States and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Any changes to the positions we have taken could result in an impact to our financial statements. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, including the Inflation Reduction Act and The Tax Cuts and Jobs Act in the U.S, regulations, principles, and interpretations in the United States and in other jurisdictions where we do business. With the existence of economic and political policies that favor domestic interests, it is possible that more countries will enact tax laws that either increase the tax rates, or reduce or change the tax incentives available to multinational companies. Upon a change in tax laws in any territory where we do significant business, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The Malaysia tax incentive expires October 31, 2025. The former Singapore tax incentive expired July 31, 2024. We entered into a new Singapore tax incentive agreement effective August 1, 2024. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we will lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. We believe that we will satisfy such conditions, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied.
Our taxes could increase if the existing Malaysia incentive is revoked or not renewed upon expiration. We cannot guarantee that we will qualify for any new incentive regime that may exist going forward. As a result, our effective tax rate could be higher than it would have been had we renewed the tax incentive and could harm our operating results after tax.
If we suffer a loss to our factories, facilities or distribution system due to a catastrophic event, including events caused by the effects of climate change, our operations could be significantly harmed.
Our factories, facilities and distribution system are vulnerable to catastrophic loss due to natural or man-made disasters. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters, which can cause power outages and network disruptions that may impact operations and our ability to manufacture and ship products, which may negatively impact revenue. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake or other natural disasters due to their locations. For example, our production facilities, headquarters and laboratories in California and our production facilities in Japan are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Even where insured, there is a risk that an insurer may deny or limit coverage or may become financially incapable of covering claims. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.
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
We may be required to spend significant resources monitoring our intellectual property rights, and we may or may not be able to detect infringement of such rights by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights in a timely manner, or at all. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to infringe our intellectual property rights and could result in lost revenues to the company. Furthermore, some of our intellectual property is licensed to others, which allows them to compete with us using that intellectual property.
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
Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel, including personnel joining our company through acquisitions. The markets in which we operate are dynamic, and from time to time we may need to respond with reorganizations, reductions in workforce, salary freezes or reductions, or site closings. We believe our compensation packages are competitive within the regions in which we operate. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as launching effective product innovations, meeting financial goals and maintaining or expanding our business.
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
We devote significant resources and time to comply with various internal control over financial reporting requirements, including the Sarbanes Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock or on our access to capital, or cause us to be subject to investigation or sanctions by the SEC.
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
We sponsor several defined benefit pension plans that cover many of our employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of the U.S. plans, and there may be similar funding requirements in the plans outside the United States. Because it is unknown what the investment return on and the fair value of our pension assets will be in future years or what interest rates and discount rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition.
Environmental contamination from past operations could subject us to unreimbursed costs and could harm on-site operations and the future use and value of the properties involved, and environmental contamination caused by ongoing operations could subject us to substantial liabilities in the future.
Some of our properties have been the subject of remediation by HP Inc. (“HP”) for subsurface contaminations that were known at the time of Agilent's separation from HP in 1999. In connection with Agilent's separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect to facilities transferred to us in the separation. As a result, HP will have access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations.
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
We do not currently pay dividends on our common stock. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders fall within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deem relevant.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Our overall information security program applies an enterprise-wide, risk-based approach to information security that enables us to assess, identify and manage risk exposures, including material risks from cybersecurity threats, in a timely manner. Our information security operations and procedures provide a comprehensive Information Security Management System (‘‘ISMS’’) that enable us to maintain the confidentiality, integrity, and availability of information and systems in our environment. Our information security policies are based on National Institute of Standards and Technology (“NIST”) Special Publication (“SP”) 800-171 framework and apply to the entire enterprise.
We have a dedicated Information Security and Compliance organization (“ISC”) that owns and operates the ISMS. The ISC organization reports directly to Keysight’s Chief Information Security Officer (“CISO”) and includes functions such as information security policy management, risk management, vulnerability management, compliance assurance, identify and access management, incident management, security awareness and education and information technology (“IT’’) disaster recovery. Our management team has relevant expertise and experience in understanding risks from cybersecurity threats and overseeing risk management processes. Our CISO is an experienced cybersecurity senior executive with more than 25 years experience in building and leading cybersecurity, risk management and information technology teams.
Our cybersecurity risk management program includes:
•Cybersecurity incident detection and response plan to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
•Risk Assessment: Our enterprise-wide risk management programs and Information Security Review process is designed to identify, assess, document, monitor and report information security risks. Based on this information, we evaluate the likelihood and impact of harmful events and deliver recommendations regarding a response to risks presented. Feedback from internal audits, external assessments, and industry benchmarks is used to improve our cybersecurity posture.
•Training and Awareness: Implementation of enterprise-wide mandatory annual security awareness training for employees, including cybersecurity and data privacy training. We regularly deploy enterprise-wide phishing simulation tests with mandatory follow-up training and education, which are reviewed at least annually and are updated as needed. Additionally, we provide an easy mechanism for employees to report suspicious email messages to the information security team for additional investigation.
•Security Tools Optimization: Utilize a variety of tools designed to protect our network and systems, including firewalls, intrusion detection and prevention systems, web content filtering protection, anti-virus and malware detection tools, system scans and full disk encryption.
•Third Party Risk: Keysight’s Third Party Cyber Risk Management (“TPCRM”) is a systematic process for managing exposure to cybersecurity risks throughout the supply chain and developing appropriate response strategies, policies, processes, and procedures.
In addition, Keysight maintains information security risk insurance to offset the costs of an information security breach. The policy is reviewed annually and updated as needed. We also engage with approved third-party companies that review our regulatory compliance, validate control performance, perform penetration testing and provide impartial risk assessments.
To date, we have not identified risks from cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected the company or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition.

For more information on how cybersecurity risk could materially affect the company’s business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors.”
Governance and Oversight
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit and Finance Committee, which is comprised entirely of independent directors with information security experience, oversees and monitors the company’s information security programs. Additionally, one of our independent directors has a CERT Certification in Cybersecurity Oversight from Carnegie Mellon University Software Engineering Institute. The Chief Information Officer (‘‘CIO’’) meets with the Audit and Finance Committee regularly to report on risks, mitigation, initiatives, compliance and outcomes and the Audit and Finance Committee reports relevant information to the full Board.
The CISO is responsible for the ISMS and reports directly to the CIO. The CIO is the head of the company’s global IT team which has an integrated governance structure consisting of a Senior Executive Committee, a Cyber Executive Committee and Cyber Leaders. The Senior Executive Committee meets quarterly, prioritizes the information technology components of strategic business imperatives and oversees IT capability and security programs. The Cyber Executive Committee meets monthly, reviews identified risks, sponsors initiatives to address risk and oversees security and compliance responses. Cyber Leaders are management representatives from all functions and lines of business who are responsible for executing programs and initiatives sponsored by the Senior Executive Committee.

Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease 167 operating facilities, including co-working spaces, located throughout the world that handle manufacturing, research and development, administration, assembly, sales, quality, assurance testing, distribution, and packaging of our products. These facilities are primarily located in the following countries: United States, Malaysia, Japan, China, Germany, India, United Kingdom, Taiwan, Spain, Korea, Singapore, Romania, and France.
As of October 31, 2024, we own or lease approximately 5.6 million square feet(a) of space worldwide, a summary of which is provided below:

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) with the ticker symbol “KEYS.” As of December 12, 2024, there were 15,012 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Price Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on October 31, 2019 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through October 31, 2024. The historical performance set forth below is not indicative of future stock price performance.
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
The information required by this item with respect to equity compensation plans will be included under the caption “Equity Compensation Plans” in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Issuer Purchases Of Equity Securities
The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal quarter ended October 31, 2024. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2024 was 2,974,967 shares.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

August 1, 2024 through August 31, 2024	63,450	$153.73	63,450	$624,828,545
September 1, 2024 through September 30, 2024	431,605	$150.80	431,605	$559,741,739
October 1, 2024 through October 31, 2024	479,030	$156.60	479,030	$484,724,530
Total	974,085		974,085

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, increased interest rates, the existence of political or economic instability, uncertainty related to the impact of national elections results in the U.S. and UK, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part I Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview and Executive Summary
Keysight Technologies, Inc. (“we,” “us,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
Acquisition of ESI Group SA
In the first quarter of fiscal 2024, we acquired all of the outstanding common stock of ESI Group SA (“ESI Group”) for $935 million, net of cash acquired, using existing cash. For the year ended October 31, 2024, our acquisition of ESI Group resulted in incremental revenue of $141 million. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of the ESI Group acquisition. See Note 2, “Acquisitions,” for additional information.
Macroeconomic environment
Our global operations continued to be affected by a challenging macro environment, including higher interest rates, currency movements, inflationary pressures, geopolitical tensions and trade restrictions. These factors resulted in lower demand, as our customers also exercised caution in light of the same environment. Against this backdrop, we remained operationally disciplined by exercising our financial playbook and the structural flexibility in our operating model, while investing to expand our differentiated solutions portfolio and deepening our customer relationships. Consistent with the Keysight Leadership Model, our differentiated first-to-market solutions portfolio, technology leadership, customer relationships, and durable and resilient business model give us confidence in the long-term trajectory of the business and our ability to outperform in a variety of market conditions and deliver consistent long-term value to our customers.
For discussion of risks related to potential impacts of macroeconomic headwinds and geopolitical challenges on our operations, business results and financial condition, see Part I Item 1A “Risk Factors.”

Years ended October 31, 2024, 2023 and 2022
Orders were $5,033 million, $5,190 million, and $5,984 million in 2024, 2023 and 2022, respectively. Orders of $5,033 million for 2024 decreased 3 percent compared to 2023. Acquisitions had a favorable impact of 4 percentage points on the order change for 2024 compared to 2023. Foreign currency movements had an immaterial impact on the order change for 2024 compared to 2023. Orders declined in the Americas and Asia Pacific, while Europe was flat. Orders of $5,190 million for 2023 decreased 13 percent compared to 2022. Foreign currency movements had an unfavorable impact of 1 percentage point on the order change for 2023 compared to 2022. Orders declined across all regions, including a double-digit decline in Asia Pacific.
Revenue was $4,979 million, $5,464 million, and $5,420 million in 2024, 2023 and 2022, respectively. Revenue of $4,979 million for 2024 decreased 9 percent compared to 2023. Acquisitions had a favorable impact of 3 percentage points on the revenue change for 2024 compared to 2023. Foreign currency movements had an immaterial impact on the revenue change for 2024 compared to 2023. Revenue declined in both the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented approximately 69 percent and 31 percent, respectively, of total revenue for 2024. Revenue of $5,464 million for 2023 increased 1 percent compared to 2022. Foreign currency movements had an unfavorable impact of 2 percentage points on the revenue growth for 2023 compared to 2022. A revenue increase in EISG was partially offset by a decline in CSG. Revenue from CSG and EISG represented approximately 67 percent and 33 percent, respectively, of total revenue for 2023.
Net income was $614 million, $1,057 million, and $1,124 million in 2024, 2023 and 2022, respectively. Net income of $614 million for 2024 decreased 42 percent compared to 2023, primarily driven by lower revenue, higher acquisition and integration costs, restructuring costs and amortization of acquisition-related balances, partially offset by lower provision for income taxes, favorable gross margin impact from the ESI Group acquisition and lower people-related costs. Net income of $1,057 million for 2023 decreased 6 percent compared to 2022, primarily driven by higher income tax expense, R&D expense, and selling, general and administrative expense, partially offset by higher interest income, higher revenue, and favorable mix.
Cash flows generated from operating activities were $1,052 million, $1,408 million, and $1,144 million in 2024, 2023 and 2022, respectively.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, high-speed data center networks and infrastructure, satellite networks, Artificial Intelligence (“AI”), next generation electric vehicles and autonomous vehicles, industrial internet of things (“IoT”), and defense modernization. We continue to engage actively with our customers, and closely monitor the current macroeconomic environment, including trade, tariffs, monetary and fiscal policies and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating, investing and financing activities. We hedge revenues, expenses, and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of hedging has been included in our consolidated balance sheet and consolidated statement of operations. We experience some fluctuations within individual lines of the consolidated balance sheet and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, and monetary assets and liabilities. Our cash flow hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations - Years ended October 31, 2024, 2023 and 2022
A summary of our results is as follows:

	Year Ended October 31,			2024 over 2023 % Change	2023 over 2022 % Change
	2024	2023	2022
	(in millions, except margin data)
Revenue	$4,979	$5,464	$5,420	(9)%	1%
Products	$3,717	$4,336	$4,386	(14)%	(1)%
Percentage of revenue	75%	79%	81%	(5) ppts	(2) ppts
Services and other	$1,262	$1,128	$1,034	12%	9%
Percentage of revenue	25%	21%	19%	5 ppts	2 ppts
Gross margin	62.9%	64.6%	63.7%	(2) ppts	1 ppt
Products	60.9%	64.2%	63.3%	(3) ppts	1 ppt
Services and other	68.8%	66.3%	64.9%	2 ppts	1 ppt
Research and development	$919	$882	$841	4%	5%
Percentage of revenue	18%	16%	16%	2 ppts	1 ppt
Selling, general and administrative	$1,395	$1,307	$1,283	7%	2%
Percentage of revenue	28%	24%	24%	4 ppts	—
Other operating expense (income), net	$(14)	$(15)	$(8)	(6)%	80%
Income from operations	$833	$1,358	$1,334	(39)%	2%
Operating margin	16.7%	24.8%	24.6%	(8) ppts	—
Interest income	$81	$102	$16	(20)%	518%
Interest expense	$(84)	$(78)	$(79)	9%	(1)%
Other income (expense), net	$35	$(25)	$14	—	—
Income before taxes	$865	$1,357	$1,285	(36)%	6%
Provision for income taxes	$251	$300	$161	(17)%	87%
Net income	$614	$1,057	$1,124	(42)%	(6)%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table provides the percent change in revenue for 2024 and 2023 by geographic region and the impact of foreign currency movements compared to the respective prior year.

	Year-over-Year Revenue Change
	2024 over 2023		2023 over 2022
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	(7)%	—	—	—
Europe	(2)%	1 ppt	8%	(2) ppts
Asia Pacific	(14)%	(1) ppt	(1)%	(3) ppts
Total revenue	(9)%	—	1%	(2) ppts
Gross Margin, Operating Margin and Income Before Taxes
Gross margin decreased 2 percentage points in 2024 compared to 2023, primarily driven by lower revenue volume, higher amortization of acquisition-related balances and higher restructuring costs, partially offset by lower material costs, favorable gross margin impact from the ESI Group acquisition and lower variable people-related costs. Gross margin increased 1 percentage point in 2023 compared to 2022, primarily driven by price increases and favorable mix, partially offset by higher warranty costs.

Excess and obsolete inventory charges were $35 million in 2024, $27 million in 2023, and $27 million in 2022.
R&D expense increased 4 percent in 2024 compared to 2023, primarily driven by incremental costs from acquired businesses, partially offset by lower variable people-related costs. We continued to prudently prioritize investments in key growth opportunities in our end markets and leading-edge technologies. R&D expense increased 5 percent in 2023 compared to 2022, primarily driven by investments in key growth opportunities, partially offset by lower variable people-related costs.
Selling, general and administrative expenses increased 7 percent in 2024 compared to 2023, primarily driven by higher acquisition and integration costs, incremental costs from acquired businesses, higher amortization of acquisition-related balances, partially offset by lower people-related, marketing, and infrastructure costs resulting from the flexibility of our operating model and cost efficiency measures. Selling, general and administrative expenses increased 2 percent in 2023 compared to 2022, primarily driven by higher infrastructure-related, restructuring, and travel-related costs, partially offset by lower sales commission and variable people-related costs.
Other operating expense (income) was income of $14 million, $15 million, and $8 million for 2024, 2023 and 2022, respectively, and primarily include property rental income. During fiscal year 2022, other operating expense (income) included asset impairment charges of $7 million related to the discontinuance of our Russia operations.
Operating margin decreased 8 percentage points in 2024 compared to 2023, primarily driven by higher selling, general and administrative and R&D expenses on lower revenue coupled with gross margin declines. Operating margin was flat in 2023 compared to 2022, primarily driven by gross margin gains offset by higher R&D expenses as a percentage of sales.
Interest income for 2024, 2023 and 2022 was $81 million, $102 million, and $16 million, respectively, and primarily related to interest earned on our cash balances. The decline in interest income in fiscal 2024 compared to 2023 was primarily driven by decline in year-over-year cash balances. The increase in interest income in fiscal 2023 compared to 2022 was primarily driven by an increase in interest rates and higher year-over-year cash balances. Interest expense for 2024, 2023 and 2022 was $84 million, $78 million, and $79 million, respectively, and primarily related to interest on our senior notes. Interest expense for 2024, included amortization of debt issuance costs of $4 million related to the bridge credit agreement. See Note 9, “Derivatives,” and Note 11,”Debt,” for additional information.
Other income (expense) for 2024, 2023 and 2022 was income of $35 million, expense of $25 million, and income of $14 million, respectively, and primarily include net income related to our defined benefit and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial loss and prior service credits, and gains (losses) on settlements and curtailments), gains (losses) due to currency and derivative instruments, and the change in fair value of our equity investments. The increase in net other income for 2024 compared to 2023 was primarily driven by gains on derivative instruments and higher net gains on our equity investments, partially offset by an increase in pension costs due to higher interest cost on benefit obligations. The increase in net other expense for 2023 compared to 2022 was primarily driven by losses on derivative instruments and higher amortization of net actuarial losses, partially offset by net gains on our equity investments.
Our headcount was approximately 15,500 as of October 31, 2024, compared to approximately 14,900 as of October 31, 2023. The increase was primarily driven by acquisitions, partially offset by reductions from our cost efficiency measures.
Income Taxes

	Year Ended October 31,
	2024	2023	2022
	(in millions, except percentages)
Provision for income taxes	$251	$300	$161
Effective tax rate	29%	22%	13%
The effective tax rate was 29 percent, 22 percent, and 13 percent for 2024, 2023 and 2022, respectively.
The tax rate in 2024 was higher than the U.S. statutory rate primarily due to a one-time income tax charge of $315 million required to adjust Singapore deferred tax asset values to an incentive tax rate. Keysight entered into a new Singapore tax incentive agreement effective August 1, 2024. The Singapore tax incentive provides lower rates of taxation on certain classes of income and requires thresholds of investments and employment.
The 2024 income tax charge was partially offset by a one-time income tax benefit of $165 million related to Global Intangible Low Taxed Income (“GILTI”) tax deductions for intangible asset amortization. Keysight concluded that the U.S. Department of the Treasury exceeded its regulatory authority in issuing tax regulations disallowing these deductions under IRC § 951A. The company amended its U.S. federal income tax returns for the open tax years to claim GILTI tax deductions. The tax receivable resulting from the amended returns is reflected in “other assets” and “other current assets” in the consolidated balance sheet. The annual tax impact of the amortization of the intangible assets will continue to be recognized until 2033. The company believes the position meets the more likely than not recognition threshold and intends to vigorously defend its position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
The 2024 income tax charge was also partially offset by a one-time income tax benefit of $61 million for the release of tax reserves related to the successful appeal of a Malaysia income tax assessment. In the fourth quarter of 2017, Keysight was assessed and paid income tax and penalties in Malaysia on gains related to the transfer of intellectual property rights and recorded a tax reserve on the assessed amount. The Court of Appeal in Malaysia ruled in Keysight’s favor on May 24, 2024, and the company received a refund of the income tax and penalties.
The 7 percentage point increase in the effective tax rate from 2023 to 2024 was primarily due to these one-time income tax items in 2024.
The tax rate in 2023 was higher than the U.S. statutory rate primarily due to the impact of U.S. tax capitalization of research and experimental expenditures, partially offset by the net impact from the proportion of worldwide earnings taxed at lower statutory tax rates in non-U.S. jurisdictions and the U.S. tax imposed on those non-U.S. earnings. The tax rate in 2022 was lower than the U.S. statutory rate primarily due to the proportion of worldwide earnings that are taxed at lower statutory tax rates in non-U.S. jurisdictions, partially offset by U.S. tax imposed on earnings in non-U.S. jurisdictions. The increase in the effective tax rate of 9 percent from 2022 to 2023 was primarily due to a 5 percent increase from U.S. tax capitalization of research and experimental expenditures in 2023.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2019 through the current tax year.
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
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds requires significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We include interest and penalties related to unrecognized tax positions within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax law, tax rates, or in the composition of earnings in countries with differing tax rates may affect deferred tax assets and liabilities recorded and our future effective tax rate. The Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum 15 percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Numerous countries have enacted legislation to adopt the Pillar Two model rules. A subset of the rules will be effective for Keysight as of November 1, 2024, with the remaining rules effective as of November 1, 2025. Keysight continues to analyze the Pillar Two model rules and monitor developments. Pillar Two could have a material impact on our effective tax rate in fiscal year 2025, primarily offsetting the reduction to our effective income tax rate from our tax incentives.
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
Communications Solutions Group (“CSG”)
CSG serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense, and government end markets. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
Revenue

	Year Ended October 31,			2024 over 2023 % Change	2023 over 2022 % Change
	2024	2023	2022
	(in millions)
Total revenue	$3,420	$3,685	$3,803	(7)%	(3)%
Revenue for CSG in 2024 decreased 7 percent compared to 2023. Acquisitions had a favorable impact of 1 percentage point on the year-over-year revenue change. Foreign currency movements had an immaterial impact on the year-over-year revenue change. Revenue declined across all regions and in both the commercial communications and the aerospace, defense, and government end markets. The decline was driven primarily by lower customer demand as compared to last year, which benefited from robust backlog conversion. Our customers continued to make R&D investments in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G/terabit Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, and quantum), high-speed networking and major defense and government programs worldwide. CSG revenue for 2023 decreased 3 percent compared to 2022. Foreign currency movements had an unfavorable impact of 2 percentage points on year-over-year revenue change. Revenue declined in Asia Pacific and the Americas were partially offset by an increase in Europe. A revenue decline in the commercial communications end market was partially offset by growth in the aerospace, defense, and government end market.
Revenue from the commercial communications market represented approximately 66 percent of total CSG revenue in 2024 and decreased 7 percent compared to 2023. Revenue declined across all regions. The year-over-year decline in revenue was primarily driven by continued weakness in the wireless communications ecosystem, particularly smartphones, partially offset by higher investments in AI Workload Emulation tools and infrastructure solutions. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which was driving demand for our 400G/800G/terabit Ethernet solutions, both in R&D and manufacturing. Revenue from the commercial communications market represented approximately 66 percent of total CSG revenue in 2023 and decreased 7 percent compared to 2022. Revenue declined in Asia Pacific and the Americas was partially offset by a slight increase in Europe.
Revenue from the aerospace, defense, and government market represented approximately 34 percent of total CSG revenue in 2024 and decreased 8 percent compared to 2023. Revenue declines in Asia Pacific and the Americas were partially offset by an increase in Europe. We continue to see investments in electromagnetic spectrum operations, radar, space and satellite solutions, and signal monitoring. Revenue from the aerospace, defense, and government market represented approximately 34 percent of total CSG revenue in 2023 and increased 7 percent compared to 2022. Revenue grew across all regions.

Gross Margin and Operating Margin

	Year Ended October 31,			2024 over 2023 % Change	2023 over 2022 % Change
	2024	2023	2022
	(in millions, except margin data)
Gross margin	67.6%	67.7%	66.5%	—	1 ppt
Research and development	$618	$618	$606	—	2%
Selling, general and administrative	$784	$821	$848	(4)%	(3)%
Other operating expense (income), net	$(10)	$(11)	$(11)	(9)%	1%
Income from operations	$921	$1,068	$1,085	(14)%	(2)%
Operating margin	26.9%	29.0%	28.5%	(2) ppts	1 ppt
Gross margin for CSG in 2024 was flat compared to 2023, as lower revenue volume was offset by lower material and variable people-related costs. Gross margin for CSG in 2023 increased 1 percentage point compared to 2022, primarily driven by price increases and favorable mix, partially offset by higher warranty costs.
R&D expense in 2024 was flat compared to 2023, as incremental costs of acquired businesses were offset by lower variable people-related costs. We continued to prudently prioritize investments in key growth opportunities in our end markets and leading-edge technologies. R&D expense in 2023 increased 2 percent compared to 2022, primarily driven by continued investments in key growth opportunities, partially offset by lower variable people-related costs.
Selling, general and administrative expense in 2024 decreased 4 percent compared to 2023, primarily driven by lower people-related, marketing and infrastructure costs resulting from the flexibility of our operating model and cost efficiency measures, partially offset by incremental costs of acquired businesses. Selling, general and administrative expense in 2023 decreased 3 percent compared to 2022, primarily driven by lower sales commission and variable people-related costs, partially offset by higher travel-related costs.
Other operating expense (income), net, was income of $10 million in 2024, $11 million in 2023, and $11 million in 2022, and primarily include property rental income.
Operating margin in 2024 decreased 2 percentage points compared to 2023, primarily driven by higher R&D and selling, general and administrative expenses on lower revenue. Operating margin in 2023 increased 1 percentage point compared to 2022, primarily driven by gross margin gains offset by higher R&D expenses as a percentage of sales.
Electronic Industrial Solutions Group (“EISG”)
EISG serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group’s solutions consist of electronic design, test and simulation software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience. Our recent acquisition of ESI Group expands our application layer portfolio with simulation capabilities in automotive and general electronics sectors.
Revenue

	Year Ended October 31,			2024 over 2023 % Change	2023 over 2022 % Change
	2024	2023	2022
	(in millions)
Total revenue	$1,559	$1,779	$1,617	(12)%	10%
Revenue for EISG in 2024 decreased 12 percent compared to 2023. Acquisitions had a favorable impact of 7 percentage points on the year-over-year revenue change. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year revenue change. Revenue declined across all regions and markets. The decline in revenue reflects the normalization in demand as macroeconomic challenges, such as inflation and high interest rates, continued to slow some investments, primarily in the manufacturing sector. Despite delays in near-term spending, customer engagement remained high as they continued to invest in key long-term strategic initiatives, such as AI-driven advanced semiconductor technologies, next-generation vehicles, industrial IoT and digital health. Revenue for EISG in 2023 increased 10 percent compared to 2022.

Foreign currency movements had an unfavorable impact of 2 percentage points on the year-over-year revenue change. Revenue grew across all regions and markets.
Gross Margin and Operating Margin

	Year Ended October 31,			2024 over 2023 % Change	2023 over 2022 % Change
	2024	2023	2022
	(in millions, except margin data)
Gross margin	59.9%	61.9%	61.5%	(2) ppts	—
Research and development	$253	$224	$207	13%	8%
Selling, general and administrative	$327	$300	$290	9%	4%
Other operating expense (income), net	$(4)	$(4)	$(4)	5%	(4)%
Income from operations	$357	$581	$501	(39)%	16%
Operating margin	22.9%	32.7%	31.0%	(10) ppts	2 ppts
Gross margin for EISG in 2024 decreased 2 percentage points compared to 2023, primarily driven by lower revenue volume, partially offset by favorable gross margin impact from the ESI Group acquisition and lower variable people-related costs. Gross margin in 2023 was flat compared to 2022, primarily driven by higher revenue volume and favorable mix, partially offset by higher warranty costs.
R&D expense in 2024 increased 13 percent compared to 2023, primarily driven by incremental costs from acquired businesses, partially offset by lower variable people-related costs. We continued to prudently prioritize investments in key growth opportunities in our end markets and leading-edge technologies. R&D expense in 2023 increased 8 percent compared to 2022, primarily driven by continued investments in key growth opportunities, partially offset by lower variable people-related costs.
Selling, general and administrative expense in 2024 increased 9 percent compared to 2023, primarily driven by incremental costs from acquired businesses, partially offset by lower people-related and infrastructure costs resulting from the flexibility of our operating model and cost efficiency measures. Selling, general and administrative expense in 2023 increased 4 percent compared to 2022, primarily driven by higher sales commission and travel-related costs, partially offset by lower variable people-related costs.
Other operating expense (income), net, was income of $4 million in 2024, 2023 and 2022, and primarily include property rental income.
Operating margin in 2024 decreased 10 percentage points compared to 2023, primarily driven by higher selling, general and administrative expense and R&D expense on lower revenue, coupled with gross margin declines. Operating margin in 2023 increased 2 percentage points compared to 2022, primarily driven by lower operating expenses as a percentage of sales.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$1,052	$1,408	$1,144
Net cash used in investing activities	$(819)	$(288)	$(251)
Net cash used in financing activities	$(913)	$(687)	$(861)

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities decreased $356 million in 2024 compared to 2023 and increased $264 million in 2023 compared to 2022.
•    Net income in 2024 decreased $443 million compared to 2023. Non-cash adjustments to net income were higher by $339 million, primarily due to a $271 million increase in deferred tax expense resulting from a one-time income tax charge of $315 million to decrease deferred tax asset values from the Singapore statutory tax rate to an incentive tax rate (see Note 5, “Income Taxes,” for additional information), a $58 million increase in amortization and depreciation expense, a $8 million increase in excess and obsolete inventory related charges, and a $2 million increase in share-based compensation.
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
•    The aggregate of accounts receivable, inventory, and accounts payable provided net cash of $48 million during 2024, compared to net cash used of $196 million in 2023 and $273 million in 2022. The increase in aggregate net cash provided in 2024 compared to 2023 is primarily driven by a lower increase in inventory, lower payments, and timing of collections relative to revenue. The decrease in aggregate net cash used in 2023 compared to 2022 is primarily driven by higher collections, net of payments, partially offset by an increase in inventory driven by an incremental stock build-up to secure supply to support order fulfillment along with an increase in demo inventory. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory, and accounts payable depends on the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•The aggregate of tax receivables used net cash of $202 million during 2024, compared to net cash used of $4 million in 2023 and $30 million in 2022. In fiscal 2024 tax receivables are higher primarily due to the recognition of a discrete tax benefit of $165 million recorded as a current and long-term tax receivable in the consolidated balance sheet related to the U.S. intangible asset amortization deduction for purposes of determining income or loss under IRC § 951A(c) and the amendment of our U.S. federal income tax returns for the open tax years to claim the deduction. See Note 5, “Income Taxes,” for additional information.
•During the year ended October 31, 2023, we terminated forward-starting interest rate swap agreements resulting in proceeds of $107 million. See Note 9, “Derivatives,” for additional information.
•The aggregate other movements in assets and liabilities used net cash of $117 million during 2024, compared to net cash provided of $74 million in 2023 and net cash used of $101 million in 2022. The difference between 2024 and 2023 cash flows was primarily due to payments on settlement of foreign exchange forward contracts associated with the ESI Group acquisition, net unrealized gains on foreign exchange contracts not designated as hedging instruments, (see Note 9, “Derivatives”), changes in deferred revenue, and changes in other assets and liabilities, partially offset by higher income and other tax accruals, net of payments, lower variable compensation, and payroll-related payments, net of accruals.
The difference between 2023 and 2022 cash flows is primarily due to lower prepaid inventory deposits driven by easing of supply chain constraints and other lower prepaid expenses, unrealized loss on foreign exchange contracts not designated as hedging instruments, and changes in other assets and liabilities, partially offset by higher income tax payments, net of accruals, higher variable compensation and other payroll-related payments, net of accruals, and changes in deferred revenue.

Investing Activities
Net cash changes in investing activities primarily relates to investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities increased by $531 million in 2024 compared to 2023 and increased by $37 million in 2023 compared to 2022. The increase in net cash used in investing activities in 2024 as compared to 2023 was primarily due to $596 million higher cash used for acquisition activities, partially offset by a $49 million decrease in cash used for purchases of property, plant and equipment, net of government incentives received. In 2024, we used $681 million, net of cash acquired, for acquisitions, which included $477 million, net of $35 million cash acquired, for the acquisition of the controlling block of ESI Group shares. Additionally, we used $147 million for purchases of property, plant and equipment, net of $7 million of government incentives and $11 million for equity and other investments, partially offset by $20 million provided by other investing activities.
In 2023, we used $288 million for investing activities, including $196 million for purchases of property, plant and equipment, net of government incentives; $85 million, net of cash acquired, for acquisition activities; and $7 million for purchase of investments.
In 2022, we used $251 million for investing activities, including $185 million for purchases of property, plant and equipment; $33 million, net of cash acquired, for acquisition activities; and $33 million for purchase of investments.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, treasury stock repurchases, and transactions with non-controlling interests in partially-owned consolidated subsidiaries.
Net cash used in financing activities increased by $226 million in 2024 compared to 2023, and decreased by $174 million in 2023 compared to 2022. The increase in net cash used in 2024 compared to 2023 was primarily due to $458 million used for the acquisition of the non-controlling interest in ESI Group, partially offset by $259 million lower treasury stock repurchases.
In 2024, we used $913 million for financing activities, including $600 million used for repayment of the 2024 Senior Notes, $458 million used for the acquisition of the non-controlling interest in ESI Group, $443 million used for treasury stock repurchases, including payment of $4 million for excise taxes levied on share repurchases, $31 million for tax payments related to net share settlement of equity awards, $24 million used for repayment of debt assumed as part of the ESI Group acquisition, $12 million used for payment of debt issuance costs, and $10 million used for other financing activities, partially offset by $599 million of proceeds from the issuance of the 2034 Senior Notes, and $66 million of proceeds from issuance of common stock under employee stock plans.
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
Treasury stock repurchases
On March 6, 2023, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $485 million remained as of October 31, 2024. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See “Issuer Purchases of Equity Securities” under Part II Item 5 for additional information.

Debt

	October 31,
	2024	2023
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving credit facility	$750	$750
Bridge Facility	£1,232	£—
Total Debt
2024 Senior Notes
In October 2014, the company issued an aggregate principal amount of $600 million in unsecured senior notes (“2024 Senior Notes”). These notes matured on October 30, 2024 and were fully repaid.
2027 Senior Notes
In April 2017, the company issued an aggregate principal amount of $700 million in unsecured senior notes (“2027 Senior Notes”). The 2027 Senior Notes were issued at 99.873 percent of their principal amount. The notes will mature on April 6, 2027 and bear interest at a fixed rate of 4.60 percent per annum. The interest is payable semi-annually on April 6 and October 6, commencing on October 6, 2017. We incurred issuance costs of $6 million in connection with the 2027 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
2029 Senior Notes
In October 2019, the company issued an aggregate principal amount of $500 million in unsecured senior notes (“2029 Senior Notes”). The 2029 Senior Notes were issued at 99.914 percent of their principal amount. The notes will mature on October 30, 2029 and bear interest at a fixed rate of 3.00 percent per annum. The interest is payable semi-annually on April 30 and October 30, commencing on April 30, 2020. We incurred issuance costs of $4 million in connection with the 2029 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
2034 Senior Notes
In October 2024, the company issued an aggregate principal amount of $600 million in unsecured senior notes (“2034 Senior Notes”). The 2034 Senior Notes were issued at 99.897 percent of their principal amount. The notes will mature on October 15, 2034 and bear interest at a fixed rate of 4.95 percent per annum. The interest is payable semi-annually on April 15 and October 15, commencing on April 15, 2025. We incurred issuance costs of $6 million in connection with the 2034 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
The above senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We were in compliance with the covenants of our senior notes during the year ended October 31, 2024.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of October 31, 2024 and 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2024. See Note 11, “Debt,” for additional information.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. We incurred costs in connection with the Bridge Facility of $7 million that are included in “other current assets” in the consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility.
ESI Group debt and credit facility assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, of which $10 million was payable within one year. The debt included a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the year ended October 31, 2024, we repaid the debt assumed as part of the acquisition.
As part of the ESI Group acquisition, we assumed a revolving credit facility of 10 million euros that was subsequently terminated in April 2024.
See Note 11, “Debt,” for additional information.
Cash and cash requirements
Cash

	October 31,
	2024	2023
	(in millions)
Cash, cash equivalents and restricted cash	$1,814	$2,488
U.S.	$626	$362
Non-U.S.	$1,188	$2,126
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
On September 19, 2024, Keysight announced that it had entered into a definitive agreement with Synopsys, Inc. (“Synopsys”) to acquire Synopsys’ Optical Solutions Group, a leading developer of optical design and analysis software tools. The transaction is subject to customary closing conditions, including review by regulatory authorities and the successful closing of Synopsys’ proposed acquisition of Ansys, which is pending regulatory approvals and is expected to close in the first half of 2025.

The following table summarizes our short and long-term cash requirements as of October 31, 2024:

	Total	Due within one year	Due later than one year
	(in millions)
Senior notes obligations	$1,800	$—	$1,800
Interest payments on senior notes	453	77	376
Operating lease commitments	270	51	219
Commitments to contract manufacturers and suppliers	465	456	9
Other purchase commitments	96	42	54
Other liabilities reflected on our consolidated balance sheet	1,797	1,046	751
Total	$4,881	$1,672	$3,209
Senior notes obligations and interest payments on senior notes. We have contractual obligations for principal and interest payments on our senior notes. See Note 11, “Debt,” for additional information.
Operating lease commitments. Commitments under operating leases primarily relates to leasehold properties. See Note 10, “Leases,” for additional information.
Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. See Note 14, “Commitments and Contingencies,” for additional information. As of October 31, 2024, we had non-cancellable purchase commitments that aggregated $423 million, of which the majority is for less than one year.
Other purchase commitments. Other purchase commitments primarily relate to software as a service and other professional services contracts.
We also have long-term power purchase agreements to purchase power at predominantly variable prices. These agreements are expected to support our power consumption needs with more favorable pricing and reliability than our previous supply agreements. See Note 14, “Commitments and Contingencies,” for additional information.
Other liabilities. Other liabilities primarily include contract liabilities, net pension and post-retirement benefit obligations, employee compensation and benefits, net tax liabilities, standard warranties and other accrued liabilities. The timing of cash flows associated with these obligations is based on management’s estimates over the terms of these arrangements and is largely based on historical experience.
Of the tax liabilities included in the above table, $20 million relates to a U.S. transition tax liability and $200 million for uncertain tax positions. The remaining U.S. transition tax liability, which Keysight originally elected to pay over 8 years, is payable over the next 3 years and relates to a one-time U.S. tax on those earnings that had not been previously repatriated to the U.S. With regard to the $200 million of long-term liabilities for uncertain tax positions, we are unable to accurately predict when these amounts will be realized or released. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. See Note 5, “Income Taxes,” for additional information.
In addition to the obligations noted above, as of October 31, 2024, we had $43 million of outstanding letters of credit and surety bonds that were issued by various lenders.
For the next twelve months, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $13 million to our non-U.S. defined benefit plans. The ultimate amounts we may contribute depend on, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors. See Note 12, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
Additionally, we expect capital spending to be approximately $150 million in 2025, compared to $147 million in 2024.
As of October 31, 2024, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2024. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, business combinations, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring, and accounting for income taxes.
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
4.Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of our contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. For contracts with multiple performance obligations, we allocate the total transaction value to each distinct performance obligation based on relative SSP. Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when we sell that good or service separately under similar circumstances to similar customers. Since most contracts contain multiple performance obligations, we use information that may include market conditions and other observable inputs to estimate SSP when we do not have standalone transactions.
5.Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales, transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and custom solutions or in instances where products are sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. For fixed-price support and extended warranty contracts, or certain software arrangements that provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as we perform the services and the customer receives and/or consume the benefits.
Inventory valuation. We assess the valuation of our inventory periodically and adjust the value for estimated excess and obsolete inventory based on future demand and actual usage. The excess balance determined by this analysis serves as the basis for our excess inventory charge. Our excess inventory review process includes analyzing sales unit forecasts, managing product rollovers, and collaborating with manufacturing to maximize the recovery of excess inventory, taking actual market and economic conditions into consideration.
Share-based compensation. We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Awards granted under the Long-Term Performance (“the LTP”) Program are based on a variety of targets, such as total shareholder return (“TSR”) or financial metrics such as operating margin. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. For additional information on valuation assumptions, see Note 4, “Share-Based Compensation.” The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards in 2024, 2023 and 2022.
Retirement and post-retirement benefit plan assumptions. Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Defined benefit plan obligations are remeasured at least annually as of October 31, based on the present value of future benefit payments to reflect the future benefit costs over the employees’ average expected future service to Keysight based on the terms of the plans. To estimate the present value of these future payments, we are required to make assumptions using actuarial concepts within the framework of generally accepted accounting principles in the U.S. The discount rate is a critical assumption. Other important assumptions include expected long-term return on plan assets, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and investment portfolio composition. We evaluate these assumptions at least annually. See Note 12, “Retirement Plans and Post-Retirement Benefit Plans.”
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates as of October 31, 2024 and 2023 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates as of October 31, 2024 and 2023 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. If we changed our discount rate by 1 percent, the impact would be $6 million on U.S. net periodic benefit cost and $13 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
The company uses alternate methods of amortization, as allowed by the authoritative guidance, that amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. plans, gains and losses are amortized over the average future working lifetime. For most non-U.S. plans and U.S. post-retirement benefit plans, gains and losses are amortized using a separate layer for each year’s gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $7 million on U.S. net periodic benefit cost and $8 million on non-U.S. net periodic benefit cost.
Business combinations. Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition, which involves a number of assumptions, estimates, and judgments, which are inherently uncertain and subject to refinement. We determine the estimated fair values with the assistance of valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. Our ability to realize the future cash flows used in our fair value estimates may be affected by changes in our financial condition, financial performance, or business strategies. Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. These assumptions and estimates are used to value assets acquired and liabilities assumed, and to allocate goodwill to the reporting units of the business that are expected to benefit from the business combination. During the measurement period, which may be up to one year from the business acquisition date, we may recognize adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustment to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
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
The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. We determine the fair value of a reporting unit from the results derived using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted accordingly. The income approach is estimated through the discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, revenue growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal forecasts and external market forecasts. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method, which is based on revenue and earnings multiples from comparable companies. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value up to a maximum amount of the goodwill balance for the reporting unit.
During the fourth quarter of 2024, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value. There were no impairments of goodwill during the years ended October 31, 2024, 2023 and 2022.
Other intangible assets consist primarily of developed technologies, trademarks, customer relationships, non-compete agreements, and backlog and are amortized using the straight-line method over estimated useful lives ranging from 1 to 12 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of amortizable intangible assets were recorded during the years ended October 31, 2024, 2023 and 2022.
We review indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are generally in-process research and development (“IPR&D”) intangible assets. No impairments of indefinite-lived intangible assets were recorded in 2024. We had no IPR&D intangible assets as of October 31, 2023 and 2022.
Warranty. Keysight warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within “cost of products” at the time related product revenue is recognized.
We also sell extended warranties that provide warranty coverage beyond the standard warranty term. Revenue associated with extended warranties is deferred and recognized over the extended coverage period.
Loss Contingencies. As discussed in Note 14, “Commitments and Contingencies” to the consolidated financial statements, we are, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to our business (or the business operations of previously owned entities). We recognize a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors. Changes in these factors could materially impact our financial position or our results of operations.
Restructuring. The main component of our existing restructuring plans is related to workforce reductions and site restructuring. Workforce reduction charges are accrued when payment of benefits becomes probable and the amounts can be estimated. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. As of October 31, 2024, the company maintains a valuation allowance mainly related to net operating losses in Luxembourg, capital losses and net operating losses in the U.K., and California research credits from acquired entities that are subject to change in ownership limitations. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support their reversal.
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
New Accounting Standards
See Note 1, “Overview, Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements for a description of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. Because derivative instruments are used solely as hedges and not for speculative trading purposes, fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. For further discussion of derivative financial instruments, see Note 9, “Derivatives.”
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
Our operations generate non-functional currency cash flows such as revenue, third-party vendor payments, and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into foreign exchange contracts as described above to substantially mitigate our currency risk. In 2024, 2023 and 2022, approximately 71 percent, 75 percent, and 77 percent, respectively, of our revenues were generated in U.S. dollars.
The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, had an immaterial impact on our revenue in the year ended October 31, 2024. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each fiscal quarter of the current fiscal year to both the applicable current and prior year periods. We also performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2024 and 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, or cash flows.
Interest rate risk
A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
As of October 31, 2024, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate debt by approximately $41 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Keysight Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Keysight Technologies, Inc. and its subsidiaries (the "Company") as of October 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ESI Group SA. ("ESI Group"), Riscure Holding B.V ("Riscure") and AnaPico AG ("AnaPico") from its assessment of internal control over financial reporting as of October 31, 2024, because they were acquired by the Company in purchase business combinations during 2024. We have also excluded ESI Group, Riscure and AnaPico from our audit of internal control over financial reporting. ESI Group is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 3%, respectively, while Riscure and AnaPico, wholly-owned subsidiaries, each constituted less than 1% of total assets and total revenues of the related consolidated financial statement amounts as of and for the year ended October 31, 2024.
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
Acquisition of ESI Group SA - Valuation of Developed Technology and Customer Relationships
As described in Note 2 to the consolidated financial statements, on November 3, 2023, the Company acquired 50.6% of the share capital of ESI Group for $477 million, net of cash acquired, using existing cash. During January 2024, the Company completed the acquisition of the remaining share capital of ESI Group for $458 million, using existing cash. Of the acquired other intangible assets, $270 million of developed technology and $160 million of customer relationships were recorded. The intangible assets were valued by management using different income approach methods, which included the multi-period excess earnings and with and without valuation methods for developed technology and customer relationships, respectively. The significant assumptions used to estimate the fair value of the acquired intangible assets included revenue growth rates, earnings before interest and taxes, customer attrition rate, discount rate, obsolescence rate and total operating expenses.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology and customer relationships acquired in the acquisition of ESI Group is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology and customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to earnings before interest and taxes; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology and customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and with and without valuation methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and with and without valuation methods; and (v) evaluating the reasonableness of the significant assumption used by management related to earnings before interest and taxes. Evaluating management's assumption related to earnings before interest and taxes involved considering (i) the current and past performance of ESI Group; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings and with and without valuation methods.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 17, 2024
We have served as the Company’s auditor since 2013.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2024	2023	2022
Revenue:
Products	$3,717	$4,336	$4,386
Services and other	1,262	1,128	1,034
Total revenue	4,979	5,464	5,420
Costs and expenses:
Cost of products	1,452	1,552	1,607
Cost of services and other	394	380	363
Total costs	1,846	1,932	1,970
Research and development	919	882	841
Selling, general and administrative	1,395	1,307	1,283
Other operating expense (income), net	(14)	(15)	(8)
Total costs and expenses	4,146	4,106	4,086
Income from operations	833	1,358	1,334
Interest income	81	102	16
Interest expense	(84)	(78)	(79)
Other income (expense), net	35	(25)	14
Income before taxes	865	1,357	1,285
Provision for income tax	251	300	161
Net income	$614	$1,057	$1,124

Net income per share:
Basic	$3.53	$5.95	$6.23
Diluted	$3.51	$5.91	$6.18

Weighted average shares used in computing net income per share:
Basic	174	178	180
Diluted	175	179	182

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended October 31,
	2024	2023	2022
Net income	$614	$1,057	$1,124
Other comprehensive income (loss):
Gains (losses) on derivative instruments, net of tax benefit (expense) of $(2), $4 and $(19)	7	(15)	73
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $4, $1 and zero	(7)	(6)	(3)
Foreign currency translation, net of tax benefit (expense) of zero	31	18	(165)
Net defined benefit pension cost and post-retirement plan costs:
Change in net actuarial loss, net of tax benefit (expense) of $(14), $10 and zero	73	(9)	83
Change in net prior service cost, net of tax benefit of zero, zero and zero	(2)	—	—
Other comprehensive income (loss)	102	(12)	(12)
Total comprehensive income	$716	$1,045	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,796	$2,472
Accounts receivable, net	857	900
Inventory	1,022	985
Other current assets	582	452
Total current assets	4,257	4,809
Property, plant and equipment, net	774	761
Operating lease right-of-use assets	234	226
Goodwill	2,388	1,640
Other intangible assets, net	607	155
Long-term investments	110	81
Long-term deferred tax assets	378	671
Other assets	521	340
Total assets	$9,269	$8,683
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$599
Accounts payable	313	286
Employee compensation and benefits	295	304
Deferred revenue	561	541
Income and other taxes payable	90	90
Operating lease liabilities	43	40
Other accrued liabilities	125	189
Total current liabilities	1,427	2,049
Long-term debt	1,790	1,195
Retirement and post-retirement benefits	81	64
Long-term deferred revenue	206	216
Long-term operating lease liabilities	197	192
Other long-term liabilities	463	313
Total liabilities	4,164	4,029
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 201 million and 200 million shares issued, respectively	2	2
Treasury stock, at cost; 28.4 million shares and 25.4 million shares, respectively	(3,422)	(2,980)
Additional paid-in-capital	2,664	2,487
Retained earnings	6,225	5,611
Accumulated other comprehensive loss	(364)	(466)
Total stockholders' equity	5,105	4,654
Total liabilities and equity	$9,269	$8,683
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$614	$1,057	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126	120	117
Amortization	144	92	106
Share-based compensation	137	135	125
Deferred tax expense (benefit)	268	(3)	7
Excess and obsolete inventory-related charges	35	27	27
Other non-cash expenses (income), net	(1)	(1)	42
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	71	14	(204)
Inventory	(49)	(148)	(125)
Accounts payable	26	(62)	56
Employee compensation and benefits	(36)	(43)	(17)
Deferred revenue	(12)	61	79
Income taxes payable	30	(40)	(14)
Interest rate swap agreement termination proceeds	—	107	—
Prepaid assets	14	7	(124)
Tax receivables	(202)	(4)	(30)
Other assets and liabilities	(113)	89	(25)
Net cash provided by operating activities	1,052	1,408	1,144
Cash flows from investing activities:
Investments in property, plant and equipment	(154)	(197)	(185)
Proceeds from government incentives	7	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	(681)	(85)	(33)
Purchase of investments	(11)	(7)	(33)
Other investing activities	20	—	—
Net cash used in investing activities	(819)	(288)	(251)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	66	67	63
Payment of taxes related to net share settlement of equity awards	(31)	(49)	(74)
Acquisition of non-controlling interests	(458)	—	—
Treasury stock repurchases, including excise tax payments	(443)	(702)	(849)
Proceeds from issuance of long-term debt	599	—	—
Repayment of debt	(624)	—	—
Debt issuance costs	(12)	—	—
Other financing activities	(10)	(3)	(1)
Net cash used in financing activities	(913)	(687)	(861)
Effect of exchange rate movements	6	(2)	(43)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(674)	431	(11)
Cash, cash equivalents, and restricted cash at beginning of year	2,488	2,057	2,068
Cash, cash equivalents, and restricted cash at end of year	$1,814	$2,488	$2,057

Supplemental cash flow information:
Interest payments	$75	$75	$75
Income tax paid, net	$146	$343	$191
Investments in property, plant and equipment included in accounts payable	$19	$30	$31
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity
Balance as of October 31, 2021	197,248	$2	$2,219	(15,094)	$(1,425)	$3,430	$(442)	$—	$3,784
Net income	—	—	—	—	—	1,124	—	—	1,124
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12)	—	(12)
Issuance of common stock	1,321	—	63	—	—	—	—	—	63
Taxes related to net share settlement of equity awards	—	—	(74)	—	—	—	—	—	(74)
Share-based compensation	—	—	125	—	—	—	—	—	125
Repurchase of common stock	—	—	—	(5,442)	(849)	—	—	—	(849)
Balance as of October 31, 2022	198,569	2	2,333	(20,536)	(2,274)	4,554	(454)	—	4,161
Net income	—	—	—	—	—	1,057	—	—	1,057
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12)	—	(12)
Issuance of common stock	1,202	—	67	—	—	—	—	—	67
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	—	(49)
Share-based compensation	—	—	136	—	—	—	—	—	136
Repurchase of common stock, including excise tax	—	—	—	(4,913)	(706)	—	—	—	(706)
Balance as of October 31, 2023	199,771	2	2,487	(25,449)	(2,980)	5,611	(466)	—	4,654
Net income	—	—	—	—	—	614	—	4	618
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	102	—	102
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	1,237	—	66	—	—	—	—	—	66
Taxes related to net share settlement of equity awards	—	—	(31)	—	—	—	—	—	(31)
Share-based compensation	—	—	138	—	—	—	—	—	138
Repurchase of common stock, including excise tax	—	—	—	(2,975)	(442)	—	—	—	(442)
Acquisition of non-controlling interests	—	—	4	—	—	—	—	(462)	(458)
Balance as of October 31, 2024	201,008	$2	$2,664	(28,424)	$(3,422)	$6,225	$(364)	$—	$5,105
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. (“we,” “us,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
Basis of Presentation. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“GAAP”). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive income, consolidated statement of cash flows and consolidated statement of equity.
Principles of consolidation. The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated. The consolidated financial statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on the consolidated results of operations; therefore, net income attributable to non-controlling interests for the year ended October 31, 2024 of $4 million is not presented separately and is included in “other income (expense), net” in the consolidated statements of operations.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2024. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, business combinations, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring and accounting for income taxes.
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
We also generate revenues from a combination of products and services (“custom solutions”), including combinations of hardware, software, software subscriptions, installation, professional services, and other support services. Custom solutions provide the customer with a combination of hardware, software and professional services to meet customers' unique specifications and are accounted for as one performance obligation.
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
Our products are generally sold with a right of return, and we may provide other credits, discounts, or incentives, which are accounted for as variable consideration at the portfolio level and estimated based on historical information. Returns, credits, and discounts are estimated at contract inception and updated at the end of each reporting period as additional information becomes available to the extent that it is probable a significant reversal of the cumulative amount of revenue recognized will not occur once the variability is subsequently resolved. See Note 3, “Revenue,” for additional information.
Shipping and handling costs. Our shipping and handling costs charged to customers are included in “revenue” and the associated expense is recorded in “cost of products” for all periods presented.
Deferred revenue. We recognize contract liabilities in our consolidated balance sheet as deferred revenue, which represents the amount of service and software revenue deferred and recognized over the contractual period or as services are rendered and accepted by the customer. In addition, it includes the amount allocated to undelivered performance obligations.
Accounts receivable, net. Trade accounts receivable is recorded at the invoiced amount and does not bear interest. Such accounts receivable has been reduced by an allowance for credit losses, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for credit losses was approximately $9 million and $5 million, respectively, as of October 31, 2024 and 2023.
Share-based compensation. We account for share-based awards made to our employees and directors, including restricted stock units (“RSUs”), employee stock purchases made under our employee stock purchase plan (“ESPP”), employee stock option awards, and performance share awards under our Long-Term Performance (“the LTP”) Program, using the estimated grant date fair value on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur and are reductions from share-based compensation expense. See Note 4, “Share-Based Compensation,” for additional information.
Inventory. Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not exceeding net realizable value. We assess the valuation of our inventory periodically and adjust the value for estimated excess and obsolete inventory based on future demand and actual usage. See Note 13, “Supplemental Financial Information,” for additional information.
Warranty. Keysight warranties on products sold through direct sales channels are primarily for one year. Warranties for products sold through distribution channels are primarily for three years. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within “cost of products” at the time related product revenue is recognized. See Note 13, “Supplemental Financial Information,” for additional information.
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

We account for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate due to new information. We classify the liability for unrecognized tax benefits as current to the extent that the company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the “provision for income taxes.” Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits. See Note 5, “Income Taxes,” for additional information.
Business Combinations. We include the results of operations of the businesses that we acquire as of the acquisition date. We allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values, except for revenue contracts acquired, which are recognized in accordance with our revenue recognition policy. The excess of the purchase price over the estimated fair values of identifiable assets and liabilities is recorded as “goodwill.” Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 2, “Acquisitions,” for additional information.
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
Other intangible assets with finite lives consist primarily of developed technologies, trademarks, customer relationships, non-compete agreements, and acquired backlog and are amortized using the straight-line method over estimated useful lives ranging from 1 to 12 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Other intangible assets with indefinite-lives are generally in-process research and development (“IPR&D”) intangible assets. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value.
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
Advertising. Advertising costs are expensed as incurred and were $18 million in 2024, $24 million in 2023 and $27 million in 2022.
Research and development. Costs related to the research, design and development of our products are charged to research and development (“R&D”) expense as they are incurred.
Government assistance. Keysight receives various forms of government assistance, primarily through grants related to the development of new products and tax credits related to capital expenditures. We record proceeds from government grants when there is reasonable assurance that we will comply with the relevant conditions of the grant agreement and the grant funds will be received. Grants in recognition of specific expenses are recognized in the same period as an offset to those related expenses. Grants in form of tax credits related to capital expenditures are recognized as a reduction to property, plant and equipment with a corresponding reduction to depreciation expense over the expected useful life of the related asset.

Grants received from new or existing arrangements in 2024 and 2023 were $8 million and $4 million, respectively, and are recorded as an offset to “research and development” in the consolidated statement of operations. Grant proceeds receivable as of October 31, 2024 and 2023 were $6 million and $5 million, respectively, and are recorded in “other current assets” in the consolidated balance sheet. Grant proceeds received prior to Keysight meeting the conditions of the grant are recorded in “other accrued liabilities” and “other long-term liabilities” in the consolidated balance sheet and were $4 million as of October 31, 2024 and not material as of October 31, 2023. Grant income recorded in “other income (expense), net” in the consolidated statement of operations was not material for fiscal year 2024 and 2023.
Tax credits related to capital expenditures reduced property, plant and equipment by $7 million and $1 million in 2024 and 2023, respectively.
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
Fair value of financial instruments. The carrying values of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the equity method or a measurement alternative, the carrying value approximates estimated fair value. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies, are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See Note 8, “Fair Value Measurements,” for additional information.
Net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of share-based awards. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, and the dilutive effect of in-the-money options, non-vested RSUs, LTP program awards and potential ESPP issuances. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. See Note 6, “Net Income Per Share,” for additional information.
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
Concentration of credit risk. Financial instruments that potentially subject us to concentration of credit risk principally includes cash and cash equivalents, short-term and long-term investments, derivative financial instruments and accounts receivables. Cash and cash equivalents primarily consists of money market fund investments, time deposits and demand deposit balances. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. We have a comprehensive credit policy in place and credit exposure is monitored on an ongoing basis.

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount.
Credit risk is mitigated through collateral, such as letters of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2024 or 2023.
Derivative instruments. We are exposed to global foreign currency exchange rate fluctuations in the normal course of business. We enter into foreign exchange hedging contracts and primarily use forward contracts to manage financial exposures resulting from changes in foreign currency exchange rates. Foreign currency exposures include committed and anticipated revenue and expense transactions (cash flow exposure) and monetary assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary (balance sheet exposure). For cash flow hedges, contracts are designated at inception as hedges of the related foreign currency exposures. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions at the inception of the hedge. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the hedging instruments are highly effective in offsetting changes in cash flows of hedged items. Our foreign exchange cash flow hedging contracts have maturities based on a rolling period of up to twelve months. We do not use derivative financial instruments for speculative trading purposes.
All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as cash flow hedges, changes in the value of the effective portion of the derivative instruments are recognized in accumulated other comprehensive income (loss), a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecast transaction occurs or it becomes probable the forecast transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at fair value, and changes in fair value are recorded in earnings in the current period. Derivative instruments are subject to master netting arrangements with the respective counterparties to allow for net settlement under certain conditions. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities. See Note 9, “Derivatives,” for additional information.
Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from our general ledger, and the resulting gain or loss is reflected in the consolidated statement of operations. We use the straight-line method to depreciate assets. Buildings and improvements are depreciated over the lesser of their useful lives, which is generally over five years to forty years, or the remaining term of the lease; and machinery and equipment is generally depreciated over three years to ten years. See Note 13, “Supplemental Financial Information,” for additional information.
Leases. We determine whether an arrangement is a lease at inception. Operating leases are included in “operating lease right-of-use (“ROU”) assets” and “operating lease liabilities” (current and non-current) on our consolidated balance sheet. Finance leases are included in “property, plant and equipment, net,” “other accrued liabilities,” and “other long-term liabilities” in our consolidated balance sheet. Our finance lease and lessor arrangements were immaterial in 2024, 2023 and 2022.
ROU assets and lease obligations are recognized based on their present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and economic environment to discount lease obligations. ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. We initially measure payments based on an index by using the applicable rate at lease commencement. Variable payments that do not depend on an index are not included in the lease liability and are recognized as they are incurred. See Note 10, “Leases,” for additional information.
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
Employee compensation and benefits. Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are reported within employee compensation and benefits in the consolidated balance sheet. The total amount of accrued vacation benefit was $114 million and $113 million as of October 31, 2024 and 2023, respectively.

Foreign currency translation. We translate and remeasure balance sheet and statement of operations items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using monthly exchange rates that approximate average exchange rates. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity in our consolidated balance sheet.
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates that approximate average exchange rates. Gains or losses from foreign currency re-measurement are included in “net income.” Net gains or losses resulting from foreign currency asset and liability remeasurement transactions are reported in other income (expense), net and were a $19 million gain in 2024, a $49 million loss in 2023 and a $1 million loss in 2022. See Note 9, “Derivatives” for additional information.
Retirement plans and post-retirement benefit plan assumptions. Defined benefit plan obligations are remeasured at least annually as of October 31, based on the present value of future benefit payments to reflect future benefit costs over the employees' average expected future service to Keysight based on the terms of the plans. To estimate the present value of these future payments, we are required to make assumptions using actuarial concepts within the framework of GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and investment portfolio composition. We evaluate these assumptions at least annually. See Note 12, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
New Accounting Pronouncements
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which will require us to disclose significant segment expenses and other segment items used by the Chief Operating Decision Maker ("CODM") on an annual and interim basis as well as provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, we will be required to disclose the title and position of the CODM. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will have no impact on our results of operations, cash flows or financial condition. We will apply the amendments in this ASU retrospectively to all prior period disclosures presented in the financial statements upon adoption.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax related disclosures. This standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued guidance which requires disclosure of additional expense information on an annual and interim basis, including the amounts of inventory purchases, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
Other amendments to GAAP that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

2.    ACQUISITIONS
2024 Acquisitions
Acquisition of ESI Group SA
On November 3, 2023, we acquired 50.6% of the share capital of ESI Group SA (“ESI Group”) for $477 million, net of cash acquired, using existing cash. During January 2024, we completed the acquisition of the remaining share capital of ESI Group for $458 million, using existing cash. The company entered into put/call agreements valued at $7 million for certain ESI Group equity awards, subject to a holding period that may extend beyond the explicit vesting period, for the right to receive a cash payment equal to the public tender offer consideration of 155 euros per share, which was substantially paid in the third quarter of fiscal year 2024. For the year ended October 31, 2024, ESI Group's net revenue was $141 million and net loss attributable to Keysight shareholders was $68 million.
The ESI Group acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. The acquisition of ESI Group expands our application layer portfolio with simulation capabilities that are critical to accelerate innovation in multiple end markets. These factors, among others, contributed to a purchase price in excess of the estimated fair value of ESI Group's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
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
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the ESI Group acquisition were as follows:

	Estimated Fair Value	Estimated useful life	Valuation Method
	(in millions)	(in years)
Developed technology	$270	6	Multi-period excess earnings
Customer relationships	160	6	With and without
Backlog	15	3	Multi-period excess earnings
Trademarks/Tradename	2	2	Relief from royalty
Total amortizable intangible assets	447
In-process research and development	47		Multi-period excess earnings
Total intangible assets	$494
As noted above, the intangible assets were valued using different income approach methods. The significant assumptions used to estimate the fair value of the acquired intangible assets included revenue growth rates, earnings before interest and taxes, customer attrition rate, discount rate, obsolescence rate and total operating expenses. The in-process research and development was valued by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. A discount rate of 12% was used to value the research and development projects to reflect the additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all ESI Group in-process research and development were estimated at approximately $7 million as of the close date.
Acquisition and integration costs directly related to the ESI Group acquisition were recorded in research and development, selling, general and administrative, other operating expense (income), net and other income (expense), net and were $39 million for the year ended October 31, 2024. For the year ended October 31, 2024, we incurred $10 million of acquisition-related compensation expense to redeem certain of ESI Group's outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.
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

Acquisition of AnaPico AG
On June 12, 2024, we acquired all the outstanding share capital of AnaPico AG (“AnaPico”) for $117 million, net of cash acquired, accelerating our strategy to expand our customer base in commercial communications, automotive, aerospace, defense, and government markets. We recognized goodwill and other intangible assets of $60 million and $53 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. The identified intangible assets primarily consist of developed technology of $28 million, customer relationships of $12 million, backlog of $1 million and in-process research and development of $12 million. The estimated useful lives of developed technology is 9 years, customer relationships is 9 years and backlog is 1 year. Goodwill was assigned to the CSG and the EISG reportable segments, based on the expected benefits and synergies that are likely to be realized from the AnaPico acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
2023 Acquisitions
During the year ended October 31, 2023, we acquired Cliosoft, Inc. (“Cliosoft”) for $85 million, net of $15 million cash acquired. Cliosoft's data and intellectual property management tools enhance our portfolio of electronic design automation solutions. Based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed, we recognized additions to goodwill and other intangible assets of $56 million and $56 million, respectively. The identified intangible assets primarily consist of developed technology of $41 million, customer relationships of $13 million and backlog of $2 million. The estimated useful lives of developed technology range between 6 to 7 years, customer relationships is 6 years, and backlog is 3 years. Goodwill for the acquisition was assigned to the CSG and EISG operating segments using the relative fair value allocation approach.
Supplemental Pro Forma Information (Unaudited)
The following represents pro forma operating results as if ESI Group had been included in the company's consolidated statements of operations as of the beginning of fiscal 2023:

	Year Ended October 31,
	2024	2023
	(in millions, except per-share amounts)
Net revenue	$4,979	$5,609
Net income	$649	$987
Net income per share - Basic	$3.73	$5.56
Net income per share - Diluted	$3.71	$5.53
The unaudited pro forma financial information for the years ended October 31, 2024 and 2023 combines the historical results of Keysight and ESI Group for the years ended October 31, 2024 and 2023, assuming that the companies were combined as of November 1, 2022 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets and tax-related effects. Losses resulting from our foreign exchange contracts to hedge the ESI Group acquisition price of $18 million and $45 million were included in 2024 and 2023, respectively. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2023.
Pro forma results of operations for other acquisitions in 2024 and 2023 have not been presented because the effects of the acquisitions were not material to the company’s financial results.

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

	Year Ended October 31,
	2024			2023			2022
	CSG	EISG	Total	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,657	$398	$2,055	$1,798	$407	$2,205	$1,824	$379	$2,203
Europe	518	416	934	536	420	956	523	359	882
Asia Pacific	1,245	745	1,990	1,351	952	2,303	1,456	879	2,335
Total revenue	$3,420	$1,559	$4,979	$3,685	$1,779	$5,464	$3,803	$1,617	$5,420

End Market
Aerospace, Defense & Government	$1,149	$—	$1,149	$1,250	$—	$1,250	$1,171	$—	$1,171
Commercial Communications	2,271	—	2,271	2,435	—	2,435	2,632	—	2,632
Electronic Industrial	—	1,559	1,559	—	1,779	1,779	—	1,617	1,617
Total revenue	$3,420	$1,559	$4,979	$3,685	$1,779	$5,464	$3,803	$1,617	$5,420

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,683	$1,273	$3,956	$3,012	$1,515	$4,527	$3,166	$1,393	$4,559
Revenue recognized over time	737	286	1,023	673	264	937	637	224	861
Total revenue	$3,420	$1,559	$4,979	$3,685	$1,779	$5,464	$3,803	$1,617	$5,420
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balances were $88 million and $58 million as of October 31, 2024 and October 31, 2023, respectively, and are included in “accounts receivables, net” and “other assets” in our consolidated balance sheet.

Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $35 million and $43 million as of October 31, 2024 and October 31, 2023, respectively, and are included in “other current assets” and “other assets” in the consolidated balance sheet. The amortization expense associated with these capitalized costs was $57 million, $62 million and $84 million for the years ended October 31, 2024, 2023 and 2022, respectively.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Year Ended
October 31, 2024
(in millions)
Beginning balance	$757
Deferral of revenue billed in current period, net of recognition	529
Deferred revenue arising out of acquisitions	19
Revenue recognized that was deferred as of the beginning of the period	(541)
Foreign currency translation impact	3
Ending balance	$767
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $576 million as of October 31, 2024, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of October 31, 2024, we expect to fulfill 60 percent of these remaining performance obligations in 2025, 25 percent in 2026 and 15 percent thereafter.
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
Description of Keysight’s Share-Based Plans
Incentive compensation plans.
The 2014 Equity and Incentive Compensation Plan ("2014 Stock Plan") was adopted on July 16, 2014, and became effective on November 1, 2014. It was subsequently amended and restated by our board of directors on September 29, 2014, January 22, 2015, November 16, 2017 and November 16, 2023, with the most recent amendments taking effect on March 21, 2024, following stockholders approval. The maximum number of shares of common stock that may be issued under the plan is 28 million. The plan provides for the grants of awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance-based shares and units, and cash awards. As of October 31, 2024, approximately 9 million shares were available for future awards.
RSUs under our share-based plans are granted to directors, executives and employees. The estimated fair value of the restricted stock unit awards granted under the 2014 Stock Plan is determined based on the market price of Keysight common stock on the date of grant. RSUs generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant.
Performance share awards under the LTP Program, administered through the 2014 Stock Plan, are granted to the company's executive officers and key employees. Participants in this program are entitled to receive unrestricted company shares after a three-year performance period, contingent upon the achievement of metrics and targets set by the Compensation and Human Capital Committee at the beginning of the performance period. These metrics may include total shareholder return (“TSR”), financial metrics like operating margin (“OM”), earnings per share (“EPS”), and others. For TSR-based awards the peer group comparisons are set at the beginning of the performance period, while OM targets are set each year in the first quarter of the respective year. The final payout under the LTP Program may range from zero to 200 percent of the target award based on actual performance. During fiscal year 2022, the Compensation and Human Capital Committee approved performance retention awards with a target earnings per share (“EPS”) goal over a three-year performance period to select members of our leadership team. The performance targets are set each half year. The payout range of the award is zero or 100 percent, with no additional payout for performance above target.
The Employee Stock Purchase Plan (“ESPP”) was adopted on July 16, 2014, and became effective on November 1, 2014. It was amended and restated effective March 21, 2024. The maximum number of shares of common stock that may be issued under the plan is 25 million. The ESPP allows eligible employees to contribute up to 10 percent of their base compensation to purchase shares of Keysight common stock at 85 percent of the closing market price at the purchase date.
Under our ESPP, employees purchased 562,455 shares for $64 million in 2024, 477,760 shares for $64 million in 2023 and 462,279 shares for $62 million in 2022. As of October 31, 2024, common stock authorized and available for issuance under our ESPP was 17,820,022 shares, which includes shares issued in November 2024 to participants in consideration of the aggregate contribution of $30 million as of October 31, 2024.
Impact of Share-based Compensation Awards
Share-based compensation expense has been recognized using a straight-line amortization method over the requisite service period. The impact of share-based compensation expense on our consolidated statement of operations was as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Cost of products and services	$27	$25	$23
Research and development	38	38	28
Selling, general and administrative	80	73	75
Total share-based compensation expense	$145	$136	$126
Income tax benefit realized from exercised stock options and similar awards	$3	$6	$15
For the year ended October 31, 2024, the total share-based compensation expense includes $10 million of ESI Group acquisition-related compensation to redeem certain outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.

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
The following assumptions were used to estimate the fair value of TSR-based performance awards.

	Year Ended October 31,
	2024	2023	2022
Volatility of Keysight shares	29%	35%	36%
Volatility of index	18%	25%	23%
Price-wise correlation with index	69%	75%	67%
Share-based Payment Award Activity
Employee Stock Options
We have not granted any stock options since fiscal 2015. In 2024, 0.1 million options were exercised with an intrinsic value of $8 million at an average exercise price per share of $31. In 2023 and 2022, options exercised had an intrinsic value of $15 million and $11 million, with an average exercise price per share of $30 and $25, respectively. As of October 31, 2024, options outstanding were not material.
Non-vested Awards
The following table summarizes non-vested award activity in 2024 for our LTP Program and restricted stock unit awards:

	Shares	Weighted average grant date fair value per share
	(in thousands)
Non-vested at October 31, 2023	2,149	$160
Granted	810	137
Vested	(839)	144
Forfeited	(30)	158
LTP Program incremental	33	113
Non-vested at October 31, 2024	2,123	$157
As of October 31, 2024, the unrecognized share-based compensation cost for non-vested stock awards was approximately $124 million, which is expected to be amortized over a weighted average period of 2.3 years. Unrecognized share-based compensation cost does not include expense for financial metrics-based performance awards for which the targets have not yet been set. The total fair value of stock awards that vested in 2024, 2023 and 2022 was $114 million, $154 million and $223 million, respectively. See Note 5, “Income Taxes,” for the tax impact on share-based award exercises and vesting.
5.    INCOME TAXES
The domestic and foreign components of income before taxes are:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
U.S. operations	$170	$237	$235
Non-U.S. operations	695	1,120	1,050
Total income before taxes	$865	$1,357	$1,285

The provision for income taxes consisted of:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
U.S. federal taxes:
Current	$(52)	$185	$28
Deferred	(47)	(54)	(10)
Non-U.S. taxes:
Current	31	105	113
Deferred	323	54	19
State taxes, net of federal benefit:
Current	4	13	13
Deferred	(8)	(3)	(2)
Total provision for income taxes	$251	$300	$161

The following table presents the components of the deferred tax assets and liabilities:

	October 31,
	2024	2023
	(in millions)
Deferred Tax Assets
Inventory	$27	$28
Intangibles	127	482
Property, plant and equipment	29	29
Warranty reserves	8	9
Pension benefits	26	18
Employee benefits, other than retirement	29	33
Net operating loss, capital loss, and credit carryforwards	307	275
Share-based compensation	22	22
Deferred revenue	48	43
Lease obligations	54	48
Hedging and currency costs	1	12
R&D capitalization	91	45
Others	16	15
Total deferred tax assets	785	1,059
Tax valuation allowance	(218)	(218)
Total deferred tax assets less valuation allowance	567	841
Deferred Tax Liabilities
Inventory	$(3)	$—
Intangibles	(148)	(31)
Property, plant and equipment	(18)	(23)
Pension benefits	(82)	(67)
Employee benefits, other than retirement	(1)	(1)
Unremitted earnings of foreign subsidiaries	(18)	(11)
Deferred revenue	(1)	(1)
ROU lease assets	(52)	(46)
Hedging and currency costs	(23)	(36)
Others	(7)	(6)
Total deferred tax liabilities	(353)	(222)
Total deferred tax assets, net of deferred tax liabilities	$214	$619
The decrease in deferred tax assets in 2024 as compared to 2023 primarily relates to a decrease in the tax rate applied to intangible assets in Singapore based on the new incentive tax rate, partially offset by an increase in deferred tax assets due to the capitalization of research and experimental expenditures for the U.S. tax filing group. The increase in deferred tax liabilities in 2024 as compared to 2023 primarily relates to intangible assets for acquired entities recognized in purchase accounting which are not deductible for tax purposes when amortized.
As of October 31, 2024, there was a deferred tax liability of $18 million for the tax liability expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. As of October 31, 2024, the cumulative amount of undistributed earnings considered indefinitely reinvested was $105 million. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to indefinitely reinvest those earnings in the company’s foreign operations. The amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $4 million.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis.

The $218 million valuation allowances as of October 31, 2024 and 2023 were mainly related to net operating losses in Luxembourg, capital losses and net operating losses in the U.K., and California research credits from acquired entities that are subject to change in ownership limitations.
As of October 31, 2024, there were U.S. federal net operating loss carryforwards of $3 million and U.S. state net operating loss carryforwards, primarily from acquired entities, of $49 million. The U.S. federal net operating losses will expire in years beginning 2027 through 2029 if not utilized. Of the total U.S. state net operating loss carryforwards, $48 million were subject to change of ownership limitations under various state tax provisions and were subject to valuation allowance. The U.S. state net operating loss carryforwards will begin to expire in 2025, which will result in an immaterial tax impact if not utilized. As of October 31, 2024, there were U.S. federal foreign tax credit carryforwards of $3 million. The U.S. federal foreign tax credits will begin to expire in 2032. Due to certain limitations, $1 million of U.S. federal foreign tax credits were subject to valuation allowance. There were U.S. state research credit carryforwards of approximately $30 million. Of the total U.S. state research credit carryforwards, $21 million are California research credits that can be carried forward indefinitely, but due to change of ownership limitations, the California research credits were subject to valuation allowance.
As of October 31, 2024, there were foreign net operating loss carryforwards of $978 million. Of the total foreign loss, $1 million will expire in 2025. The remaining loss consisted of $684 million that will expire in years beginning 2031 through 2044 if not utilized and $293 million that can be carried forward indefinitely. Of the $978 million of foreign net operating loss carryforward, $691 million were subject to a valuation allowance. As of October 31, 2024, there were foreign capital loss carryforwards of $90 million that can be carried forward indefinitely and $2 million of tax credits in foreign jurisdictions that can be carried forward indefinitely. The foreign capital loss carryforwards were subject to valuation allowance as we do not expect to generate income of the type required to utilize these losses. As of October 31, 2024, there were $63 million of interest deduction carryforwards that can be carried forward indefinitely.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Profit before tax times statutory rate	$182	$285	$270
State income taxes, net of federal benefit	(3)	8	8
U.S. research credits	(21)	(22)	(14)
U.S. share-based compensation	(2)	(5)	(16)
U.S. officers’ compensation limitation	5	6	8
Current U.S. tax on foreign earnings	43	139	53
U.S. benefit on foreign sales	(14)	(17)	(17)
Foreign earnings taxed at different rates	(73)	(113)	(115)
Singapore incentive deferred tax rate impact	315	—	—
Deferred taxes on foreign earnings not considered indefinitely reinvested	—	6	(9)
Reduction in tax reserves due to Malaysia refund	(61)	—	—
Prior year change in potential U.S. benefit from non-U.S. tax reserves	35	—	—
Change in unrecognized tax benefits	12	3	(26)
U.S. prior year return adjustment	(15)	6	3
U.S. prior year GILTI tax deduction refund claim	(165)	—	—
Other, net	13	4	16
Provision for income taxes	$251	$300	$161
Effective tax rate	29%	22%	13%
The effective tax rate was 29 percent, 22 percent, and 13 percent for 2024, 2023 and 2022, respectively.
The tax rate in 2024 was higher than the U.S. statutory rate primarily due to a one-time income tax charge of $315 million required to adjust Singapore deferred tax asset values to an incentive tax rate. Keysight entered into a new Singapore tax incentive agreement effective August 1, 2024. The Singapore tax incentive provides lower rates of taxation on certain classes of income and requires thresholds of investments and employment.
The 2024 income tax charge was partially offset by a one-time income tax benefit of $165 million related to Global Intangible Low Taxed Income (“GILTI”) tax deductions for intangible asset amortization. Keysight concluded that U.S. Department of the Treasury exceeded its regulatory authority in issuing tax regulations disallowing these deductions under IRC

§ 951A. The company amended its U.S. federal income tax returns for the open tax years to claim GILTI tax deductions. The tax receivable resulting from the amended returns is reflected in “other assets” and “other current assets” in the consolidated balance sheet. The annual tax impact of the amortization of the intangible assets will continue to be recognized until 2033. The company believes the position meets the more likely than not recognition threshold and intends to vigorously defend its position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
The 2024 income tax charge was also partially offset by a one-time income tax benefit of $61 million for the release of tax reserves related to the successful appeal of a Malaysia income tax assessment. In the fourth quarter of 2017, Keysight was assessed and paid income tax and penalties in Malaysia on gains related to the transfer of intellectual property rights and recorded a tax reserve on the assessed amount. The Court of Appeal in Malaysia ruled in Keysight’s favor on May 24, 2024, and the company received a refund of the income tax and penalties.
The 7 percentage point increase in the effective tax rate from 2023 to 2024 was primarily due to these one-time income tax items in 2024.
The tax rate in 2023 was higher than the U.S. statutory rate primarily due to the impact of U.S. tax capitalization of research and experimental expenditures, partially offset by the net impact from the proportion of worldwide earnings taxed at lower statutory tax rates in non-U.S. jurisdictions and the U.S. tax imposed on those non-U.S. earnings. The tax rate in 2022 was lower than the U.S. statutory rate primarily due to the proportion of worldwide earnings that are taxed at lower statutory tax rates in non-U.S. jurisdictions, partially offset by U.S. tax imposed on earnings in non-U.S. jurisdictions. The increase in the effective tax rate of 9 percent from 2022 to 2023 was primarily due to a 5 percent increase from U.S. tax capitalization of research and experimental expenditures in 2023.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029.
The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2024 and 2023:

	October 31,
	2024	2023
	(in millions)
Current income tax assets (included within other current assets)	$175	$78
Current income tax liabilities (included within income and other taxes payable)	(45)	(49)
Long-term income tax assets (included within other assets)	140	53
Long-term income tax liabilities (included within other long-term liabilities)	(219)	(210)
Total	$51	$(128)
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds requires significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We include interest and penalties related to unrecognized tax positions within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Gross Balance, beginning of year	$266	$234	$249
Additions due to acquisition	2	—	—
Additions for tax positions related to the current year	24	37	32
Additions for tax positions from prior years	—	1	5
Reductions for tax positions from prior years	(22)	—	(25)
Settlements with taxing authorities	(45)	—	(3)
Statute of limitations expirations	(3)	(5)	(4)
Impact from currency fluctuations	—	(1)	(20)
Gross Balance, end of year	$222	$266	$234
As of October 31, 2024, the total amount of gross unrecognized tax benefits, excluding interest and penalties, was $222 million. Of this amount, $150 million would impact our effective tax rate. Approximately $1 million of the unrecognized tax benefits was related to acquisitions, which if recognized within certain agreed upon time periods, would result in the recognition of an offsetting indemnification asset.
Cumulatively, interest and penalties accrued as of 2024, 2023 and 2022 were $38 million, $41 million and $36 million, respectively. We recognized a tax benefit for interest and penalties related to unrecognized tax benefits in 2024 of $6 million, which included a tax benefit of $16 million for penalties released due to settlements, offset by tax expense of $10 million for interest and penalties accrued in the current year. We recorded an additional $3 million of interest and penalties related to unrecognized tax benefits in 2024 through purchase accounting related to acquisitions. We recognized tax expense of $5 million and $3 million for interest and penalties related to unrecognized tax benefits in 2023 and 2022, respectively.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2019 through the current tax year.
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
6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Year Ended October 31,
	2024	2023	2022
	(in millions, except per-share amounts)
Net income	$614	$1,057	$1,124
Basic weighted-average shares	174	178	180
Potential common shares	1	1	2
Diluted weighted-average shares	175	179	182
Net income per share - basic	$3.53	$5.95	$6.23
Net income per share - diluted	$3.51	$5.91	$6.18
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The number of shares excluded was not material for 2024, 2023 and 2022.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of October 31, 2024, 2023 and 2022 and the movements in 2024 and 2023 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2022	$1,022	$560	$1,582
Foreign currency translation impact	(1)	3	2
Goodwill arising from acquisitions	36	20	56
Goodwill at October 31, 2023	1,057	583	1,640
Foreign currency translation impact	2	8	10
Goodwill arising from acquisitions	181	557	738
Goodwill at October 31, 2024	$1,240	$1,148	$2,388
There were no impairments of goodwill during the years ended October 31, 2024, 2023 and 2022. As of October 31, 2024, 2023 and 2022, accumulated impairment losses on goodwill were $709 million as recorded within the CSG reportable segment.
Other intangible assets as of October 31, 2024 and 2023 consisted of the following:

	October 31, 2024			October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,377	$1,018	$359	$1,033	$949	$84
Backlog	37	25	12	19	17	2
Trademark/Tradename	38	36	2	36	33	3
Customer relationships	587	398	189	406	340	66
Total amortizable intangible assets	2,039	1,477	562	1,494	1,339	155
In-Process R&D	45	—	45	—	—	—
Total	$2,084	$1,477	$607	$1,494	$1,339	$155
In 2024, we recognized additions to goodwill and other intangible assets of $738 million and $582 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed from the acquisition of ESI Group and other acquisition activity. See Note 2, “Acquisitions,” for additional information. During the year ended October 31, 2024, we transferred $15 million from in-process R&D to developed technology as projects were successfully completed.
During the year ended October 31, 2024, foreign exchange translation had a favorable impact of $8 million on other intangible assets. Amortization of other intangible assets was $138 million in 2024, $90 million in 2023 and $103 million in 2022. Estimated future amortization expense for our intangible assets as of October 31, 2024 is as follows:

Amortization expense
(in millions)
2025	$125
2026	$112
2027	$101
2028	$97
2029	$89
Thereafter	$38

Goodwill is assessed for impairment on a reporting unit basis, which is an operating segment or one level below an operating segment. We determine fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted appropriately. Valuations using the market approach are derived from metrics of publicly traded comparable companies. The selections of comparable businesses are based on the markets in which our reporting units operate, giving consideration to risk profiles, size, geography, and diversity of products and services. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business.
During the fourth quarter of 2024, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value.
As of October 31, 2024, we determined that no goodwill impairment exists and that the remaining goodwill is recoverable for all of our reporting units; however, there can be no assurance that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that the judgments and estimates described above could change in future periods.
Other intangible assets with finite lives are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of amortizable intangible assets were recorded during the years ended October 31, 2024, 2023 and 2022.
The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are generally in-process research and development (“IPR&D”) intangible assets. No impairments of indefinite-lived intangible assets were recorded in 2024. We had no IPR&D intangible assets as of October 31, 2023 and 2022.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 and 2023 were as follows:

	October 31,
	2024					2023
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,141	$1,141	$—	$—	$—	$1,934	$1,934	$—	$—	$—
Derivative instruments (foreign exchange contracts)	38	—	38	—	—	18	—	18	—	—
Long-term
Equity investments	80	80	—	—	—	56	56	—	—	—
Investments - other	29	—	—	—	29	25	—	—	—	25
Total assets measured at fair value	$1,288	$1,221	$38	$—	$29	$2,033	$1,990	$18	$—	$25
Liabilities:										—
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—	$—	$54	$—	$54	$—	$—
Long-term
Deferred compensation liability	34	—	34	—	—	27	—	27	—	—
Total liabilities measured at fair value	$40	$—	$40	$—	$—	$81	$—	$81	$—	$—
In 2024, we purchased an equity investment for $10 million.
Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity and fixed income investments or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative are not categorized in the fair value hierarchy and are presented as “investments - other” in the table above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
Equity investments, including securities that are earmarked to pay the deferred compensation liability, are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. The changes in fair value of equity investments are recorded within “other income (expense), net” in the consolidated statement of operations. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in “accumulated other comprehensive income (loss).”
All of our investments are subject to periodic impairment review. The impairment analysis requires judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. There were no impairments recognized in 2024, 2023 and 2022.

Realized gains and losses from the sale of investments are recorded in earnings. There were no realized gains or losses from the sale of investments in 2024, 2023 and 2022. Net unrealized gain (loss) on our equity and other investments was as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Net unrealized gain (loss) on equity and other investments still held	$15	$7	$(36)
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis consisted of goodwill and intangible assets. See Note 7, “Goodwill and Other Intangible Assets,” for additional information.
Goodwill
Fair value assessments of the reporting unit and the reporting unit’s net assets, which are performed for goodwill impairment tests, are considered Level 3 measurements due to the significance of unobservable inputs developed using company-specific information. In the event of performing a quantitative impairment test, we consider a market approach as well as an income approach using the discounted cash flow model to determine the fair value of the reporting unit.
Intangible Assets
Fair value of intangible assets is considered Level 3 measurements due to the significance of unobservable inputs developed using company-specific information. In the event of performing a quantitative impairment test, we utilize an income approach for estimating the fair value of intangible assets. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management.
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on the issuance of $600 million in unsecured senior notes (“2034 Senior Notes”). The contract term allowed us to lock in a treasury rate on anticipated debt issuances. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments were recognized in “accumulated other comprehensive income (loss).” In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the 2034 Senior Notes. The remaining gain to be amortized related to the interest rate swap agreements was $106 million as of October 31, 2024.
Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in “other income (expense), net”, in the consolidated statement of operations in the current period along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
In connection with the acquisition of the ESI Group, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in euros. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the year ended October 31, 2024, these foreign exchange forward contracts were settled using existing cash of $63 million, resulting in a loss of $18 million recorded in “other income (expense), net” in the consolidated statement of operations.
During the third quarter of fiscal year 2024, we entered into foreign exchange forward contracts with an aggregate notional amount of 1.2 billion pounds sterling to mitigate the currency exchange risk associated with a planned acquisition. These foreign exchange contracts do not qualify for hedge accounting treatment and are not designated as hedging instruments. The resulting net unrealized gain on outstanding contracts was $23 million and was recorded in “other income (expense), net” in the consolidated statement of operations and in “other current assets” on the consolidated balance sheet for the year ended October 31, 2024.
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

The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” was 216 and 78, respectively, as of October 31, 2024. The aggregated notional amounts by currency and designation as of October 31, 2024 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$19	$7
British Pound	15	1,565
Singapore Dollar	32	16
Malaysian Ringgit	108	12
Japanese Yen	(130)	(73)
Other currencies	(35)	(26)
Total	$9	$1,501
Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of October 31, 2024 and 2023 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2024	October 31, 2023	Balance Sheet Location	October 31, 2024	October 31, 2023
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$8	$16	Other accrued liabilities	$2	$7

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	30	2	Other accrued liabilities	4	47
Total derivatives	$38	$18		$6	$54

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations was as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$(26)	$85
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income (loss)	9	$7	$7
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	10	$8	$13
Selling, general and administrative	—	$(1)	$(10)
Interest expense	1	$—	$—
Gain excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	4	$5	$2
Selling, general and administrative	(1)	$—	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$8	$(44)	$22
The estimated amount at October 31, 2024 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $16 million.
10.    LEASES
We have operating leases for items including office space, manufacturing and production locations, sales and service centers, research and development facilities and certain equipment, primarily automobiles. Our leases have remaining terms of up to 14 years, which represent the non-cancellable periods of the leases and include extension options that are reasonably certain to be exercised. The weighted average lease term of our operating leases was 7.0 years, 7.8 years and 7.7 years as of October 31, 2024, 2023 and 2022, respectively. The weighted average discount rate of our operating leases was 3 percent as of October 31, 2024, 2023 and 2022.
The following table summarizes the components of our lease cost:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Operating lease cost, including short-term lease cost	$59	$52	$51
Variable lease cost	$22	$22	$17

Sublease income and finance lease costs were immaterial for the years ended October 31, 2024, 2023 and 2022. Right-of-use (“ROU”) asset impairments were $2 million in 2022 related to the discontinuance of our Russia operations.
Supplemental information related to our operating leases was as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Cash payments for operating leases	$56	$53	$51
ROU assets obtained in exchange for operating lease obligations	$46	$51	$51
The maturities of our operating leases as of October 31, 2024 with initial terms exceeding one year were as follows:

Operating Leases
(in millions)
2025	$51
2026	45
2027	38
2028	30
2029	26
Thereafter	80
Total undiscounted lease liability	270
Imputed interest	30
Total discounted lease liability	$240
As of October 31, 2024, we did not have material leases that have not yet commenced.
Rental income from the lease of excess facilities was $10 million, $10 million and $11 million for the years ended October 31, 2024, 2023 and 2022, respectively, and is included in “other operating expense (income), net.” Other lessor arrangements were immaterial.
11.    DEBT
The following table summarizes the components of our debt:

	October 31,
	2024	2023
	(in millions)
2024 Senior Notes at 4.55% ($600 face amount less unamortized costs of zero and $1)	$—	$599
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $2 and $2)	698	698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $2 and $3)	498	497
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $6)	594	—
Total Debt	1,790	1,794
Less: Current portion of long-term debt	—	599
Long-Term Debt	$1,790	$1,195
Senior Notes
2024 Senior Notes
In October 2014, the company issued an aggregate principal amount of $600 million in unsecured senior notes (“2024 Senior Notes”). These notes matured on October 30, 2024 and were fully repaid.

2027 Senior Notes
In April 2017, the company issued an aggregate principal amount of $700 million in unsecured senior notes (“2027 Senior Notes”). The 2027 Senior Notes were issued at 99.873 percent of their principal amount. The notes will mature on April 6, 2027 and bear interest at a fixed rate of 4.60 percent per annum. The interest is payable semi-annually on April 6 and October 6, commencing on October 6, 2017. We incurred issuance costs of $6 million in connection with the 2027 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
2029 Senior Notes
In October 2019, the company issued an aggregate principal amount of $500 million in unsecured senior notes (“2029 Senior Notes”). The 2029 Senior Notes were issued at 99.914 percent of their principal amount. The notes will mature on October 30, 2029 and bear interest at a fixed rate of 3.00 percent per annum. The interest is payable semi-annually on April 30 and October 30, commencing on April 30, 2020. We incurred issuance costs of $4 million in connection with the 2029 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
2034 Senior Notes
In October 2024, the company issued an aggregate principal amount of $600 million in unsecured senior notes (“2034 Senior Notes”). The 2034 Senior Notes were issued at 99.897 percent of their principal amount. The notes will mature on October 15, 2034 and bear interest at a fixed rate of 4.95 percent per annum. The interest is payable semi-annually on April 15 and October 15, commencing on April 15, 2025. We incurred issuance costs of $6 million in connection with the 2034 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million, in connection with future interest payments on our 2034 Senior Notes issued in October 2024. In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss),” which is being amortized to interest expense over the term of the 2034 Senior Notes. See Note 9, “Derivatives,” for additional information.
The above senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We were in compliance with the covenants of our senior notes during the year ended October 31, 2024.
The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the accounting guidance fair value hierarchy, is approximately $1,739 million and $1,679 million as of October 31, 2024 and 2023, respectively.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”) which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026 with an annual interest rate of LIBOR + 1 percent along with a facility fee of 0.125 percent per annum. On February 17, 2023, we entered into the first amendment to the Revolving Credit Facility to change the annual interest rate from LIBOR + 1 percent to SOFR + 1.1 percent. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of October 31, 2024 and 2023, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2024.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. We incurred costs in connection with the Bridge Facility of $7 million that are included in “other current assets” in the consolidated balance sheet and are being amortized to “interest expense” over the term of the Bridge Facility.
Letters of Credit
As of October 31, 2024 and 2023, we had $43 million and $41 million, respectively, of outstanding letters of credit and surety bonds that were issued by various lenders.

ESI Group debt and credit facility assumed
As part of the ESI Group acquisition, we assumed debt of $24 million, of which $10 million was payable within one year. The debt included a syndicated loan of $11 million payable through yearly installments until April 2025 with an annual interest rate of EURIBOR + 2 to 2.5 percent. We also assumed various fixed interest rate state-guaranteed loans and other bank borrowings of $13 million. During the year ended October 31, 2024, we repaid the debt assumed as part of the acquisition.
As part of the ESI Group acquisition, we assumed a revolving credit facility of 10 million euros that was subsequently terminated in April 2024.
12.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
General. The majority of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. We provide U.S. employees who meet eligibility criteria under the Keysight Technologies, Inc. Retirement Plan (“RP”), defined benefits that are based on an employee’s base or target pay during the years of employment and length of service. For eligible employees’ service through October 31, 1993, the defined benefit payable under the RP is reduced by any amounts due to the eligible employees’ service under our defined contribution Deferred Profit-Sharing Plan (“DPSP”), which was closed to new participants as of November 1993. The obligations under the DPSP equal the fair value of the DPSP assets, which was $161 million as of October 31, 2024. Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the Keysight Technologies, Inc. Health Plan for Retirees (“U.S. Post-Retirement Benefit Plan”).
In addition, in the U.S. we maintain the Supplemental Benefits Retirement Plan (“SBRP”), a supplemental unfunded non-qualified defined benefit plan to provide benefits that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the “U.S. Plans.”
Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans (“Non-U.S. Plans”) based on factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements. Certain of our immaterial Non-U.S. defined benefit plans are not included in these disclosures.
401(k) defined contribution plan. Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the “401(k) Plan”). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. We provide matching contributions of up to 4 percent of annual eligible compensation for employees hired prior to August 1, 2015 and up to 6 percent for employees hired thereafter. The 401(k) Plan employer expense included in income from operations was $33 million in 2024, $34 million in 2023 and $31 million in 2022.
Post-retirement medical benefit plans. In addition to receiving retirement benefits, U.S. employees who meet eligibility requirements as of their termination date may participate in the U.S. Post-Retirement Benefit Plan.
Components of net periodic benefit cost. We record the service cost component of net periodic benefit cost (benefit) in the same line item as other employee compensation costs. We record the non-service cost components of net periodic benefit cost (benefit), such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, within “other income (expense), net” in the consolidated statement of operations. The company uses alternate methods of amortization, as allowed by the authoritative guidance, which amortizes the actuarial gains and losses on a consistent basis for the years presented. For the U.S. Plans, gains and losses are amortized over the average future working lifetime of active plan participants. For most Non-U.S. Plans and the U.S. Post-Retirement Benefit Plan, gains and losses are amortized using a separate layer for each year’s gains and losses.
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

For the years ended October 31, 2024, 2023 and 2022, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income consisted of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	Year Ended October 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$14	$16	$25	$8	$10	$13	$1	$1	$1
Interest cost on benefit obligations	40	36	23	36	31	15	8	8	5
Expected return on plan assets	(47)	(49)	(61)	(53)	(53)	(58)	(12)	(12)	(14)
Amortization:
Net actuarial loss	9	9	11	9	9	24	(1)	2	1
Prior service credit	—	—	—	—	—	—	—	(1)	(1)
Net periodic benefit cost (benefit)	16	12	(2)	—	(3)	(6)	(4)	(2)	(8)
Settlements	—	—	—	—	(1)	9	—	—	—
Total periodic benefit cost (benefit)	$16	$12	$(2)	$—	$(4)	$3	$(4)	$(2)	$(8)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial loss (gain)	$(23)	$14	$(9)	$(43)	$32	$(38)	$(3)	$(5)	$17
Net prior service cost/(credit)	2	—	—	—	—	—	—	—	—
Amortization:
Net actuarial loss	(9)	(9)	(11)	(9)	(9)	(24)	1	(2)	(1)
Prior service credit	—	—	—	—	—	—	—	1	1
Settlements	—	—	—	—	1	(9)	—	—	—
Foreign currency	—	—	—	1	(2)	(6)	—	—	—
Total recognized in other comprehensive (income) loss	$(30)	$5	$(20)	$(51)	$22	$(77)	$(2)	$(6)	$17
Total recognized in the periodic benefit cost (benefit) and other comprehensive (income) loss	$(14)	$17	$(22)	$(51)	$18	$(74)	$(6)	$(8)	$9

Funded status. As of October 31, 2024 and 2023, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	October 31,
	2024	2023	2024	2023	2024	2023
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$622	$640	$985	$1,003	$153	$155
Actual return on plan assets	155	25	149	(23)	33	12
Employer contributions	1	1	13	12	—	—
Settlements	—	(1)	—	(3)	—	—
Benefits paid	(56)	(43)	(46)	(41)	(15)	(14)
Currency impact	—	—	35	37	—	—
Fair value — end of year	$722	$622	$1,136	$985	$171	$153
Change in benefit obligation:
Benefit obligation — beginning of year	$634	$636	$810	$819	$136	$146
Service cost	14	16	8	10	1	1
Interest cost	40	36	36	31	8	8
Settlements	—	(1)	—	(3)	—	—
Actuarial loss (gain)	84	(10)	52	(44)	18	(5)
Benefits paid	(56)	(43)	(46)	(41)	(15)	(14)
Plan amendment	2	—	—	—	—	—
Currency impact	—	—	36	38	—	—
Benefit obligation — end of year	$718	$634	$896	$810	$148	$136
Overfunded (Underfunded) status of PBO	$4	$(12)	$240	$175	$23	$17
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$10	$—	$283	$205	$23	$17
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(5)	(11)	(43)	(30)	—	—
Net asset (liability)	$4	$(12)	$240	$175	$23	$17
Amounts recognized in accumulated other comprehensive (income) loss:
Actuarial losses (gains)	$54	$86	$352	$403	$(13)	$(11)
Prior service cost (credits)	2	—	—	—	—	—
Total	$56	$86	$352	$403	$(13)	$(11)
The change in benefit obligations for the U.S. and non-U.S. defined benefit plans for 2024 was primarily driven by changes in discount rates, and for 2023 was primarily driven by changes in discount rates, partially offset by changes in demographic assumptions. The change in benefit obligations for the U.S. post-retirement benefit plan for 2024 was primarily driven by changes in discount and retiree mortality rates and for 2023 was primarily driven by changes in discount rates.

Investment policies and strategies as of October 31, 2024. In the U.S., our RP Plan target asset allocations are approximately 60 percent growth funds, primarily equities, and approximately 40 percent fixed income investments and in the U.S. Post-Retirement Benefit Plan, target asset allocations are approximately 70 percent growth funds, primarily equities, and approximately 30 percent fixed income investments. Our DPSP target asset allocation is approximately 60 percent growth funds, primarily equities, and approximately 40 percent fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumed level of risk. Specific investment objectives for the plans’ portfolios are to maintain and enhance the purchasing power of the plans’ assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the U.S., our target asset allocation is from 11 to 70 percent equities, from 30 to 54 percent fixed income investments, and from zero to 47 percent insurance contracts and cash. All plans’ assets are broadly diversified. Due to fluctuations in capital markets, our actual allocation of plan assets as of October 31, 2024 may differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.
Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds. Investments in commingled funds are valued using the net asset value (“NAV”) method as a practical expedient. Investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of our pension and post-retirement benefit plans recorded in the financial statements. In March 2021, we entered into an insurance buy-in contract for a portion of benefit obligations under the U.K. defined benefit plan and classified it as “other investments.” In December 2021, we completed the second phase of the same contract. The insurance buy-in contract is similar to an annuity contract, which matches cash flows with future benefit payments for a specific group of pensioners with the obligation remaining with the plan. This contract is issued by a third-party insurance company with no affiliation to us. The insurance contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value.
Fair Value. The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 8, “Fair Value Measurements.”
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
Other Investments - Other investments represents the U.K. insurance buy-in contract and is classified as a Level 3 investment. Insurance contracts are generally classified as Level 3 investments.

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2024 and 2023:

		Fair Value Measurement as of October 31, 2024 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$10	$—	$10	$—	$—
Equity	438	—	—	—	438
Fixed income	274	58	—	—	216
Total assets measured at fair value	$722	$58	$10	$—	$654

		Fair Value Measurement as of October 31, 2023 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—
Equity	446	—	—	—	446
Fixed income	176	—	—	—	176
Total assets measured at fair value	$622	$—	$—	$—	$622
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2024 and 2023.
The following tables present the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2024 and 2023:

		Fair Value Measurement as of October 31, 2024 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$2	$—	$2	$—	$—
Equity	121	—	—	—	121
Fixed income	48	5	29	—	14
Total assets measured at fair value	$171	$5	$31	$—	$135

		Fair Value Measurement as of October 31, 2023 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$1	$—	$1	$—	$—
Equity	107	—	—	—	107
Fixed income	45	3	26	—	16
Total assets measured at fair value	$153	$3	$27	$—	$123
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For the U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2024 and 2023.
The following tables present the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2024 and 2023:

		Fair Value Measurement as of October 31, 2024 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Equity	$422	$—	$—	$—	$422
Fixed income	467	—	—	—	467
Other investments	247	—	—	247	—
Total assets measured at fair value	$1,136	$—	$—	$247	$889

		Fair Value Measurement as of October 31, 2023 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Equity	$410	$—	$—	$—	$410
Fixed income	342	—	—	—	342
Other investments	233	—	—	233	—
Total assets measured at fair value	$985	$—	$—	$233	$752
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2024 and 2023:

	Year Ended October 31,
	2024	2023
	(in millions)
Balance, beginning of year	$233	$254
Unrealized gains (losses)	15	(19)
Purchases, sales, issuances and settlements	(17)	(15)
Transfers in (out)	—	—
Currency impact	16	13
Balance, end of year	$247	$233
The table below presents the combined projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2024 and 2023:

	2024		2023
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$6	$—	$634	$622
U.S. defined benefit plans where fair value of plan assets exceeds PBO	712	722	—	—
Total	$718	$722	$634	$622
Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$86	$43	$64	$34
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	810	1,093	746	951
Total	$896	$1,136	$810	$985

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$4	$—	$5	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	636	722	576	622
Total	$640	$722	$581	$622
Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$85	$43	$63	$34
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	808	1,093	742	951
Total	$893	$1,136	$805	$985

Contributions and estimated future benefit payments. For 2025, we do not expect to contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan, and we expect to contribute $13 million to our Non-U.S. Defined Benefit Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2025	$56	$45	$16
2026	$57	$47	$16
2027	$59	$49	$17
2028	$56	$51	$17
2029	$59	$52	$17
2030 - 2034	$286	$269	$66
Assumptions. The assumptions used to determine the benefit obligations and net periodic benefit cost (benefit) for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios, consisting of a mixture of equities, fixed income and other investments, in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans, which is October 31. The U.S. discount rates as of October 31, 2024 and 2023 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates as of October 31, 2024 and 2023 were determined based on a granular approach, which discounts the expected plan benefit payments with rates from a high-quality corporate bond yield curve. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The range of assumptions that were used for the Non-U.S. Defined Benefit Plans reflects the different economic environments within various countries.
Assumptions used to calculate the net periodic benefit cost (benefit) were as follows:

	Year Ended October 31,
	2024	2023
U.S. Defined Benefit Plans:
Discount rate	6.50%	6.00%
Average increase in compensation levels	3.50%	3.50%
Expected long-term return on assets	8.00%	8.00%
Non-U.S. Defined Benefit Plans:
Discount rate	2.50-5.35%	1.87-4.22%
Average increase in compensation levels	2.50-3.00%	2.50-3.00%
Expected long-term return on assets	4.73-7.00%	4.16-7.00%
U.S. Post-Retirement Benefits Plan:
Discount rate	6.50%	6.00%
Expected long-term return on assets	8.00%	8.00%
Current medical cost trend rate	6.50%	7.00%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2029	2029
Assumptions used to calculate the benefit obligation as of October 31, 2024 and 2023 were as follows:

	Year Ended October 31,
	2024	2023
U.S. Defined Benefit Plans:
Discount rate	5.50%	6.50%
Average increase in compensation levels	3.50%	3.50%
Non-U.S. Defined Benefit Plans:
Discount rate	2.30-5.07%	2.50-5.35%
Average increase in compensation levels	2.50-3.00%	2.50-3.00%
U.S. Post-Retirement Benefits Plan:
Discount rate	5.50%	6.50%
Current medical cost trend rate	6.00%	6.50%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2029	2029
Health care trend rates did not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2024 and 2023.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	October 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$1,796	$2,472
Restricted cash included in other assets	18	16
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,814	$2,488
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	October 31,
	2024	2023
	(in millions)
Finished goods	$375	$376
Purchased parts and fabricated assemblies	647	609
Total inventory	$1,022	$985
Inventory-related excess and obsolescence charges recorded in “cost of products” were $35 million in 2024 and $27 million in 2023 and 2022. We record excess and obsolete inventory charges for inventory at our sites and at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.
Property, plant and equipment

	October 31,
	2024	2023
	(in millions)
Land	$48	$48
Buildings and leasehold improvements	851	828
Machinery and equipment	1,581	1,508
Total property, plant and equipment	2,480	2,384
Accumulated depreciation of property, plant and equipment	(1,706)	(1,623)
Property, plant and equipment, net	$774	$761
Asset impairments were zero in 2024, zero in 2023 and $1 million in 2022. Depreciation expense was $126 million in 2024, $120 million in 2023 and $117 million in 2022.

Standard warranty
Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in our consolidated balance sheet, is as follows:

	Year Ended October 31,
	2024	2023
	(in millions)
Beginning balance	$36	$32
Accruals for warranties, including change in estimates	22	33
Settlements made during the period	(27)	(29)
Ending balance	$31	$36

Accruals for warranties due within one year	$19	$22
Accruals for warranties due after one year	12	14
Ending balance	$31	$36
Other current assets

	October 31,
	2024	2023
	(in millions)
Prepaid assets	$287	$284
Tax receivables	138	44
Other current assets	157	124
Total other current assets	$582	$452
Prepaid assets include deposits paid in advance to contract manufacturers of $200 million and $210 million as of October 31, 2024 and 2023, respectively. The increase in tax receivables in 2024 as compared to 2023 was primarily due to a one-time discrete tax benefit. See Note 5, “Income Taxes,” for additional information.
Other assets

	October 31,
	2024	2023
	(in millions)
Pension assets	$324	$231
Tax receivables	111	—
Other assets	86	109
Total other assets	$521	$340
The increase in tax receivables in 2024 as compared to 2023 was primarily due to a one-time discrete tax benefit. See Note 5, “Income Taxes,” for additional information.

14.    COMMITMENTS AND CONTINGENCIES
Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based on mutually agreed criteria. As of October 31, 2024, our non-cancellable purchase commitments were approximately $423 million. We expect to fulfill most of our purchase commitments for inventory within one year or based on mutually agreed terms.
Other purchase commitments. Other purchase commitments primarily relate to software as a service and other professional services contracts. As of October 31, 2024, our non-cancellable contractual obligations related to these contracts were approximately $96 million.
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
Indemnification Obligations Related to Transactions
In connection with acquisitions, divestitures, mergers, spin-offs and other transactions, we have agreed to indemnify certain parties for future damages, losses, expenses and liabilities that were incurred prior to or are related to such transactions. The liabilities covered by these indemnifications include, but are not limited to, tax, employment, benefits, intellectual property, environmental, and other liabilities. We do not believe that our indemnification obligations related to such liabilities were material as of October 31, 2024.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight that provide for indemnification under similar and additional circumstances. The indemnification obligations are more fully described in our corporate by-laws and the indemnification agreements, which are available on our website. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. We have not historically made payments related to these obligations, and do not believe that our indemnification obligations related to such claims were material as of October 31, 2024.

Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and we do not believe that our indemnification obligations related to such claims were material as of October 31, 2024.
15.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $485 million remained as of October 31, 2024.
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
In 2024, we repurchased 2,974,967 shares of common stock for $439 million. Additionally, we accrued $3 million related to excise tax levied on share repurchases, net of issuances. In 2023, we repurchased 4,913,548 shares of common stock for $702 million and accrued $4 million related to excise tax levied on share repurchases, net of issuances. In 2022, we repurchased 5,442,280 shares of common stock for $849 million. All such shares and related costs are held as treasury stock and accounted for at the trade date using the cost method.
Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax effect:

	October 31,
	2024	2023
	(in millions)
Foreign currency translation, net of tax (expense) of $(63) and $(63)	$(136)	$(167)
Unrealized losses on defined benefit plans, net of tax benefit of $80 and $94	(317)	(388)
Gains (losses) on derivative instruments, net of tax (expense) of $(23) and $(25)	89	89
Total accumulated other comprehensive loss	$(364)	$(466)

Changes in accumulated other comprehensive loss by component and related tax effects were as follows:

		Net defined benefit pension cost and post-retirement plan costs:
	Foreign currency translation	Actuarial losses	Prior service credits	Gains (losses) on derivatives	Total
	(in millions)
At October 31, 2022	$(185)	$(373)	$(6)	$110	$(454)
Other comprehensive income (loss) before reclassifications	18	(39)	—	(19)	(40)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	20	—	(7)	13
Tax benefit (expense)	—	10	—	5	15
Other comprehensive income (loss)	18	(9)	—	(21)	(12)
At October 31, 2023	(167)	(382)	(6)	89	(466)
Other comprehensive income (loss) before reclassifications	31	71	(2)	9	109
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	16	—	(11)	5
Tax benefit (expense)	—	(14)	—	2	(12)
Other comprehensive income (loss)	31	73	(2)	—	102
At October 31, 2024	$(136)	$(309)	$(8)	$89	$(364)
Reclassifications out of accumulated other comprehensive loss into earnings were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended October 31,
	2024	2023
	(in millions)
Gain (loss) on derivatives	$10	$8	Cost of products
	—	(1)	Selling, general and administrative
	1	—	Interest expense
	(4)	(1)	Benefit (provision) for income taxes
	7	6	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial losses	(16)	(20)	Other income (expense), net
	4	4	Benefit (provision) for income taxes
	(12)	(16)	Net of income tax

Total reclassifications for the period	$(5)	$(10)	Net of income tax
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
Descriptions of our two reportable segments are as follows:
The Communications Solutions Group (“CSG”) serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline, enterprise, and aerospace, defense, and government end markets. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
The Electronic Industrial Solutions Group (“EISG”) serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group’s solutions consist of electronic design, test and simulation software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. In addition, the group provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience. Our recent acquisition of ESI Group expands our application layer portfolio with simulation capabilities in automotive and general electronics sectors.
A significant portion of the segments’ expenses arise from allocated corporate charges, as well as expenses related to our centralized sales force, and service, marketing and technology functions that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and corporate infrastructure.
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

	CSG	EISG	Total
	(in millions)
Year ended October 31, 2024:
Total and segment revenue	$3,420	$1,559	$4,979
Segment income from operations	$921	$357	$1,278
Depreciation expense	$85	$41	$126
Year ended October 31, 2023:
Total and segment revenue	$3,685	$1,779	$5,464
Segment income from operations	$1,068	$581	$1,649
Depreciation expense	$81	$39	$120
Year ended October 31, 2022:
Total and segment revenue	$3,803	$1,617	$5,420
Segment income from operations	$1,085	$501	$1,586
Depreciation expense	$88	$29	$117

The following table reconciles reportable segments’ income from operations to our total enterprise income before taxes:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Total reportable segments’ income from operations	$1,278	$1,649	$1,586
Share-based compensation	(145)	(136)	(126)
Amortization of acquisition-related balances	(139)	(90)	(103)
Acquisition and integration costs	(91)	(13)	(9)
Restructuring and other	(70)	(52)	(14)
Income from operations, as reported	833	1,358	1,334
Interest income	81	102	16
Interest expense	(84)	(78)	(79)
Other income (expense), net	35	(25)	14
Income before taxes, as reported	$865	$1,357	$1,285
“Restructuring and other” includes legal expenses of $17 million and $23 million in 2024 and 2023, respectively.
Major customers. No customer represented 10 percent or more of our total revenue in 2024, 2023 or 2022.
The following table presents segment assets and capital expenditures directly managed by each segment.

	Year Ended October 31,
	2024			2023
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$4,721	$2,952	$7,673	$4,410	$1,920	$6,330
Capital expenditures, net of government incentives	$87	$60	$147	$112	$84	$196
The following table reconciles segment assets to our total assets:

	October 31,
	2024	2023
	(in millions)
Total reportable segments’ assets	$7,673	$6,330
Cash and cash equivalents	1,796	2,472
Long-term deferred tax assets	378	671
Tax receivables	249	44
Long-term investments	110	81
Accumulated amortization of other intangibles	(1,477)	(1,339)
Pension and other assets	540	424
Total assets	$9,269	$8,683

The increase in segment assets for the year ended October 31, 2024 was primarily due to additions in assets acquired as part of the ESI Group acquisition and an increase in tax receivables due to a one-time discrete tax benefit, partially offset by a one-time income tax charge to decrease the deferred tax assets values from the Singapore statutory tax rate to an incentive tax rate. See Note 2, “Acquisitions,” and Note 5, “Income Taxes,” for additional information.
The following tables present summarized information for revenue and long-lived assets by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Long-lived assets consist of property, plant, and equipment, operating lease right-of-use assets and other long-term assets excluding intangible assets.

	United States	China	Rest of the World	Total
	(in millions)
Revenue:
Year ended October 31, 2024	$1,769	$884	$2,326	$4,979
Year ended October 31, 2023	$1,928	$1,005	$2,531	$5,464
Year ended October 31, 2022	$1,933	$1,041	$2,446	$5,420

	United States	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2024	$726	$261	$469	$1,456
October 31, 2023	$690	$233	$387	$1,310

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2024, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2024, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2024.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. The company completed the acquisition of ESI Group SA (“ESI Group”) during January 2024, Riscure Holding B.V. (“Riscure”) on February 21, 2024, and AnaPico AG (“AnaPico”) on June 12, 2024. Management excluded ESI Group, Riscure, and AnaPico from its assessment of the effectiveness of the company’s internal control over financial reporting as of October 31, 2024. ESI Group constituted approximately 1% of total assets and approximately 3% of total revenues, while Riscure and AnaPico each constituted less than 1% of total assets and total revenues for the year ended October 31, 2024.
The effectiveness of our internal control over financial reporting as of October 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading plans
During the three months ended October 31, 2024, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.” as each term is defined in Item 408(c) of Regulation S-K.
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
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, contractors and other personnel providing services to Keysight, as well as by Keysight itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and The Nasdaq Stock Market listing standards. Additionally, Keysight will not engage in trading in Keysight securities, except in compliance with applicable securities laws. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.
The additional information required by this item is included in our Proxy Statement related to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 17, 2024 (the “Proxy Statement”) and is incorporated herein by reference.
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
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information about the security ownership of certain beneficial owners and management required under Item 12 will appear under “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2024. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Right (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)(2)(3)	2,130,073	$31	26,882,876
Equity compensation plans not approved by security holders	—	—	—
Total	2,130,073	$31	26,882,876
(1)    The Employee Stock Purchase Plan (“ESPP”) was adopted on July 16, 2014, and became effective on November 1, 2014. It was amended and restated effective March 21, 2024. The maximum number of shares of common stock that may be issued under the plan is 25 million. The number of securities remaining available for future issuance in column (c) includes 17,820,022 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. employee stock purchase plan under Section 423(b) of the Internal Revenue Code (“ESPP”). The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under the ESPP totaling $30 million as of October 31, 2024.
(2)    The 2014 Equity and Incentive Compensation Plan ("2014 Stock Plan") was adopted on July 16, 2014, and became effective on November 1, 2014. It was subsequently amended and restated by our board of directors on September 29, 2014, January 22, 2015, November 16, 2017 and November 16, 2023, with the most recent amendments taking effect on March 21, 2024, following stockholders approval. The maximum number of shares of common stock that may be issued under the plan is 27,955,000. The 2014 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. As of October 31, 2024, 9,062,854 shares were available for future awards under the 2014 Stock Plan.
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
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information about certain relationships and related transactions required under Item 13 will appear under “Related Person Transactions Policy and Procedures” in the Proxy Statement. Information about director independence required under Item 13 will appear under the heading “Director Independence” in the Proxy Statement. Each of those portions of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 14.     Principal Accounting Fees and Services
The information about principal accountant fees and services and related pre-approval policies required under Item 14 will appear under “Fees Paid to PricewaterhouseCoopers LLP” and “Audit and Finance Committee Preapproval Policy” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Annual Report on Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
1.    Financial Statements.
See Index to Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

2.    Financial Statement Schedule.
    The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2024
Tax valuation allowance	$218	$2	$(2)	$218
2023
Tax valuation allowance	$224	$4	$(10)	$218
2022
Tax valuation allowance	$231	$—	$(7)	$224
* Additions include current-year additions charged to expense and current-year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments and Other Comprehensive Income (“OCI”) impact to deferred taxes.
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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	Second Supplemental Indenture, dated as of April 6, 2017, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	4/6/2017	4.2
4.3	Third Supplemental Indenture, dated as of October 22, 2019, to the Indenture dated as of October 15, 2014 between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/22/2019	4.2
4.4	Description of Keysight Technologies, Inc. Registered Securities	10-K	12/15/2022	4.5
4.5	Indenture, dated as of October 9, 2024, between Keysight Technologies, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	10/9/2024	4.1
4.6	First Supplemental Indenture, dated as of October 9, 2024, between Keysight Technologies, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	10/9/2024	4.2
10.1	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.2	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.3	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.4	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.5	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.6	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.7	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.8	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16
10.9	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.10	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.11	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1

10.12	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.13	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2015	APPENDIX B
10.14	Form of Keysight Technologies, Inc. Global Stock Award Agreement as Amended on November 15, 2016*	10-K	12/19/2016	10.32
10.15	Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*	8-K	8/4/2021	10.1
10.16	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on November 16, 2017)*	DEF 14A	2/9/2018	APPENDIX A
10.17	Keysight Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors*	10-K	12/17/2021	10.22
10.18	Amendment Number 1 to the Keysight Technologies, Inc. Deferred Compensation Plan*	10-K	12/17/2021	10.23
10.19	Amendment Number 1 to the Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-K	12/17/2021	10.24
10.20	Keysight Technologies, Inc. Officer and Executive Severance Plan (Amended and Restated Effective as of May 17, 2017).*	10-K	12/17/2021	10.25
10.21	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan Global Stabilization Performance Award Agreement	10-Q	6/1/2022	10.1
10.22	First amendment to Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*	10-Q	3/3/2023	10.1
10.23	Amendment to Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	10-Q	5/31/2024	3.1
10.24	Second Amended and Restated Bylaws of Keysight Technologies, Inc.	10-Q	5/31/2024	3.2
10.25	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated Effective on March 21, 2024)*	10-Q	5/31/2024	10.1
10.26	Keysight Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated Effective on March 21, 2024)*	10-Q	5/31/2024	10.2
10.27	Form of Keysight Technologies, Inc. Global Stock Award Agreement*	10-Q	5/31/2024	10.3
10.28	Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-Q	8/29/2024	10.1
10.29	Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-Q	8/29/2024	10.2
10.30	Keysight Technologies, Inc. Global Performance Award Agreement*	10-Q	8/29/2024	10.3
19.1	Keysight Technologies, Inc. Insider Trading Policy				X
97	Keysight Technologies, Inc. Compensation Recovery Policy				X
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Inline XBRL Cover Page Interactive Data File				X
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
Date: December 17, 2024

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

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Chairman of the Board	December 17, 2024
Ronald S. Nersesian

/s/ SATISH C. DHANASEKARAN	President and Chief Executive Officer	December 17, 2024
Satish C. Dhanasekaran	(Principal Executive Officer)

/s/ NEIL P. DOUGHERTY	Executive Vice President and Chief Financial Officer	December 17, 2024
Neil P. Dougherty	(Principal Financial Officer)

/s/ LISA M. POOLE	Vice President and Corporate Controller	December 17, 2024
Lisa M. Poole	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Director	December 17, 2024
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 17, 2024
Charles J. Dockendorff

/s/ RICHARD P. HAMADA	Director	December 17, 2024
Richard P. Hamada

/s/ MICHELLE J. HOLTHAUS	Director	December 17, 2024
Michelle J. Holthaus

/s/ PAUL A. LACOUTURE	Director	December 17, 2024
Paul A. Lacouture

/s/ JEAN M. NYE	Director	December 17, 2024
Jean M. Nye

/s/ JOANNE B. OLSEN	Director	December 17, 2024
Joanne B. Olsen

/s/ ROBERT A. RANGO	Director	December 17, 2024
Robert A. Rango

/s/ KEVIN A. STEPHENS	Director	December 17, 2024
Kevin A. Stephens