Form 10-Q
period 2025-01-31
Keysight Technologies, Inc.
filed 2025-03-06
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at March 3, 2025 was 172,810,514.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
Revenue:
Products	$983	$952
Services and other	315	307
Total revenue	1,298	1,259
Costs and expenses:
Cost of products	375	351
Cost of services and other	103	95
Total costs	478	446
Research and development	249	232
Selling, general and administrative	361	362
Other operating expense (income), net	(8)	(2)
Total costs and expenses	1,080	1,038
Income from operations	218	221
Interest income	19	23
Interest expense	(20)	(20)
Other income (expense), net	(18)	5
Income before taxes	199	229
Provision for income taxes	30	57
Net income	$169	$172

Net income per share:
Basic	$0.97	$0.98
Diluted	$0.97	$0.98

Weighted average shares used in computing net income per share:
Basic	173	175
Diluted	174	176

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
Net income	$169	$172
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of zero and $1	(1)	(2)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero	(5)	(2)
Foreign currency translation, net of tax benefit (expense) of zero	(73)	27
Net defined benefit pension cost and post-retirement plan costs:
Change in net actuarial loss, net of tax expense of zero and $1	—	1
Other comprehensive income (loss)	(79)	24
Total comprehensive income	$90	$196

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	January 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,060	$1,796
Accounts receivable, net	797	857
Inventory	1,039	1,022
Other current assets	560	582
Total current assets	4,456	4,257
Property, plant and equipment, net	764	774
Operating lease right-of-use assets	224	234
Goodwill	2,354	2,388
Other intangible assets, net	556	607
Long-term investments	147	110
Long-term deferred tax assets	365	378
Other assets	521	521
Total assets	$9,387	$9,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$289	$313
Employee compensation and benefits	253	295
Deferred revenue	594	561
Income and other taxes payable	131	90
Operating lease liabilities	43	43
Other accrued liabilities	199	125
Total current liabilities	1,509	1,427
Long-term debt	1,790	1,790
Retirement and post-retirement benefits	79	81
Long-term deferred revenue	209	206
Long-term operating lease liabilities	187	197
Other long-term liabilities	426	463
Total liabilities	4,200	4,164
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 202 million and 201 million shares issued, respectively	2	2
Treasury stock, at cost; 28.9 million shares and 28.4 million shares, respectively	(3,497)	(3,422)
Additional paid-in-capital	2,731	2,664
Retained earnings	6,394	6,225
Accumulated other comprehensive loss	(443)	(364)
Total stockholders' equity	5,187	5,105
Total liabilities and equity	$9,387	$9,269

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net income	$169	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31	30
Amortization	35	38
Share-based compensation	62	48
Deferred tax expense (benefit)	(10)	6
Excess and obsolete inventory-related charges	9	8
Unrealized loss (gain) on equity and other investments	(37)	(4)
Other non-cash expenses (income), net	1	—
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	53	124
Inventory	(26)	(42)
Accounts payable	(16)	1
Employee compensation and benefits	(38)	(74)
Deferred revenue	43	27
Income taxes payable	34	38
Other assets and liabilities	68	(44)
Net cash provided by operating activities	378	328
Cash flows from investing activities:
Investments in property, plant and equipment	(32)	(47)
Acquisitions of businesses and intangible assets, net of cash acquired	—	(478)
Other investing activities	(1)	14
Net cash used in investing activities	(33)	(511)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	31	32
Payment of taxes related to net share settlement of equity awards	(29)	(28)
Acquisition of non-controlling interests	—	(458)
Treasury stock repurchases	(75)	(93)
Other financing activities	(1)	(1)
Net cash used in financing activities	(74)	(548)
Effect of exchange rate movements	(8)	8
Net increase (decrease) in cash, cash equivalents, and restricted cash	263	(723)
Cash, cash equivalents, and restricted cash at beginning of period	1,814	2,488
Cash, cash equivalents, and restricted cash at end of period	$2,077	$1,765
Supplemental cash flow information:
Interest payments	$—	$—
Income tax paid, net	$9	$12
Investments in property, plant and equipment included in accounts payable	$13	$15
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity
Balance as of October 31, 2024	201,008	$2	$2,664	(28,424)	$(3,422)	$6,225	$(364)	$—	$5,105
Net income	—	—	—	—	—	169	—	—	169
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(79)	—	(79)
Issuance of common stock	673	—	31	—	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(29)	—	—	—	—	—	(29)
Share-based compensation	—	—	65	—	—	—	—	—	65
Repurchase of common stock	—	—	—	(449)	(75)	—	—	—	(75)
Balance as of January 31, 2025	201,681	$2	$2,731	(28,873)	$(3,497)	$6,394	$(443)	$—	$5,187

Balance as of October 31, 2023	199,771	$2	$2,487	(25,449)	$(2,980)	$5,611	$(466)	$—	$4,654
Net income	—	—	—	—	—	172	—	4	176
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	24	—	24
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	850	—	32	—	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(28)	—	—	—	—	—	(28)
Share-based compensation	—	—	52	—	—	—	—	—	52
Repurchase of common stock	—	—	—	(625)	(93)	—	—	—	(93)
Acquisition of non-controlling interests	—	—	4	—	—	—	—	(462)	(458)
Balance as of January 31, 2024	200,621	$2	$2,547	(26,074)	$(3,073)	$5,783	$(442)	$—	$4,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2025 and October 31, 2024, results of operations for the three months ended January 31, 2025 and 2024, and cash flows for the three months ended January 31, 2025 and 2024.
Principles of consolidation. The condensed consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated. The condensed consolidated financial statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on the condensed consolidated results of operations; therefore, net income attributable to non-controlling interests for the three months ended January 31, 2024 of $4 million is not presented separately and is included in “other income (expense), net” in the condensed consolidated statements of operations.
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
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

New Accounting Pronouncements.
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that requires disclosure of significant segment expenses and other segment items used by the Chief Operating Decision Maker (“CODM”) on an annual and interim basis as well as provide in interim periods substantially all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, the ASU requires the disclosure of the title and position of the CODM. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will have no impact on our results of operations, cash flows or financial condition. We will apply the amendments in this ASU retrospectively to all prior period disclosures presented in the financial statements upon adoption.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax related disclosures. This standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued guidance that requires disclosure of additional expense information on an annual and interim basis, including inventory purchases, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
The following represents pro forma operating results as if ESI Group had been included in the company's consolidated statements of operations as of the beginning of fiscal 2023 (in millions, except per share amounts):

Three Months Ended
January 31, 2024
Net revenue	$1,259
Net income	$186
Net income per share - Basic	$1.07
Net income per share - Diluted	$1.06
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

3.    REVENUE
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of revenue recognition, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our reportable segments, Communications Solutions Group (“CSG”) and Electronics Industrial Solutions Group (“EISG”).

	Three Months Ended
	January 31,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$448	$103	$551	$417	$97	$514
Europe	137	122	259	132	123	255
Asia Pacific	298	190	488	290	200	490
Total revenue	$883	$415	$1,298	$839	$420	$1,259

End Market
Aerospace, Defense & Government	$311	$—	$311	$295	$—	$295
Commercial Communications	572	—	572	544	—	544
Electronic Industrial	—	415	415	—	420	420
Total revenue	$883	$415	$1,298	$839	$420	$1,259

Timing of Revenue Recognition
Revenue recognized at a point in time	$700	$346	$1,046	$654	$346	$1,000
Revenue recognized over time	183	69	252	185	74	259
Total revenue	$883	$415	$1,298	$839	$420	$1,259
Contract Balances
Contract assets
Contract assets consist of unbilled receivables that are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred, but we have not yet invoiced. The contract assets balance was $116 million and $88 million as of January 31, 2025 and October 31, 2024, respectively, and is included in “accounts receivables, net” and “other assets” in the condensed consolidated balance sheet.
Contract costs
We capitalize costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract, which corresponds to the period of benefit. Capitalized contract costs were $33 million and $35 million as of January 31, 2025 and October 31, 2024, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $14 million and $16 million for the three months ended January 31, 2025, and 2024, respectively.
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

The following table provides a roll-forward of our contract liabilities, current and non-current:

Three Months Ended
January 31, 2025
(in millions)
Balance at October 31, 2024	$767
Deferral of revenue billed in current period, net of recognition	246
Revenue recognized that was deferred as of the beginning of the period	(204)
Foreign currency translation impact	(6)
Balance at January 31, 2025	$803
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $550 million as of January 31, 2025, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of January 31, 2025, we expect to fulfill 47 percent of these remaining performance obligations during the remainder of 2025, 32 percent during 2026, and 21 percent thereafter.
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

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Cost of products and services	$11	$8
Research and development	16	13
Selling, general and administrative	35	29
Total share-based compensation expense	$62	$50
Share-based compensation capitalized within inventory was $6 million as of January 31, 2025 and $4 million as of January 31, 2024.
Performance awards based on total shareholder return (“TSR”) are valued using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The valuation is performed annually in the first quarter at the time of annual grants. The estimated fair value of RSUs and the financial metrics-based performance awards (both operating margin and earnings per share) is determined based on the market price of Keysight’s common stock on the grant date. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period.
The following assumptions were used to estimate the fair value of TSR-based performance awards:

	Three Months Ended
	January 31,
	2025	2024
Volatility of Keysight shares	32%	29%
Volatility of peer group	31%	18%
Price-wise correlation with peer group	31%	69%
The above assumptions reflect the impact of a change in the peer group comparison for the performance awards granted in fiscal year 2025 from the S&P 500 index to the individual constituents of the S&P 500 index.

5.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended
	January 31,
	2025	2024
	(in millions, except percentages)
Income before taxes	$199	$229
Provision for income taxes	$30	$57
Effective tax rate	15.3%	24.5%
The effective tax rate for the three months ended January 31, 2025 was lower than the statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, partially offset by U.S. taxes on foreign earnings and the impact of Pillar Two minimum taxes.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a minimum 15 percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Assorted countries have enacted legislation to adopt Pillar Two model rules. A subset of rules are effective for Keysight in the current year, with the remaining rules effective as of November 1, 2025. While Keysight expects to qualify for transitional safe harbor relief in most jurisdictions in which Pillar Two rules are in effect, there are a limited number of jurisdictions where Keysight expects Pillar Two minimum taxes to potentially apply. The income tax provision for the three months ended January 31, 2025 includes the effects of Pillar Two minimum taxes based on currently enacted legislation and administrative guidance. Keysight continues to closely monitor Pillar Two developments, including the release of additional administrative guidance and the U.S. response to Pillar Two minimum taxes.
The tax expense for the three months ended January 31, 2025 was lower compared to the same period last year, primarily due to decreases in Global Intangible Low Taxed Income (“GILTI”) tax and income before taxes.
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to GILTI under IRC § 951A (the “tax regulations”). The tax regulations contained language that disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. In the third quarter of 2024, we concluded that Treasury exceeded its regulatory authority, and the intangible asset amortization should be deductible. We amended our U.S. federal income tax returns for the open tax years to claim the deduction and filed a lawsuit seeking a tax refund. See Note 13, “Commitments and Contingencies,” for additional information. The GILTI tax benefit resulting from the current year intangible amortization is considered in the tax expense for the three months ended January 31, 2025, but not in the comparable period. The Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, which would most likely result in a material increase in the effective tax rate and income tax liability.
The income tax expense for the three months ended January 31, 2025 included a net discrete benefit of $1 million. The income tax expense for the three months ended January 31, 2024 included a net discrete expense of $2 million.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029. The impact of the tax incentives decreased income taxes by $12 million for the three months ended January 31, 2025.
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

6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	January 31,
	2025	2024
	(in millions, except per-share amounts)
Net income	$169	$172
Basic weighted-average shares	173	175
Potential common shares	1	1
Diluted weighted-average shares	174	176
Net income per share - basic	$0.97	$0.98
Net income per share - diluted	$0.97	$0.98
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The number of shares excluded was not material for the three months ended January 31, 2025 and 2024.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of January 31, 2025 and October 31, 2024, and the activity for the three months ended January 31, 2025 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2024	$1,240	$1,148	$2,388
Foreign currency translation impact	(11)	(23)	(34)
Goodwill at January 31, 2025	$1,229	$1,125	$2,354
There were no impairments of goodwill for the three months ended January 31, 2025 and 2024. As of January 31, 2025 and October 31, 2024, the accumulated impairment loss on goodwill was $709 million as recorded within the CSG reportable segment.
Other intangible assets as of January 31, 2025 and October 31, 2024 consisted of the following:

	January 31, 2025			October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,386	$1,036	$350	$1,377	$1,018	$359
Backlog	37	27	10	37	25	12
Trademark/Tradename	38	37	1	38	36	2
Customer relationships	582	409	173	587	398	189
Total amortizable intangible assets	$2,043	$1,509	$534	$2,039	$1,477	$562
In-Process R&D	22	—	22	45	—	45
Total	$2,065	$1,509	$556	$2,084	$1,477	$607
During the three months ended January 31, 2025, we transferred $22 million from in-process R&D to developed technology as projects were successfully completed. During the three months ended January 31, 2025, foreign exchange translation had an unfavorable impact of $19 million on other intangible assets. Amortization of other intangible assets was $32 million and $38 million for the three months ended January 31, 2025 and 2024, respectively.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the three months ended January 31, 2025.

Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2025 (remainder)	$93
2026	$113
2027	$101
2028	$98
2029	$89
2030	$15
Thereafter	$25
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 and October 31, 2024 were as follows:

	Fair Value Measurements at
	January 31, 2025					October 31, 2024
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Money market funds	$1,361	$1,361	$—	$—	$—	$1,141	$1,141	$—	$—	$—
Derivative instruments (foreign exchange contracts)	8	—	8	—	—	38	—	38	—	—
Long-term
Equity investments	116	116	—	—	—	80	80	—	—	—
Investments - other	31	—	—	—	31	29	—	—	—	29
Total assets measured at fair value	$1,516	$1,477	$8	$—	$31	$1,288	$1,221	$38	$—	$29
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$52	$—	$52	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	35	—	35	—	—	34	—	34	—	—
Total liabilities measured at fair value	$87	$—	$87	$—	$—	$40	$—	$40	$—	$—
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
Equity investments, including securities that are earmarked to pay the deferred compensation liability, are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings within “other income (expense), net” in the condensed consolidated statement of operations. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in “accumulated other comprehensive income (loss).”
There were no realized gains or losses from the sale of investments for the three months ended January 31, 2025 and 2024, respectively. Net unrealized gain (loss) on our equity and other investments was as follows:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Net unrealized gain (loss) on equity and other investments still held	$38	$7
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on the issuance of $600 million in unsecured senior notes (“2034 Senior Notes”). In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the 2034 Senior Notes. The remaining gain to be amortized related to the interest rate swap agreements was $103 million as of January 31, 2025.
Non-designated Hedges
Additionally, we periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
In 2024, we entered into foreign exchange forward contracts with an aggregate notional amount of 1.2 billion pounds sterling to mitigate the currency exchange risk associated with a planned acquisition. These foreign exchange contracts do not qualify for hedge accounting treatment and are not designated as hedging instruments. For the three months ended January 31, 2025, the net unrealized loss on outstanding contracts was $68 million, recorded in “other income (expense), net” in the condensed consolidated statement of operations. As of January 31, 2025, the net unrealized loss on outstanding contracts was $45 million, recorded in “other accrued liabilities” in the condensed consolidated balance sheet.
In connection with the acquisition of ESI Group, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in euros. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. For the three months ended January 31, 2024, these foreign exchange forward contracts were settled using existing cash of $63 million, resulting in a loss of $18 million recorded in “other income (expense), net” in the condensed consolidated statement of operations.
The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” was 218 and 86, respectively, as of January 31, 2025. The aggregated notional amounts by currency and designation as of January 31, 2025 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$17	$9
Pounds Sterling	15	1,578
Singapore Dollar	33	28
Malaysian Ringgit	110	6
Japanese Yen	(136)	(57)
Other currencies	(41)	26
Total	$(2)	$1,590

Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of January 31, 2025 and October 31, 2024 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2025	October 31, 2024	Balance Sheet Location	January 31, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$8	Other accrued liabilities	$4	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	1	30	Other accrued liabilities	48	4
Total derivatives	$8	$38		$52	$6
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(1)	$(3)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$2	$3
Selling, general and administrative	$—	$(1)
Interest expense	$3	$—
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$(72)	$(17)
The estimated amount as of January 31, 2025 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $12 million.
10.    DEBT
The following table summarizes the components of our debt:

	January 31, 2025	October 31, 2024
	(in millions)
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $2 and $2)	$698	$698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $2 and $2)	498	498
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $6 and $6)	594	594
Total debt	$1,790	$1,790

Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of the senior notes during the three months ended January 31, 2025 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the accounting guidance fair value hierarchy, is approximately $1,732 million and $1,739 million as of January 31, 2025 and October 31, 2024, respectively.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent along with a facility fee of 0.125 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of January 31, 2025 and October 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. We incurred costs in connection with the Bridge Facility of $7 million that are included in “other current assets” in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility.
Letters of Credit
As of January 31, 2025 and October 31, 2024, we had $39 million and $43 million, respectively, of outstanding letters of credit and surety bonds that were issued by various lenders.
11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2025 and 2024, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	January 31,
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$4	$4	$2	$2	$—	$—
Interest cost on benefit obligation	10	10	9	9	2	2
Expected return on plan assets	(13)	(12)	(15)	(13)	(3)	(3)
Amortization of net actuarial loss (gain)	1	2	(1)	2	—	—
Net periodic benefit cost (benefit)	$2	$4	$(5)	$—	$(1)	$(1)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three months ended January 31, 2025 and 2024. We contributed $3 million to our non-U.S. defined benefit plans during the three months ended January 31, 2025 and 2024.
For the remainder of 2025, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $7 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, employee retirements, market conditions, interest rates and other factors.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	January 31, 2025	October 31, 2024
	(in millions)
Cash and cash equivalents	$2,060	$1,796
Restricted cash included in other assets	17	18
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,077	$1,814
Restricted cash relates primarily to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	January 31, 2025	October 31, 2024
	(in millions)
Finished goods	$380	$375
Purchased parts and fabricated assemblies	659	647
Total inventory	$1,039	$1,022
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Operating lease cost	$15	$15
Variable lease cost	$5	$7
Supplemental information related to our operating leases was as follows:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Cash payment for operating leases	$14	$14
Right-of-use assets obtained in exchange for operating lease obligations	$6	$12
Standard warranty
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

Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet, is as follows:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Beginning balance	$31	$36
Accruals for warranties, including change in estimates	5	7
Settlements made during the period	(6)	(7)
Ending balance	$30	$36

Accruals for warranties due within one year	$18	$22
Accruals for warranties due after one year	12	14
Ending balance	$30	$36
Other current assets

	January 31, 2025	October 31, 2024
	(in millions)
Prepaid assets	$298	$287
Tax receivables	144	138
Other current assets	118	157
Total other current assets	$560	$582
Prepaid assets include deposits paid in advance to contract manufacturers of $198 million and $200 million as of January 31, 2025 and October 31, 2024, respectively.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the three months ended January 31, 2025, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Contingencies
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
On June 14, 2019, the U.S. Treasury issued final regulations relating to GILTI under the tax regulations. The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, we concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. In response, we amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. We believe the position meets the more likely than not recognition threshold.
On January 23, 2025, we filed a lawsuit against the United States of America in the United States Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and cost, allowed by law. We intend to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $410 million remained as of January 31, 2025.
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
For the three months ended January 31, 2025, we repurchased 448,413 shares of common stock for $75 million. For the three months ended January 31, 2024, we repurchased 624,961 shares of common stock for $93 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2025 and 2024 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs	Gains (losses) on derivatives	Total

	(in millions)
As of October 31, 2024	$(136)	$(317)	$89	$(364)
Other comprehensive income (loss) before reclassifications	(73)	—	(1)	(74)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	—	(5)	(5)
Tax benefit (expense)	—	—	—	—
Other comprehensive income (loss)	(73)	—	(6)	(79)
As of January 31, 2025	$(209)	$(317)	$83	$(443)

As of October 31, 2023	$(167)	$(388)	$89	$(466)
Other comprehensive income (loss) before reclassifications	27	—	(3)	24
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(2)	—
Tax benefit (expense)	—	(1)	1	—
Other comprehensive income (loss)	27	1	(4)	24
As of January 31, 2024	$(140)	$(387)	$85	$(442)
Reclassifications out of accumulated other comprehensive loss into earnings for the three months ended January 31, 2025 and 2024 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in statement of operations
	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Gain (loss) on derivatives	$2	$3	Cost of products
	—	(1)	Selling, general and administrative
	3	—	Interest expense
	—	—	Benefit (provision) for income tax
	5	2	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	—	(2)	Other income (expense), net
	—	1	Benefit (provision) for income tax
	—	(1)	Net of income tax

Total reclassifications for the period	$5	$1	Net of income tax
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

	Three Months Ended
	January 31,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$883	$415	$1,298	$839	$420	$1,259
Segment income from operations	$240	$114	$354	$226	$129	$355
The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Total reportable segments' income from operations	$354	$355
Share-based compensation	(62)	(50)
Amortization of acquisition-related balances	(33)	(38)
Acquisition and integration costs	(28)	(17)
Restructuring and other	(13)	(29)
Income from operations, as reported	218	221
Interest income	19	23
Interest expense	(20)	(20)
Other income (expense), net	(18)	5
Income before taxes, as reported	$199	$229
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, changes in interest rates, the existence of political or economic instability, uncertainty related to the impact of national elections results in the U.S., U.K., and Europe, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tensions such as an imposition of or increase in tariffs and tightening of export control regulations, the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.

Basis of Presentation
The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarter periods.
Overview and Executive Summary
Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics market, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
We invest in research and development (“R&D”) to align our business with available markets and position the company for growth. Our R&D efforts focus on the development of new software and hardware products, as well as improvements to existing products, and solutions aligned to the industries that we serve. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, solutions, products and services. We remain committed to investment in R&D and have focused our development efforts on strategic opportunities to capture future growth.
Three months ended January 31, 2025 and 2024
Total orders for the three months ended January 31, 2025 were $1,263 million, an increase of 4 percent compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point, and acquisitions had a favorable impact of 1 percentage point, on the year-over-year order change. For the three months ended January 31, 2025, orders increased in Asia Pacific and Europe, partially offset by a decline in the Americas.
Revenue for the three months ended January 31, 2025 was $1,298 million, an increase of 3 percent compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point, and acquisitions had an immaterial impact, on the year-over-year revenue change. A revenue increase in the Communications Solutions Group (“CSG”) was partially offset by a slight decline in the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented 68 percent and 32 percent, respectively, of total revenue for the three months ended January 31, 2025.
Net income for the three months ended January 31, 2025 was $169 million, compared to $172 million for the same period last year. The decrease in net income for the three months ended January 31, 2025 was primarily driven by losses on derivative instruments, unfavorable mix, and higher R&D expense, partially offset by higher revenue, lower provision for income taxes and net gains on our equity investments.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, high-speed data center networks and infrastructure, satellite networks, Artificial Intelligence (“AI”), industrial internet of things (“IoT”), defense modernization, and next generation electric vehicles (“EV”) and autonomous vehicles (“AV”). We continue to engage actively with our customers and closely monitor the current macroeconomic environment, including trade restrictions, tariffs and tightening of export control regulations, monetary and fiscal policies, and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
There were no material changes during the three months ended January 31, 2025 to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Adoption of New Accounting Pronouncements
See Note 1, “Overview and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating, investing and financing activities. We hedge revenues, expenses, and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of the hedging has been included in the condensed consolidated balance sheet and condensed consolidated statement of operations. We experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our cash flow hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Results from Operations - Three months ended January 31, 2025 and 2024
A summary of our results is as follows:

	Three Months Ended		Year-over-Year
	January 31,		Change
	2025	2024	Three Months
	(in millions, except margin data)
Revenue	$1,298	$1,259	3%
Gross margin	63.1%	64.6%	(1) ppt
Research and development	$249	$232	7%
Percentage of revenue	19%	18%	1 ppt
Selling, general and administrative	$361	$362	—
Percentage of revenue	28%	29%	(1) ppt
Other operating expense (income), net	$(8)	$(2)	365%
Income from operations	$218	$221	(2)%
Operating margin	16.8%	17.6%	(1) ppt
Interest income	$19	$23	(16)%
Interest expense	$(20)	$(20)	(1)%
Other income (expense), net	$(18)	$5	—
Income before taxes	$199	$229	(13)%
Provision for income taxes	$30	$57	(47)%
Net income	$169	$172	(2)%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table provides the percent change in revenue for the three months ended January 31, 2025 by geographic region and the impact of foreign currency movements as compared to the same period last year.

	Year-over-Year Change
	Three Months Ended
	January 31, 2025
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)
Americas	7%	—
Europe	1%	(1) ppt
Asia Pacific	(1)%	(1) ppt
Total revenue	3%	(1) ppt

Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended January 31, 2025 decreased 1 percentage point compared to the same period last year, primarily driven by unfavorable mix, partially offset by lower restructuring costs.
R&D expense for the three months ended January 31, 2025 increased 7 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and incremental costs from acquired businesses.
Selling, general and administrative expense for the three months ended January 31, 2025 was flat compared to the same period last year as lower amortization of acquisition-related balances and lower people-related costs resulting from the flexibility of our operating model and cost efficiency actions were offset by higher acquisition and integration costs and incremental costs from acquired businesses.
Other operating expense (income), net for the three months ended January 31, 2025 was income of $8 million compared to income of $2 million for the same period last year.
Operating margin for the three months ended January 31, 2025 decreased 1 percentage point compared to the same period last year, primarily driven by gross margin declines, partially offset by a decrease in operating expenses as a percentage of revenue.
Interest income for the three months ended January 31, 2025 was $19 million compared to $23 million for the same period last year and primarily relates to interest earned on our cash balances. Interest expense for both the three months ended January 31, 2025 and 2024 was $20 million and primarily relates to interest on our senior notes.
Other income (expense), net for the three months ended January 31, 2025 was expense of $18 million compared to income of $5 million for the same period last year and primarily includes income related to our defined benefit and post-retirement benefit plans, gains (losses) due to currency and derivative instruments, the change in fair value of our equity and other investments, and income attributable to non-controlling interests. The decrease in other income (expense), net for the three months ended January 31, 2025 is primarily driven by losses on derivative instruments (see Note 9, “Derivatives,” for additional information), partially offset by net gains on our equity investments.
As of January 31, 2025, our headcount was approximately 15,400 compared to approximately 15,500 at January 31, 2024.
Income Taxes
The following table provides income tax details:

	Three Months Ended
	January 31,
	2025	2024
	(in millions, except percentages)
Income before taxes	$199	$229
Provision for income taxes	$30	$57
Effective tax rate	15.3%	24.5%
The effective tax rate for the three months ended January 31, 2025 was lower than the statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, partially offset by U.S. taxes on foreign earnings and the impact of Pillar Two minimum taxes.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a minimum 15 percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Assorted countries have enacted legislation to adopt Pillar Two model rules. A subset of rules are effective for Keysight in the current year, with the remaining rules effective as of November 1, 2025. While Keysight expects to qualify for transitional safe harbor relief in most jurisdictions in which Pillar Two rules are in effect, there are a limited number of jurisdictions where Keysight expects Pillar Two minimum taxes to potentially apply. The income tax provision for the three months ended January 31, 2025 includes the effects of Pillar Two minimum taxes based on currently enacted legislation and administrative guidance. Keysight continues to closely monitor Pillar Two developments, including the release of additional administrative guidance and the U.S. response to Pillar Two minimum taxes.
The tax expense for the three months ended January 31, 2025 was lower compared to the same period last year, primarily due to decreases in Global Intangible Low Taxed Income (“GILTI”) tax and income before taxes.

On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to GILTI under IRC § 951A (the “tax regulations”). The tax regulations contained language that disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. In the third quarter of 2024, we concluded that Treasury exceeded its regulatory authority, and the intangible asset amortization should be deductible. We amended our U.S. federal income tax returns for the open tax years to claim the deduction and filed a lawsuit seeking a tax refund. See Note 13, “Commitments and Contingencies,” for additional information. The GILTI tax benefit resulting from the current year intangible amortization is considered in the tax expense for the three months ended January 31, 2025, but not in the comparable period. The Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, which would most likely result in a material increase in the effective tax rate and income tax liability.
The income tax expense for the three months ended January 31, 2025 included a net discrete benefit of $1 million. The income tax expense for the three months ended January 31, 2024 included a net discrete expense of $2 million.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029. The impact of the tax incentives decreased income taxes by $12 million for the three months ended January 31, 2025.
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
We are subject to income taxes in the U.S. and several countries globally. Changes in tax law, tax rates, or in the amount of earnings in countries with differing tax rates may affect certain deferred tax assets and liabilities recorded and our effective tax rate.
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
A significant portion of the segments' expenses arise from allocated corporate charges, expenses related to our centralized sales force, and service, marketing and technology functions that are provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and corporate infrastructure.
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

Revenue

	Three Months Ended		Year- over-Year
	January 31,		Change
	2025	2024	Three Months
	(in millions)
Total revenue	$883	$839	5%
CSG revenue for the three months ended January 31, 2025 increased 5 percent compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point, and acquisitions had a favorable impact of 1 percentage point, on the year-over-year revenue change. Revenue grew across all regions and in both the commercial communications and the aerospace, defense, and government end markets. The increase was primarily driven by higher investments in high-speed networks to support increasing demand for AI capabilities coupled with higher investment in aerospace and defense solutions. Our customers continued to make R&D investments in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G/Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking and major defense and government programs worldwide.
Our commercial communications end market revenue for the three months ended January 31, 2025 increased 5 percent year-over-year and represented 65 percent of total CSG revenue. Revenue grew across all regions. The year-over-year increase in revenue was primarily driven by R&D investments in terabit solutions and expanding 400G/800G transceiver manufacturing capacity to meet rising demand for AI capabilities. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which is driving demand for our 400G/800G/Ethernet solutions, both in R&D and manufacturing.
Our aerospace, defense, and government end market revenue for the three months ended January 31, 2025 increased 5 percent year-over-year and represented 35 percent of total CSG revenue. Revenue growth in the Americas and Asia Pacific was partially offset by a decline in Europe. The year-over-year increase in revenue was primarily driven by strong growth in space and satellite solutions coupled with continued investments in radar and spectrum operations. We continue to see investments in radar and spectrum operations, space and satellite solutions and signal monitoring.
Gross Margin and Operating Margin

	Three Months Ended		Year- over-Year
	January 31,		Change
	2025	2024	Three Months
	(in millions, except margin data)
Gross margin	68.0%	68.4%	—
Research and development	$168	$152	10%
Selling, general and administrative	$198	$197	1%
Other operating expense (income), net	$(6)	$(2)	213%
Income from operations	$240	$226	6%
Operating margin	27.2%	27.0%	—
Gross margin for the three months ended January 31, 2025 was flat compared to same period last year as unfavorable mix was offset by higher revenue volume.
R&D expense for the three months ended January 31, 2025 increased 10 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and incremental costs from acquired businesses.
Selling, general and administrative expense for the three months ended January 31, 2025 increased 1 percent compared to the same period last year, primarily driven by incremental costs from acquired businesses.
Other operating expense (income), net for the three months ended January 31, 2025 was income of $6 million compared to income of $2 million for the same period last year.
Operating margin for the three months ended January 31, 2025 was flat compared to the same period last year as lower operating expenses as a percentage of revenue were offset by a slight decrease in gross margin.

Electronic Industrial Solutions Group (“EISG”)
EISG serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, and related services. These solutions are used in the simulation, design, validation, manufacturing, installation, and optimization of electronic equipment. The group also provides automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience. In addition, the group provides software with integrated simulation capabilities and automated software test solutions to automatically identify, build, and execute tests critical to digital business success and a strong customer experience.
Revenue

	Three Months Ended		Year-over-Year
	January 31,		Change
	2025	2024	Three Months
	(in millions)
Total revenue	$415	$420	(1)%
EISG revenue for the three months ended January 31, 2025 decreased 1 percent compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point, and acquisitions had an immaterial impact, on the year-over-year revenue change. Revenue declined in Asia Pacific, partially offset by growth in the Americas, and Europe was flat. The revenue decline reflects mixed demand across the electronic industrial markets with declines in automotive and energy, partially offset by increases in semiconductor measurements. Despite delays in near-term spending, driven by macroeconomic challenges, including inflationary pressures and trade restrictions, customer engagement remains high as they continued to progress in key long-term strategic initiatives, such as R&D for software-defined vehicles and autonomous driving, industrial IoT, digital health, fab capacity, and AI-driven demand for advanced semiconductor technologies.
Gross Margin and Operating Margin

	Three Months Ended		Year-over-Year
	January 31,		Change
	2025	2024	Three Months
	(in millions, except margin data)
Gross margin	61.1%	64.9%	(4) ppts
Research and development	$62	$62	1%
Selling, general and administrative	$79	$82	(4)%
Other operating expense (income), net	$(2)	$—	—
Income from operations	$114	$129	(11)%
Operating margin	27.4%	30.6%	(3) ppts
Gross margin for the three months ended January 31, 2025 decreased 4 percentage points compared to the same period last year, primarily driven by unfavorable mix.
R&D expense for the three months ended January 31, 2025 increased 1 percent compared to the same period last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three months ended January 31, 2025 decreased 4 percent compared to the same period last year, primarily driven by lower infrastructure costs resulting from the flexibility of our operating model and cost efficiency measures.
Other operating expense (income), net for the three months ended January 31, 2025 was income of $2 million compared to zero for the same period last year.
Operating margin for the three months ended January 31, 2025 decreased 3 percentage points compared to the same period last year, primarily driven by gross margin declines, partially offset by lower operating expenses as a percentage of revenue.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$378	$328
Net cash used in investing activities	$(33)	$(511)
Net cash used in financing activities	$(74)	$(548)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities increased $50 million during the three months ended January 31, 2025 compared to the same period last year.
•Net income for the three months ended January 31, 2025 decreased $3 million compared to the same period last year. Non-cash adjustments to net income were $35 million lower, primarily due to a $33 million increase in unrealized gains on equity and other investments and a $16 million increase in deferred tax benefit, partially offset by a $14 million increase in share-based compensation expense.
•The aggregate change in accounts receivable, inventory and accounts payable provided net cash of $11 million during the first three months of fiscal 2025 compared to net cash provided of $83 million in the same period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Movements in other assets and liabilities provided net cash of $107 million during the first three months of fiscal 2025 compared to net cash used of $53 million in the same period last year, primarily driven by changes in derivative assets and liabilities (see Note 9, “Derivatives,” for additional information), lower variable compensation and other payroll-related payments and an increase in deferred revenue, partially offset by lower income and other tax accruals, net of payments.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities decreased $478 million during the three months ended January 31, 2025 compared to the same period last year, primarily driven by $477 million, net of cash acquired, used in the prior year for the acquisition of the controlling block of ESI Group SA (“ESI Group”) shares, $15 million decrease in cash used for purchases of property, plant and equipment, partially offset by $14 million decline in cash proceeds from other net investing activities.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, treasury stock repurchases, and transactions with non-controlling interests in partially owned consolidated subsidiaries.
Net cash used in financing activities decreased $474 million during the three months ended January 31, 2025 compared to the same period last year, primarily driven by $458 million used in the prior year for the acquisition of the non-controlling interest in ESI Group and $18 million lower treasury stock repurchases.

Treasury Stock Repurchases
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $410 million remained as of January 31, 2025. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See “Issuer Purchases of Equity Securities” under Part II Item 2 for additional information.
Debt

	January 31, 2025	October 31, 2024
	(in millions)
Total debt (par value)	$1,800	$1,800
Revolving Credit Facility	$750	$750
Bridge Facility	£1,232	£1,232
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent along with a facility fee of 0.125 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of January 31, 2025 and October 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. We incurred costs in connection with the Bridge Facility of $7 million that are included in “other current assets” in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Bridge Facility.
See Note 10, “Debt,” for additional information.
Cash and cash requirements
Cash

	January 31, 2025	October 31, 2024
	(in millions)
Cash, cash equivalents and restricted cash	$2,077	$1,814
U.S.	$650	$626
Non-U.S.	$1,427	$1,188
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
Cash requirements
We have cash requirements to support working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We generally intend to use available cash and funds generated from our operations to meet these cash requirements. In the event that additional liquidity is required, we may also borrow under the Revolving Credit Facility or Bridge Facility and/or issue new debt.
On March 28, 2024, we announced our intention to acquire the entire share capital of Spirent Communications PLC (“Spirent”) for cash consideration of 199 pence per Spirent share, which reflects a valuation of $1,463 million on a fully diluted basis. Spirent shareholders will also be entitled to receive a special dividend of 2.5 pence per Spirent share, in lieu of any final dividend for the year ended December 31, 2023 (together with the cash consideration of 199 pence per share). The acquisition is expected to be completed during the first half of fiscal year 2025, subject to regulatory clearances.
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
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
During the three months ended January 31, 2025, there were no material changes to our uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2025, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and expect to contribute $7 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See Note 11, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
We expect capital spending to be approximately $150 million in 2025, primarily for investments in capacity expansion and technology investments.
As of January 31, 2025, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There were no material changes during the three months ended January 31, 2025 to this information reported in our 2024 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, we concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. In response, we amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. We believe the position meets the more likely than not recognition threshold.
On January 23, 2025, we filed a lawsuit against the United States of America in the United States Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and cost, allowed by law. We intend to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
Our business is sensitive to negative changes in general economic conditions, both inside and outside the U.S. Global and regional economic uncertainty, inflation and potential recession has and may continue to impact our business, resulting in:
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
In addition, global and regional macroeconomic developments, such as uncertainty related to future economic activity, volatility in financial and capital markets, reduced access to credit, changing interest rates, decreased liquidity, uncertain or destabilizing national elections and reactions to national election results, political violence and unrest in the U.S., the U.K., Europe, and Asia, and negative changes or volatility in general economic conditions in those regions could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers due to economic volatility could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
Economic, political, and other risks associated with international sales and operations could adversely affect our results of operations.
Because we operate our businesses and sell our solutions worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including, but not limited to:
•inability to conduct business in certain countries or regions or with certain customers due to U.S. sanctions or trade restrictions;
•inability to sell certain products, technologies, or services to countries, regions, facilities, or customers due to sanctions or trade restrictions;
•changes in a specific country's or region's political, economic or other conditions, including but not limited to changes that favor national interests such as the imposition of or increase in tariffs, and economic volatility;
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
International trade disputes and increased tariffs between the U.S. and the U.K., the European Union, Singapore, Malaysia, and China, among other countries could substantially change our expectations and ability to operate in such jurisdictions as we have done historically. In February 2025, the U.S. government imposed additional tariffs on imports from China, and proposed tariffs on imports from Canada and Mexico. China has since announced retaliatory measures on certain imports from the U.S. Other countries subject to new or increased tariffs may take similar actions. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in China. If the U.S.’s relationship with China results in additional trade disputes, trade protection measures, retaliatory actions, tariffs and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected due to such changes in the economic and political ecosystem in which our suppliers, vendors, customers, partners, and other entities with whom we do business operate.
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
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to factors such as inflation, the potential for recession, trade barriers or restrictions, increased geopolitical tensions, including regional conflict and war, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Our customers’ markets may also be affected by changes in the legal regulatory regime. If our customers’ markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect on outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
A decreased demand for our customers’ products or trade barriers or restrictions could adversely affect our results of operations.
Our business depends on our customers’ ability to manufacture, design, and sell their products in the marketplace. International trade disputes affecting our customers could adversely affect our business. In February 2025, the U.S. government imposed additional tariffs on imports from China; China has since announced retaliatory measures on certain imports from the U.S. Increased tariffs on imports to or from China will increase the cost of our customers’ components and raw materials, which could make our customers’ products and services more expensive and could reduce demand for our customers’ products. Further protectionist and retaliatory trade measures by either China or the U.S. could limit our customers’ ability to sell their products and services and could reduce demand for our customers’ products. Our customers and other entities in our customer chain could decide to take actions in response to international trade disputes that we could not foresee. A decrease in demand or significant change in operations from our customers due to international trade disputes could adversely affect our operating results and financial condition.
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
Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand is lower than our expectations, our manufacturing capacity will likely exceed our production requirements. During an economic downturn, if we had excess manufacturing capacity, our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins and operating results. By contrast, if, during a general market upturn or an upturn in our business, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill all orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our income, margins and operating results.
Key customers or large orders may expose us to additional business and legal risks that could have a material adverse impact on our operating results and financial condition.
As a global company, we have key customers all over the world, although no one customer makes up more than 10 percent of our revenue. Sales to those customers could be reduced or eliminated as a result of failure to respond to customer needs, reduced customer demand, increased sales to our competitors, inability to manufacture or ship products and solutions, supply chain constraints, government requirements, trade restrictions, sanctions and embargoes. We have experienced forced reductions in sales and been prevented from selling large orders to certain key customers due to trade restrictions, which we have been able to mitigate with the addition of new customers and new business. If we have future reductions in sales or lose key customers, there is no guarantee that we will be able to mitigate the impact of such reductions or losses, which could negatively impact our income, operating results and financial condition.
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
Our ability to grow revenues, earnings and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies and business performance. Identifying appropriate acquisition targets and closing acquisitions can be difficult for a variety of reasons, including, but not limited to, limited due diligence, high valuations, difficulty obtaining business and intellectual property evaluations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. The inability to close appropriate acquisitions on acceptable terms could adversely impact our growth rate, revenue, and financial performance.
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
We currently have outstanding debt as well as availability to borrow under the Revolving Credit Facility and the Bridge Facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.
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
Our Revolving Credit Facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indenture governing our senior notes contains covenants that may adversely affect our ability to incur certain liens. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.
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
Our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, and changes in tax laws. We cannot give any assurance as to what our effective tax rate will be in the future because, among other things, there is uncertainty regarding the tax policies of the jurisdictions where we operate. Changes in tax laws, such as tax reform in the U.S. or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (“OECD”) multi-jurisdictional plan of action to address “base erosion and profit shifting” and the taxation of the “Digital Economy,” could impact our effective tax rate.
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, we concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded regulatory authority and the intangible asset amortization should be deductible. We amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the consolidated financial statements. The Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033. We believe the position meets the more likely than not recognition threshold.
On January 23, 2025, we filed a lawsuit against the United States of America in the United States Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and cost, allowed by law. We intend to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.

If tax laws or incentives change or cease to be in effect, our income taxes could increase significantly.
We are subject to federal, state, and local taxes in the U.S. and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Any changes to the positions we have taken could result in an impact to our financial statements. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, including the Inflation Reduction Act and The Tax Cuts and Jobs Act in the U.S, regulations, principles, and interpretations in the U.S. and in other jurisdictions where we do business. With the existence of economic and political policies that favor domestic interests, it is possible that more countries will enact tax laws that either increase the tax rates, or reduce or change the tax incentives available to multinational companies. Upon a change in tax laws in any territory where we do significant business, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.
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
Our taxes could increase if the existing Malaysia and/or Singapore incentive is revoked or not renewed upon expiration. We cannot guarantee that we will qualify for any new incentive regime that may exist going forward. As a result, our effective tax rate could be higher than it would have been had we renewed the tax incentive and could harm our operating results after tax.
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
Despite the implementation of network security measures by us and our third-party service providers, our network and our data may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, employee training and routine updates and modifications. Despite our efforts and those of our service providers to create these security barriers, as new threats emerge, including the use of artificial intelligence by threat actors, it is virtually impossible to entirely eliminate this risk. Cybersecurity attacks are evolving and include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that efforts to reduce the risk of such attacks will be successful.
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
Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. We apply strict standards for protection of the environment and occupational health and safety inside and outside the U.S., even where not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental and occupational health and safety laws. In spite of these efforts, no assurance can be given that we will be compliant with all applicable environmental and workplace health and safety laws and regulations and violations could result in civil or criminal sanctions, fines and penalties.
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
We sponsor several defined benefit pension plans that cover many of our employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of the U.S. plans, and there may be similar funding requirements in the plans outside the U.S. Because it is unknown what the investment return on and the fair value of our pension assets will be in future years or what interest rates and discount rates may be at any point in time, no assurances can be given that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition.
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
Our current manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if the sites outside the U.S. are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.
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
•new or expanded trade barriers and restrictions;
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
We do not currently pay dividends on our common stock. The payment of any dividends in the future, and the timing and amount thereof, fall within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deem relevant.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2025.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

November 1, 2024 through November 30, 2024	35,031	$171.25	35,031	$478,725,453
December 1, 2024 through December 31, 2024	189,011	$166.63	189,011	$447,231,060
January 1, 2025 through January 31, 2025	224,371	$167.13	224,371	$409,731,240
Total	448,413		448,413

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	March 6, 2025	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 6, 2025	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)