Form 10-Q
period 2025-04-30
Keysight Technologies, Inc.
filed 2025-06-03
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at May 29, 2025 was 172,108,859.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Revenue:
Products	$988	$909	$1,971	$1,861
Services and other	318	307	633	614
Total revenue	1,306	1,216	2,604	2,475
Costs and expenses:
Cost of products	386	358	761	709
Cost of services and other	106	95	209	190
Total costs	492	453	970	899
Research and development	250	228	499	460
Selling, general and administrative	360	361	721	723
Other operating expense (income), net	(3)	(3)	(11)	(5)
Total costs and expenses	1,099	1,039	2,179	2,077
Income from operations	207	177	425	398
Interest income	21	18	40	41
Interest expense	(20)	(20)	(40)	(40)
Other income (expense), net	112	—	94	5
Income before taxes	320	175	519	404
Provision for income taxes	63	49	93	106
Net income	$257	$126	$426	$298

Net income per share:
Basic	$1.49	$0.73	$2.47	$1.71
Diluted	$1.49	$0.72	$2.45	$1.70

Weighted average shares used in computing net income per share:
Basic	172	174	173	175
Diluted	173	175	174	175

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Net income	$257	$126	$426	$298
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of $1, $(1), $1 and zero	(1)	3	(2)	1
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $1, $1, $1 and $1	(3)	(2)	(8)	(4)
Foreign currency translation, net of tax benefit (expense) of zero	152	(32)	79	(5)
Net defined benefit pension cost and post-retirement plan costs:
Change in net actuarial loss, net of tax expense of zero, $1, zero and $2	2	4	2	5
Other comprehensive income (loss)	150	(27)	71	(3)
Total comprehensive income	$407	$99	$497	$295

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	April 30, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,118	$1,796
Accounts receivable, net	744	857
Inventory	1,026	1,022
Other current assets	578	582
Total current assets	5,466	4,257
Property, plant and equipment, net	769	774
Operating lease right-of-use assets	226	234
Goodwill	2,433	2,388
Other intangible assets, net	556	607
Long-term investments	138	110
Long-term deferred tax assets	379	378
Other assets	568	521
Total assets	$10,535	$9,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$317	$313
Employee compensation and benefits	319	295
Deferred revenue	612	561
Income and other taxes payable	175	90
Operating lease liabilities	46	43
Other accrued liabilities	145	125
Total current liabilities	1,614	1,427
Long-term debt	2,532	1,790
Retirement and post-retirement benefits	82	81
Long-term deferred revenue	218	206
Long-term operating lease liabilities	187	197
Other long-term liabilities	425	463
Total liabilities	5,058	4,164
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 202 million and 201 million shares issued, respectively	2	2
Treasury stock, at cost; 29.9 million shares and 28.4 million shares, respectively	(3,648)	(3,422)
Additional paid-in-capital	2,765	2,664
Retained earnings	6,651	6,225
Accumulated other comprehensive loss	(293)	(364)
Total stockholders' equity	5,477	5,105
Total liabilities and equity	$10,535	$9,269

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net income	$426	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64	62
Amortization	70	76
Share-based compensation	98	82
Deferred tax expense (benefit)	(40)	(9)
Excess and obsolete inventory-related charges	22	18
Unrealized loss (gain) on equity and other investments	(23)	(6)
Other non-cash expenses (income), net	2	1
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	123	121
Inventory	(18)	(50)
Accounts payable	7	(11)
Employee compensation and benefits	20	(26)
Deferred revenue	52	14
Income taxes payable	56	(35)
Other assets and liabilities	3	(97)
Net cash provided by operating activities	862	438
Cash flows from investing activities:
Investments in property, plant and equipment	(59)	(83)
Acquisitions of businesses and intangible assets, net of cash acquired	(3)	(556)
Other investing activities	(4)	8
Net cash used in investing activities	(66)	(631)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	31	33
Payment of taxes related to net share settlement of equity awards	(29)	(28)
Proceeds from issuance of long-term debt	748	—
Acquisition of non-controlling interests	—	(458)
Treasury stock repurchases, including excise tax payments	(228)	(139)
Debt issuance costs	(7)	(5)
Repayment of debt	—	(24)
Net cash provided by (used in) financing activities	515	(621)
Effect of exchange rate movements	10	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,321	(814)
Cash, cash equivalents, and restricted cash at beginning of period	1,814	2,488
Cash, cash equivalents, and restricted cash at end of period	$3,135	$1,674
Supplemental cash flow information:
Interest payments	$39	$38
Income tax paid, net	$44	$146
Investments in property, plant and equipment included in accounts payable	$14	$14
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity
Balance as of January 31, 2025	201,681	$2	$2,731	(28,873)	$(3,497)	$6,394	$(443)	$—	$5,187
Net income	—	—	—	—	—	257	—	—	257
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	150	—	150
Issuance of common stock	23	—	—	—	—	—	—	—	—
Share-based compensation	—	—	34	—	—	—	—	—	34
Repurchase of common stock, including excise tax	—	—	—	(1,041)	(151)	—	—	—	(151)
Balance as of April 30, 2025	201,704	$2	$2,765	(29,914)	$(3,648)	$6,651	$(293)	$—	$5,477

Balance as of October 31, 2024	201,008	$2	$2,664	(28,424)	$(3,422)	$6,225	$(364)	$—	$5,105
Net income	—	—	—	—	—	426	—	—	426
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	71	—	71
Issuance of common stock	696	—	31	—	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(29)	—	—	—	—	—	(29)
Share-based compensation	—	—	99	—	—	—	—	—	99
Repurchase of common stock, including excise tax	—	—	—	(1,490)	(226)	—	—	—	(226)
Balance as of April 30, 2025	201,704	$2	$2,765	(29,914)	$(3,648)	$6,651	$(293)	$—	$5,477

Balance as of January 31, 2024	200,621	$2	$2,547	(26,074)	$(3,073)	$5,783	$(442)	$—	$4,817
Net income	—	—	—	—	—	126	—	—	126
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(27)	—	(27)
Issuance of common stock	34	—	1	—	—	—	—	—	1
Share-based compensation	—	—	32	—	—	—	—	—	32
Repurchase of common stock, including excise tax	—	—	—	(302)	(46)	—	—	—	(46)
Balance as of April 30, 2024	200,655	$2	$2,580	(26,376)	$(3,119)	$5,909	$(469)	$—	$4,903

Balance as of October 31, 2023	199,771	$2	$2,487	(25,449)	$(2,980)	$5,611	$(466)	$—	$4,654
Net income	—	—	—	—	—	298	—	4	302
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3)	—	(3)
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	884	—	33	—	—	—	—	—	33
Taxes related to net share settlement of equity awards	—	—	(28)	—	—	—	—	—	(28)
Share-based compensation	—	—	84	—	—	—	—	—	84
Repurchase of common stock, including excise tax	—	—	—	(927)	(139)	—	—	—	(139)
Acquisition of non-controlling interests	—	—	4	—	—	—	—	(462)	(458)
Balance as of April 30, 2024	200,655	$2	$2,580	(26,376)	$(3,119)	$5,909	$(469)	$—	$4,903
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2025 and October 31, 2024, results of operations for the three and six months ended April 30, 2025 and 2024, and cash flows for the six months ended April 30, 2025 and 2024.
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
The following represents pro forma operating results as if ESI Group had been included in the company's consolidated statements of operations as of the beginning of fiscal 2023:

	Three Months Ended	Six Months Ended
	April 30, 2024	April 30, 2024
	(in millions, except per share amounts)
Net revenue	$1,216	$2,475
Net income	$133	$319
Net income per share - Basic	$0.76	$1.83
Net income per share - Diluted	$0.76	$1.82
The unaudited pro forma financial information for the three and six months ended April 30, 2024 combines the historical results of Keysight and ESI Group for the three and six months ended April 30, 2024, assuming that the companies were combined as of November 1, 2022 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2023.

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

	Three Months Ended
	April 30,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$408	$102	$510	$397	$95	$492
Europe	128	95	223	127	101	228
Asia Pacific	377	196	573	316	180	496
Total revenue	$913	$393	$1,306	$840	$376	$1,216

End Market
Aerospace, Defense & Government	$301	$—	$301	$277	$—	$277
Commercial Communications	612	—	612	563	—	563
Electronic Industrial	—	393	393	—	376	376
Total revenue	$913	$393	$1,306	$840	$376	$1,216

Timing of Revenue Recognition
Revenue recognized at a point in time	$730	$326	$1,056	$658	$307	$965
Revenue recognized over time	183	67	250	182	69	251
Total revenue	$913	$393	$1,306	$840	$376	$1,216

	Six Months Ended
	April 30,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$856	$205	$1,061	$814	$192	$1,006
Europe	265	217	482	259	224	483
Asia Pacific	675	386	1,061	606	380	986
Total revenue	$1,796	$808	$2,604	$1,679	$796	$2,475

End Market
Aerospace, Defense & Government	$612	$—	$612	$572	$—	$572
Commercial Communications	1,184	—	1,184	1,107	—	1,107
Electronic Industrial	—	808	808	—	796	796
Total revenue	$1,796	$808	$2,604	$1,679	$796	$2,475

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,430	$672	$2,102	$1,312	$653	$1,965
Revenue recognized over time	366	136	502	367	143	510
Total revenue	$1,796	$808	$2,604	$1,679	$796	$2,475

Contract Balances
Contract assets
Contract assets consist of unbilled receivables that are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred, but we have not yet invoiced. The contract assets balance was $97 million and $88 million as of April 30, 2025 and October 31, 2024, respectively, and is included in “accounts receivables, net” and “other assets” in the condensed consolidated balance sheet.
Contract costs
We capitalize costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract, which corresponds to the period of benefit. Capitalized contract costs were $36 million and $35 million as of April 30, 2025 and October 31, 2024, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $15 million and $29 million for the three and six months ended April 30, 2025, respectively, and $14 million and $30 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Six Months Ended
April 30, 2025
(in millions)
Balance at October 31, 2024	$767
Deferral of revenue billed in current period, net of recognition	397
Revenue recognized that was deferred as of the beginning of the period	(343)
Foreign currency translation impact	9
Balance at April 30, 2025	$830
Of the $343 million of revenue recognized in the six months ended April 30, 2025 that was deferred as of the beginning of the period, approximately $139 million was recognized in the three months ended April 30, 2025.
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $557 million as of April 30, 2025, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of April 30, 2025, we expect to fulfill 36 percent of these remaining performance obligations during the remainder of 2025, 37 percent during 2026, and 27 percent thereafter.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$9	$7	$20	$15
Research and development	9	9	25	22
Selling, general and administrative	19	20	54	49
Total share-based compensation expense	$37	$36	$99	$86
Share-based compensation capitalized within inventory was $2 million as of April 30, 2025 and 2024.
5.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Income before taxes	$320	$175	$519	$404
Provision for income taxes	$63	$49	$93	$106
Effective tax rate	19.5%	27.6%	17.9%	25.8%
The effective tax rate for the three and six months ended April 30, 2025 was lower than the U.S. statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, partially offset by U.S. taxes on those earnings and the impact of Pillar Two minimum taxes.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Various countries have passed legislation to comply with the Pillar Two model rules. A subset of these rules became effective for Keysight in the current fiscal year. While we expect to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where we expect Pillar Two taxes to apply. The income tax provision for the three and six months ended April 30, 2025 included the effects of Pillar Two taxes based on currently enacted legislation and administrative guidance. We continue to closely monitor Pillar Two developments, including the release of additional administrative guidance and the U.S. response to Pillar Two.
The tax expense for the three and six months ended April 30, 2025 was lower compared to the same periods last year primarily due to a decrease in Global Intangible Low Taxed Income (“GILTI”) tax and a lower effective tax rate on foreign earnings.
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to GILTI under IRC § 951A (the “tax regulations”). The tax regulations contained language that disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. In the third quarter of 2024, we concluded that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. We amended our U.S. federal income tax returns for the open tax years to claim the deduction and filed a lawsuit seeking a tax refund. See Note 13, “Commitments and Contingencies,” for additional information. The GILTI tax benefit resulting from the current year intangible amortization was considered in the tax expense for the three and six months ended April 30, 2025, but not in the comparable period. The Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, which would most likely result in a material increase in the effective tax rate and our income tax liability.
The income tax expense for the three and six months ended April 30, 2025 included a net discrete expense of $11 million and $10 million, respectively. The income tax expense for the three and six months ended April 30, 2024 included a net discrete benefit of $1 million and a net discrete expense of $1 million, respectively. The discrete tax expense for the three and six months ended April 30, 2025 was higher compared to the same periods last year primarily due to the impact of tax rate changes in non-U.S. jurisdictions.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029. The impact of the tax incentives decreased income taxes by $33 million for the six months ended April 30, 2025.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. Keysight’s U.S. federal income tax returns for 2021 and 2022 are currently under audit by the Internal Revenue Service (“IRS”). For the majority of our non-U.S. entities, the open tax years are from November 1, 2019 through the current tax year.
At this time, management does not believe that the outcome of any future or currently ongoing examination will have a material impact on our consolidated financial statements. We believe that we have adequate provisions for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. If that were to occur, it could have an impact on our effective tax rate in the period in which such examinations are resolved.
6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions, except per-share amounts)
Net income	$257	$126	$426	$298
Basic weighted-average shares	172	174	173	175
Potential common shares	1	1	1	—
Diluted weighted-average shares	173	175	174	175
Net income per share - basic	$1.49	$0.73	$2.47	$1.71
Net income per share - diluted	$1.49	$0.72	$2.45	$1.70
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The number of shares excluded was not material for the three and six months ended April 30, 2025 and 2024.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of April 30, 2025 and October 31, 2024 and the activity for the six months ended April 30, 2025 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2024	$1,240	$1,148	$2,388
Foreign currency translation impact	17	25	42
Goodwill arising from acquisitions	2	1	3
Goodwill at April 30, 2025	$1,259	$1,174	$2,433
There were no impairments of goodwill for the three and six months ended April 30, 2025 and 2024. As of April 30, 2025 and October 31, 2024, the accumulated impairment loss on goodwill was $709 million as recorded within the CSG reportable segment.

Other intangible assets as of April 30, 2025 and October 31, 2024 consisted of the following:

	April 30, 2025			October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,411	$1,055	$356	$1,377	$1,018	$359
Backlog	38	29	9	37	25	12
Trademark/Tradename	38	37	1	38	36	2
Customer relationships	587	420	167	587	398	189
Total amortizable intangible assets	$2,074	$1,541	$533	$2,039	$1,477	$562
In-Process R&D	23	—	23	45	—	45
Total	$2,097	$1,541	$556	$2,084	$1,477	$607
During the six months ended April 30, 2025, we recognized additions to goodwill of $3 million for acquisition activity. During the six months ended April 30, 2025, we transferred $22 million from in-process R&D to developed technology as projects were successfully completed. During the six months ended April 30, 2025, foreign exchange translation had a favorable impact of $13 million on other intangible assets. Amortization of other intangible assets was $32 million and $64 million, respectively, for the three and six months ended April 30, 2025. Amortization of other intangible assets was $37 million and $75 million, respectively, for the three and six months ended April 30, 2024.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the six months ended April 30, 2025.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2025 (remainder)	$65
2026	$119
2027	$107
2028	$104
2029	$95
2030	$17
Thereafter	$26
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2025 and October 31, 2024 were as follows:

	Fair Value Measurements at
	April 30, 2025					October 31, 2024
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$2,649	$2,649	$—	$—	$—	$1,141	$1,141	$—	$—	$—
Derivative instruments (foreign exchange contracts)	33	—	33	—	—	38	—	38	—	—
Long-term
Equity investments	104	104	—	—	—	80	80	—	—	—
Investments - other	34	—	—	—	34	29	—	—	—	29
Total assets measured at fair value	$2,820	$2,753	$33	$—	$34	$1,288	$1,221	$38	$—	$29
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$15	$—	$15	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	34	—	34	—	—	34	—	34	—	—
Total liabilities measured at fair value	$49	$—	$49	$—	$—	$40	$—	$40	$—	$—
As of April 30, 2025, the money market funds investments included net proceeds from the issuance of the 2030 Senior Notes. See Note 10, “ Debt,” for additional information.
Our investments in money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity and fixed income investments or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative are not categorized in the fair value hierarchy and are presented as “investments - other” in the table above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
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
There were no realized gains or losses from the sale of investments for the three and six months ended April 30, 2025 and 2024, respectively. Net unrealized gain (loss) on our equity and other investments was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Net unrealized gain (loss) on equity and other investments still held	$(15)	$3	$23	$10
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on the issuance of $600 million in unsecured senior notes (“2034 Senior Notes”). In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the 2034 Senior Notes. The remaining gain to be amortized related to the interest rate swap agreements was $101 million as of April 30, 2025.
Non-designated Hedges
Additionally, we periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
In 2024, we entered into foreign exchange forward contracts with an aggregate notional amount of 1.2 billion pounds sterling to mitigate the currency exchange risk associated with a planned acquisition. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the three and six months ended April 30, 2025, the settlement of these contracts provided $60 million in cash. In April 2025, we entered into new foreign exchange contracts with the same aggregate notional amount. For the three and six months ended April 30, 2025, the aggregate net gain on all these foreign exchange contracts was $115 million and $47 million, respectively, recorded in “other income (expense), net” in the condensed consolidated statement of operations. As of April 30, 2025, the net unrealized gain on outstanding contracts was $10 million, recorded in “other current assets” in the condensed consolidated balance sheet.
In connection with the acquisition of ESI Group, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in euros. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. For the six months ended April 30, 2024, these foreign exchange forward contracts were settled using existing cash of $63 million, resulting in a loss of $18 million recorded in “other income (expense), net” in the condensed consolidated statement of operations.
The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” was 190 and 83, respectively, as of April 30, 2025. The aggregated notional amounts by currency and designation as of April 30, 2025 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$10	$130
Pounds Sterling	10	1,651
Singapore Dollar	30	16
Malaysian Ringgit	118	11
Japanese Yen	(122)	(125)
Other currencies	(35)	53
Total	$11	$1,736

Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of April 30, 2025 and October 31, 2024 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2025	October 31, 2024	Balance Sheet Location	April 30, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$6	$8	Other accrued liabilities	$7	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	27	30	Other accrued liabilities	8	4
Total derivatives	$33	$38		$15	$6
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(2)	$4	$(3)	$1
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$2	$3	$4	$6
Selling, general and administrative	$—	$—	$—	$(1)
Interest expense	$2	$—	$5	$—
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$2	$2	$3
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$127	$(3)	$55	$(20)
The estimated amount as of April 30, 2025 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a net gain of $9 million.

10.    DEBT
The following table summarizes the components of our debt:

	April 30, 2025	October 31, 2024
	(in millions)
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $1 and $2)	$699	$698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $2 and $2)	498	498
2030 Senior Notes at 5.35% ($750 face amount less unamortized costs of $9)	741	—
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $6 and $6)	594	594
Total debt	$2,532	$1,790

Senior Notes
2030 Senior Notes
In April 2025, the company issued an aggregate principal amount of $750 million in unsecured senior notes (“2030 Senior Notes”). The 2030 Senior Notes were issued at 99.760 percent of their principal amount. The notes will mature on July 30, 2030 and bear interest at a fixed rate of 5.35 percent per annum. The interest is payable semi-annually on January 30 and July 30, commencing on January 30, 2026. We incurred issuance costs of $7 million in connection with the 2030 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
There have been no changes to the principal, maturity, interest rates and interest payment terms of our other senior notes during the six months ended April 30, 2025 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the accounting guidance fair value hierarchy, is approximately $2,518 million and $1,739 million as of April 30, 2025 and October 31, 2024, respectively.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent along with a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2025 and October 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility decreased to 1,232 million pounds sterling. On May 8, 2025, the Bridge Facility was decreased to 752 million pounds sterling. In connection with this decrease, the net proceeds from the 2030 Senior Notes have been restricted to support a planned acquisition and are held in a designated money market fund. We incurred costs in connection with the Bridge Facility of $7 million that have been fully amortized to interest expense. As of April 30, 2025 and October 31, 2024, we had no borrowings outstanding under the Bridge Facility.
Letters of Credit
As of April 30, 2025 and October 31, 2024, we had $42 million and $43 million, respectively, of outstanding letters of credit and surety bonds that were issued by various lenders.

11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2025 and 2024, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	April 30,
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$5	$3	$2	$2	$—	$—
Interest cost on benefit obligation	9	10	8	9	2	2
Expected return on plan assets	(13)	(12)	(14)	(13)	(3)	(3)
Amortization of net actuarial loss (gain)	2	3	(1)	2	(1)	—
Net periodic benefit cost (benefit)	$3	$4	$(5)	$—	$(2)	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six months ended
	April 30,
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$9	$7	$4	$4	$—	$—
Interest cost on benefit obligation	19	20	17	18	4	4
Expected return on plan assets	(26)	(24)	(29)	(26)	(6)	(6)
Amortization of net actuarial loss (gain)	3	5	(2)	4	(1)	—
Net periodic benefit cost (benefit)	$5	$8	$(10)	$—	$(3)	$(2)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and six months ended April 30, 2025 and 2024. We contributed $2 million and $5 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2025 and 2024, respectively.
For the remainder of 2025, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $6 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, employee retirements, market conditions, interest rates and other factors.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	April 30, 2025	October 31, 2024
	(in millions)
Cash and cash equivalents	$3,118	$1,796
Restricted cash included in other assets	17	18
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,135	$1,814
Restricted cash relates primarily to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.

As of April 30, 2025, cash and cash equivalents included net proceeds from the issuance of the 2030 Senior Notes. Subsequently, in May 2025, these net proceeds have been restricted to support a planned acquisition in connection with the decrease of the Bridge Facility. See Note 10, “Debt,” for additional information.
Inventory

	April 30, 2025	October 31, 2024
	(in millions)
Finished goods	$388	$375
Purchased parts and fabricated assemblies	638	647
Total inventory	$1,026	$1,022
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Operating lease cost	$15	$16	$30	$31
Variable lease cost	$5	$4	$10	$11
Supplemental information related to our operating leases was as follows:

	Six Months Ended
	April 30,
	2025	2024
	(in millions)
Cash payment for operating leases	$27	$28
Right-of-use assets obtained in exchange for operating lease obligations	$13	$28
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
Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet, was as follows:

	Six Months Ended
	April 30,
	2025	2024
	(in millions)
Beginning balance	$31	$36
Accruals for warranties, including change in estimates	10	10
Settlements made during the period	(12)	(13)
Ending balance	$29	$33

Accruals for warranties due within one year	$18	$20
Accruals for warranties due after one year	11	13
Ending balance	$29	$33

Other current assets

	April 30, 2025	October 31, 2024
	(in millions)
Prepaid assets	$303	$287
Tax receivables	112	138
Other current assets	163	157
Total other current assets	$578	$582
Prepaid assets include deposits paid in advance to contract manufacturers of $199 million and $200 million as of April 30, 2025 and October 31, 2024, respectively.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the six months ended April 30, 2025, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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
14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $260 million remained as of April 30, 2025.

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
For the six months ended April 30, 2025, we repurchased 1,490,118 shares of common stock for $225 million. Additionally, we accrued $1 million related to excise tax levied on share repurchases, net of issuances. For the six months ended April 30, 2024, we repurchased 926,861 shares of common stock for $139 million.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2025 and 2024 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs	Gains (losses) on derivatives	Total

	(in millions)
As of January 31, 2025	$(209)	$(317)	$83	$(443)
Other comprehensive income (loss) before reclassifications	152	—	(2)	150
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(4)	(2)
Tax benefit (expense)	—	—	2	2
Other comprehensive income (loss)	152	2	(4)	150
As of April 30, 2025	$(57)	$(315)	$79	$(293)

As of October 31, 2024	$(136)	$(317)	$89	$(364)
Other comprehensive income (loss) before reclassifications	79	—	(3)	76
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(9)	(7)
Tax benefit (expense)	—	—	2	2
Other comprehensive income (loss)	79	2	(10)	71
As of April 30, 2025	$(57)	$(315)	$79	$(293)

As of January 31, 2024	$(140)	$(387)	$85	$(442)
Other comprehensive income (loss) before reclassifications	(32)	—	4	(28)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	5	(3)	2
Tax benefit (expense)	—	(1)	—	(1)
Other comprehensive income (loss)	(32)	4	1	(27)
As of April 30, 2024	$(172)	$(383)	$86	$(469)

As of October 31, 2023	$(167)	$(388)	$89	$(466)
Other comprehensive income (loss) before reclassifications	(5)	—	1	(4)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	7	(5)	2
Tax benefit (expense)	—	(2)	1	(1)
Other comprehensive income (loss)	(5)	5	(3)	(3)
As of April 30, 2024	$(172)	$(383)	$86	$(469)
Reclassifications out of accumulated other comprehensive loss into earnings for the three and six months ended April 30, 2025 and 2024 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Gain (loss) on derivatives	$2	$3	$4	$6	Cost of products
	—	—	—	(1)	Selling, general and administrative
	2	—	5	—	Interest expense
	(1)	(1)	(1)	(1)	Benefit (provision) for income tax
	3	2	8	4	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	(2)	(5)	(2)	(7)	Other income (expense), net
	—	1	—	2	Benefit (provision) for income tax
	(2)	(4)	(2)	(5)	Net of income tax

Total reclassifications for the period	$1	$(2)	$6	$(1)	Net of income tax

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

	Three Months Ended
	April 30,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$913	$393	$1,306	$840	$376	$1,216
Segment income from operations	$236	$92	$328	$223	$71	$294

	Six Months Ended
	April 30,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$1,796	$808	$2,604	$1,679	$796	$2,475
Segment income from operations	$476	$206	$682	$449	$200	$649

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Total reportable segments' income from operations	$328	$294	$682	$649
Share-based compensation	(37)	(36)	(99)	(86)
Amortization of acquisition-related balances	(34)	(37)	(67)	(75)
Acquisition and integration costs	(39)	(19)	(67)	(36)
Restructuring and other	(11)	(25)	(24)	(54)
Income from operations, as reported	207	177	425	398
Interest income	21	18	40	41
Interest expense	(20)	(20)	(40)	(40)
Other income (expense), net	112	—	94	5
Income before taxes, as reported	$320	$175	$519	$404
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements which include, but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, reduced access to credit, changes in interest rates, the existence of political or economic instability, uncertainty related to the impact of national elections results in the U.S., U.K., and Europe, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tensions such as an imposition of or increase in tariffs and tightening of export control regulations, the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Impact of U.S. government tariffs
In April 2025, the U.S. government announced tariffs on products from all countries and additional reciprocal tariffs on certain countries. In response, China and other countries have announced retaliatory tariffs against certain imports from the United States. Subsequently, a 90-day pause was instituted on some of the previously announced tariffs. We continue to monitor and assess the impact of these tariffs on our financial results and have taken action across multiple vectors to reduce the incremental impact of tariffs on our operating results. Our multipronged mitigation approach spans our global manufacturing footprint and sourcing strategies, as well as pricing and cost actions. For additional discussion of risks related to tariffs and trade relations, please refer to the risk factor, in Part II, Item 1A. Risk Factors.
Three and six months ended April 30, 2025 and 2024
Total orders for the three and six months ended April 30, 2025 were $1,316 million and $2,579 million, respectively, an increase of 8 percent and 6 percent, respectively, compared to the same periods last year. For the three months ended April 30, 2025, foreign currency movements had an unfavorable impact of 1 percentage point and acquisitions had an immaterial impact on the year-over-year change. For the six months ended April 30, 2025, foreign currency movements had an unfavorable impact of 1 percentage point and acquisitions had a favorable impact of 1 percentage point, on the year-over-year change. For the three months ended April 30, 2025, orders increased in the Americas and Asia Pacific, partially offset by a decline in Europe. For the six months ended April 30, 2025, orders increased across all regions.
Revenue for the three and six months ended April 30, 2025 was $1,306 million and $2,604 million, respectively, an increase of 7 percent and 5 percent, respectively, compared to the same periods last year. For the three and six months ended April 30, 2025, foreign currency movements had an unfavorable impact of 1 percentage point and acquisitions had an immaterial impact on the year-over-year revenue change. For the three and six months ended April 30, 2025, revenue increased in both the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented 70 percent and 30 percent, respectively, of total revenue for the three months ended April 30, 2025. Revenue from CSG and EISG represented 69 percent and 31 percent, respectively, of total revenue for the six months ended April 30, 2025.
Net income for the three and six months ended April 30, 2025 was $257 million and $426 million, respectively, compared to $126 million and $298 million, respectively, for the same periods last year. The increase in net income for the three months ended April 30, 2025 was primarily driven by gains on derivative instruments and higher revenue, partially offset by higher provision for income taxes, unfavorable mix, higher R&D expense and net losses on our equity investments. The increase in net income for the six months ended April 30, 2025 was primarily driven by higher revenue, gains on derivative instruments, lower provision for income taxes and net gains on our equity investments, partially offset by unfavorable mix and higher R&D expense.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, high-speed data center networks and infrastructure, satellite networks, Artificial Intelligence (“AI”), industrial internet of things (“IoT”), defense modernization, and next generation electric vehicles (“EV”) and autonomous vehicles (“AV”). We continue to engage actively with our customers and closely monitor the current macroeconomic environment, including tariffs, trade restrictions and tightening of export control regulations, monetary and fiscal policies, and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
There were no material changes during the three and six months ended April 30, 2025 to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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
Results from Operations - Three and six months ended April 30, 2025 and 2024
A summary of our results is as follows:

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2025	2024	2025	2024	Three Months	Six Months
	(in millions, except margin data)
Revenue	$1,306	$1,216	$2,604	$2,475	7%	5%
Gross margin	62.4%	62.8%	62.7%	63.7%	—	(1) ppt
Research and development	$250	$228	$499	$460	10%	8%
Percentage of revenue	19%	19%	19%	19%	—	1 ppt
Selling, general and administrative	$360	$361	$721	$723	—	—
Percentage of revenue	28%	30%	28%	29%	(2) ppts	(1) ppt
Other operating expense (income), net	$(3)	$(3)	$(11)	$(5)	24%	146%
Income from operations	$207	$177	$425	$398	17%	7%
Operating margin	15.9%	14.6%	16.3%	16.1%	1 ppt	—
Interest income	$21	$18	$40	$41	13%	(3)%
Interest expense	$(20)	$(20)	$(40)	$(40)	1%	—
Other income (expense), net	$112	$—	$94	$5	—	2,133%
Income before taxes	$320	$175	$519	$404	83%	29%
Provision for income taxes	$63	$49	$93	$106	30%	(12)%
Net income	$257	$126	$426	$298	104%	43%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percent change in revenue for the three and six months ended April 30, 2025 by geographic region and the impact of foreign currency movements as compared to the same period last year.

	Year-over-Year Change
	Three Months Ended		Six Months Ended
	April 30, 2025		April 30, 2025
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	4%	—	5%	—
Europe	(2)%	(1) ppt	—	(1) ppt
Asia Pacific	16%	(1) ppt	8%	(1) ppt
Total revenue	7%	(1) ppt	5%	(1) ppt
Refer to the “Segment Overview” section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on changes in revenue during the three and six months ended April 30, 2025.
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended April 30, 2025 was flat compared to the same period last year, primarily driven by unfavorable mix, higher material costs, and impact of tariffs offset by favorable pricing and higher revenue volume. Gross margin for the six months ended April 30, 2025 decreased 1 percentage point compared to the same period last year, primarily driven by unfavorable mix and impact of tariffs, partially offset by favorable pricing, lower restructuring costs and higher revenue volume.
R&D expense for the three and six months ended April 30, 2025 increased 10 percent and 8 percent, respectively, compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and incremental costs from acquired businesses.
Selling, general and administrative expense for the three and six months ended April 30, 2025 was flat compared to the same periods last year as lower infrastructure costs and amortization of acquisition-related balances were offset by higher acquisition and integration costs and travel costs.
Other operating expense (income), net for the three and six months ended April 30, 2025 was income of $3 million and $11 million, respectively, compared to income of $3 million and $5 million, respectively, for the same periods last year.
Operating margin for the three months ended April 30, 2025 increased 1 percentage point compared to the same period last year, primarily driven by a decrease in operating expenses as a percentage of revenue. Operating margin for the six months ended April 30, 2025 was flat compared to the same period last year, primarily driven by a decrease in operating expenses as a percentage of revenue, partially offset by decline in gross margin.
Interest income for the three and six months ended April 30, 2025 was $21 million and $40 million, respectively, compared to $18 million and $41 million, respectively, for the same periods last year and primarily relates to interest earned on our cash balances. Interest expense for three and six months ended April 30, 2025 and 2024 was $20 million and $40 million, respectively, and primarily relates to interest on our senior notes.
Other income (expense), net for the three and six months ended April 30, 2025 was income of $112 million and $94 million, respectively, compared to zero and income of $5 million, respectively, for the same periods last year and primarily includes gains (losses) due to currency and derivative instruments, the change in fair value of our equity and other investments, income related to our defined benefit and post-retirement benefit plans, and income attributable to non-controlling interests. The increase in other income (expense), net for the three months ended April 30, 2025 is primarily driven by gains on derivative instruments (see Note 9, “Derivatives,” for additional information) and lower amortization of actuarial losses, partially offset by net losses on our equity investments. The increase in other income (expense), net for the six months ended April 30, 2025 is primarily driven by gains on derivative instruments (see Note 9, “Derivatives,” for additional information), net gains on our equity investments and lower amortization of actuarial losses.
As of April 30, 2025 and April 30, 2024 our headcount was approximately 15,400.

Income Taxes
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Income before taxes	$320	$175	$519	$404
Provision for income taxes	$63	$49	$93	$106
Effective tax rate	19.5%	27.6%	17.9%	25.8%
The effective tax rate for the three and six months ended April 30, 2025 was lower than the U.S. statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, partially offset by U.S. taxes on those earnings and the impact of Pillar Two minimum taxes.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Various countries have passed legislation to comply with the Pillar Two model rules. A subset of these rules became effective for Keysight in the current fiscal year. While we expect to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where we expect Pillar Two taxes to apply. The income tax provision for the three and six months ended April 30, 2025 included the effects of Pillar Two taxes based on currently enacted legislation and administrative guidance. We continue to closely monitor Pillar Two developments, including the release of additional administrative guidance and the U.S. response to Pillar Two.
The tax expense for the three and six months ended April 30, 2025 was lower compared to the same periods last year primarily due to a decrease in Global Intangible Low Taxed Income (“GILTI”) tax and a lower effective tax rate on foreign earnings.
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to GILTI under IRC § 951A (the “tax regulations”). The tax regulations contained language that disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. In the third quarter of 2024, we concluded that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. We amended our U.S. federal income tax returns for the open tax years to claim the deduction and filed a lawsuit seeking a tax refund. See Note 13, “Commitments and Contingencies,” for additional information. The GILTI tax benefit resulting from the current year intangible amortization was considered in the tax expense for the three and six months ended April 30, 2025, but not in the comparable period. The Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, which would most likely result in a material increase in the effective tax rate and our income tax liability.
The income tax expense for the three and six months ended April 30, 2025 included a net discrete expense of $11 million and $10 million, respectively. The income tax expense for the three and six months ended April 30, 2024 included a net discrete benefit of $1 million and a net discrete expense of $1 million, respectively. The discrete tax expense for the three and six months ended April 30, 2025 was higher compared to the same periods last year primarily due to the impact of tax rate changes in non-U.S. jurisdictions.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029. The impact of the tax incentives decreased income taxes by $33 million for the six months ended April 30, 2025.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. Keysight’s U.S. federal income tax returns for 2021 and 2022 are currently under audit by the Internal Revenue Service (“IRS”). For the majority of our non-U.S. entities, the open tax years are from November 1, 2019 through the current tax year.
At this time, management does not believe that the outcome of any future or currently ongoing examination will have a material impact on our consolidated financial statements. We believe that we have adequate provisions for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. If that were to occur, it could have an impact on our effective tax rate in the period in which such examinations are resolved.

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
A significant portion of the segments' expenses arise from allocated corporate charges, expenses related to our centralized sales force, and global services, marketing and technology functions that are provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance, information technology, treasury and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and corporate infrastructure.
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
Revenue

	Three Months Ended		Six Months Ended		Year- over-Year
	April 30,		April 30,		Change
	2025	2024	2025	2024	Three Months	Six Months
	(in millions)
Total revenue	$913	$840	$1,796	$1,679	9%	7%
CSG revenue for the three and six months ended April 30, 2025 increased 9 percent and 7 percent, respectively, compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on the year-over-year revenue change for the three and six months ended April 30, 2025. Acquisitions had an immaterial and favorable impact of 1 percentage point, respectively, on the year-over-year revenue change for the three and six months ended April 30, 2025. Revenue grew across all regions and in both the commercial communications and the aerospace, defense, and government end markets for the three and six months ended April 30, 2025. The increase was primarily driven by higher investments in high-speed networks to support increasing demand for AI capabilities and higher investment in aerospace and defense solutions. Our customers continued to make R&D investments in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking and major defense and government programs worldwide.
Our commercial communications end market revenue for the three and six months ended April 30, 2025 increased 9 percent and 7 percent, respectively, year-over-year and represented 67 percent and 66 percent, respectively, of total CSG revenue. For the three months ended April 30, 2025, revenue increased in Asia Pacific and the Americas, and was flat in Europe. For the six months ended April 30, 2025, revenue grew across all regions. The year-over-year increase in revenue for the three and six months ended April 30, 2025 was primarily driven by R&D investments in terabit solutions and expanding 400G/800G transceiver manufacturing capacity to meet rising demand for AI capabilities. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which drove demand for our 400G/800G Ethernet solutions, both in R&D and manufacturing.
Our aerospace, defense, and government end market revenue for the three and six months ended April 30, 2025 increased 9 percent and 7 percent, respectively, year-over-year and represented 33 percent and 34 percent, respectively, of total CSG revenue. For the three months ended April 30, 2025, revenue growth in Asia Pacific and Europe was partially offset by a decline in the Americas. For the six months ended April 30, 2025, revenue grew across all regions. The year-over-year increase in revenue was primarily driven by strong growth in space and satellite solutions and continued investments in radar and spectrum operations.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year- over-Year
	April 30,		April 30,		Change
	2025	2024	2025	2024	Three Months	Six Months
	(in millions, except margin data)
Gross margin	66.9%	68.0%	67.4%	68.2%	(1) ppt	(1) ppt
Research and development	$175	$155	$343	$307	13%	12%
Selling, general and administrative	$201	$196	$399	$393	3%	2%
Other operating expense (income), net	$(2)	$(3)	$(8)	$(5)	(17)%	72%
Income from operations	$236	$223	$476	$449	6%	6%
Operating margin	25.9%	26.5%	26.5%	26.7%	(1) ppt	—
Gross margin for the three months ended April 30, 2025 decreased 1 percentage point compared to the same period last year as unfavorable mix, higher material costs, and impact of tariffs was partially offset by favorable pricing and higher revenue volume. Gross margin for the six months ended April 30, 2025 decreased 1 percentage point compared to same period last year as unfavorable mix and higher material costs was partially offset by favorable pricing and higher revenue volume.
R&D expense for the three and six months ended April 30, 2025 increased 13 percent and 12 percent, respectively, compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and incremental costs from acquired businesses.
Selling, general and administrative expense for the three months ended April 30, 2025 increased 3 percent compared to the same period last year, primarily driven by higher infrastructure costs. Selling, general and administrative expense for the six months ended April 30, 2025 increased 2 percent compared to the same period last year, primarily driven by higher infrastructure costs and incremental costs from acquired businesses.
Other operating expense (income), net for the three months ended April 30, 2025 and 2024 was income of $2 million and $3 million, respectively. Other operating expense (income), net for the six months ended April 30, 2025 and 2024 was income of $8 million and $5 million, respectively.
Operating margin for the three and six months ended April 30, 2025 decreased 1 percentage point and was flat, respectively, compared to the same periods last year, primarily due to decline in gross margin, partially offset by lower operating expenses as a percentage of revenue.
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

Revenue

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2025	2024	2025	2024	Three Months	Six Months
	(in millions)
Total revenue	$393	$376	$808	$796	5%	1%
EISG revenue for the three and six months ended April 30, 2025 increased 5 percent and 1 percent, respectively, compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point and acquisitions had an immaterial impact, on the year-over-year revenue change for the three and six months ended April 30, 2025. For the three and six months ended April 30, 2025, revenue increased in the Americas and Asia Pacific, partially offset by a decline in Europe. The revenue increase reflects mixed demand across the electronic industrial markets with an increase in semiconductor measurements and general electronics measurement, partially offset by a decline in automotive and energy. Despite delays in near-term spending, driven by macroeconomic uncertainties, customer engagement remained high as they continued to progress in key long-term strategic initiatives, such as R&D for software-defined vehicles and autonomous driving, industrial IoT, digital health, fab capacity, and AI-driven demand for advanced semiconductor technologies.
Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2025	2024	2025	2024	Three Months	Six Months
	(in millions, except margin data)
Gross margin	59.4%	58.2%	60.3%	61.7%	1 ppt	(1) ppt
Research and development	$63	$62	$125	$124	1%	1%
Selling, general and administrative	$80	$85	$159	$167	(6)%	(5)%
Other operating expense (income), net	$(1)	$—	$(3)	$—	—	—
Income from operations	$92	$71	$206	$200	28%	3%
Operating margin	23.4%	19.0%	25.5%	25.1%	4 ppts	—
Gross margin for the three months ended April 30, 2025 increased 1 percentage point compared to the same period last year, primarily driven by favorable pricing, partially offset by unfavorable mix, higher material costs, and impact of tariffs. Gross margin for the six months ended April 30, 2025 decreased 1 percentage point compared to the same period last year, primarily driven by unfavorable mix, partially offset by favorable pricing.
R&D expense for the three and six months ended April 30, 2025 increased 1 percent compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and six months ended April 30, 2025 decreased 6 percent and 5 percent, respectively, compared to the same periods last year, primarily driven by lower infrastructure costs.
Other operating expense (income), net for the three months ended April 30, 2025 and 2024 was income of $1 million and zero, respectively. Other operating expense (income), net for the six months ended April 30, 2025 and 2024 was income of $3 million and zero, respectively.
Operating margin for the three months ended April 30, 2025 increased 4 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of revenue and gross margin gains. Operating margin for the six months ended April 30, 2025 was flat compared to the same period last year, as lower operating expenses as a percentage of revenue were offset by gross margin declines.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Six Months Ended
	April 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$862	$438
Net cash used in investing activities	$(66)	$(631)
Net cash provided (used) in financing activities	$515	$(621)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities increased $424 million during the six months ended April 30, 2025 compared to the same period last year.
•Net income for the six months ended April 30, 2025 increased $128 million compared to the same period last year. Non-cash adjustments to net income were $31 million lower, primarily due to a $31 million increase in deferred tax benefit, a $17 million increase in unrealized gains on equity and other investments, and a $6 million decrease in amortization, partially offset by a $16 million increase in share-based compensation expense, $4 million increase in excess and obsolete inventory-related charges, and $3 million increase in other non-cash expenses.
•The aggregate change in accounts receivable, inventory and accounts payable provided net cash of $112 million during the first six months of fiscal 2025 compared to net cash provided of $60 million in the same period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Movements in other assets and liabilities provided net cash of $131 million during the first six months of fiscal 2025 compared to net cash used of $144 million in the same period last year, primarily driven by lower income and other tax payments, net of accruals, changes in derivative assets and liabilities (see Note 9, “Derivatives,” for additional information), an increase in deferred revenue, higher payroll-related accruals, net of payments, and changes in other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities decreased $565 million during the six months ended April 30, 2025 compared to the same period last year, primarily driven by $556 million, net of cash acquired, used in the prior year for payments towards acquisitions, including $477 million paid for acquisition of the controlling block of ESI Group SA (“ESI Group”) shares and $24 million decrease in cash used for purchases of property, plant and equipment, partially offset by a $15 million increase in cash used in other net investing activities.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, treasury stock repurchases, and transactions with non-controlling interests in partially owned consolidated subsidiaries.
Net cash provided by financing activities increased $1,136 million during the six months ended April 30, 2025 compared to the same period last year, primarily driven by $748 million of proceeds from the issuance of the 2030 Senior Notes, $458 million used in the prior year for the acquisition of the non-controlling interest in ESI Group, and $24 million used in the prior year for repayment of debt assumed as part of the ESI Group acquisition, partially offset by $89 million higher treasury stock repurchases and a $5 million increase in cash used in other net financing activities.
Treasury Stock Repurchases
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $260 million remained as of April 30, 2025. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See “Issuer Purchases of Equity Securities” under Part II Item 2 for additional information.
Debt and Debt Facilities

	April 30, 2025	October 31, 2024
	(in millions)
Senior Notes (par value)	$2,550	$1,800
Revolving Credit Facility	$750	$750
Bridge Facility	£1,232	£1,232
Senior Notes
2030 Senior Notes
In April 2025, the company issued an aggregate principal amount of $750 million in unsecured senior notes (“2030 Senior Notes”). The 2030 Senior Notes were issued at 99.760 percent of their principal amount. The notes will mature on July 30, 2030 and bear interest at a fixed rate of 5.35 percent per annum. The interest is payable semi-annually on January 30 and July 30, commencing on January 30, 2026. We incurred issuance costs of $7 million in connection with the 2030 Senior Notes that, along with the debt discount, are being amortized to interest expense over the term of the senior notes.
There have been no changes to the principal, maturity, interest rates and interest payment terms of our other senior notes during the six months ended April 30, 2025 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent along with a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2025 and October 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the six months ended April 30, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. On May 8, 2025, the Bridge Facility was decreased to 752 million pounds sterling. In connection with this decrease, the net proceeds from the 2030 Senior Notes have been restricted to support a planned acquisition and are held in a designated money market fund. We incurred costs in connection with the Bridge Facility of $7 million that have been fully amortized to interest expense. As of April 30, 2025 and October 31, 2024, we had no borrowings outstanding under the Bridge Facility.
See Note 10, “Debt,” for additional information.

Cash and cash requirements
Cash

	April 30, 2025	October 31, 2024
	(in millions)
Cash, cash equivalents and restricted cash	$3,135	$1,814
U.S.	$2,207	$626
Non-U.S.	$928	$1,188
Cash and cash equivalents held in the U.S. increased to $3,135 million as of April 30, 2025 from $1,814 million as of October 31, 2024 and included the proceeds from the 2030 Senior Notes. See Note 10, “Debt,” for additional information.
Our cash and cash equivalents mainly consist of investments in institutional money market funds investments, short-term deposits held at major global financial institutions, and similar short duration instruments with original maturities of three months or less. We continuously monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most significant international locations have access to internal funding through an offshore cash pool for working capital needs. In addition, a few locations that are unable to access internal funding have access to temporary local overdraft and short-term working capital lines of credit.
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
On March 28, 2024, we announced our intention to acquire the entire share capital of Spirent Communications PLC (“Spirent”) for cash consideration of 199 pence per Spirent share, which reflects a valuation of $1,463 million on a fully diluted basis. Spirent shareholders will also be entitled to receive a special dividend of 2.5 pence per Spirent share, in lieu of any final dividend for the year ended December 31, 2023 (together with the cash consideration of 199 pence per share). The acquisition is expected to be completed during the third quarter of fiscal year 2025, subject to regulatory clearances.
On September 19, 2024, Keysight announced that it had entered into a definitive agreement with Synopsys, Inc. (“Synopsys”) to acquire Synopsys’ Optical Solutions Group, a leading developer of optical design and analysis software tools. The transaction is subject to customary closing conditions, including review by regulatory authorities and the successful closing of Synopsys’ proposed acquisition of Ansys, which is pending regulatory approvals and is expected to close in the first half of calendar year 2025.
Our senior notes obligations increased to $2,550 million as of April 30, 2025 from $1,800 million as of October 31, 2024, and interest payments on senior notes increased to $626 million as of April 30, 2025 from $453 million as of October 31, 2024, driven by issuance of the 2030 Senior Notes. See Note 10, “Debt,” for additional information.
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
During the six months ended April 30, 2025, there were no material changes to our uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2025, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and expect to contribute $6 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See Note 11, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
We expect capital spending to be approximately $150 million in 2025, primarily for investments in capacity expansion and technology investments.

As of April 30, 2025, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There were no material changes during the six months ended April 30, 2025 to this information reported in our 2024 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•increased risk of supply chain shortages;
•increased price pressure on our solutions and services; and
•greater risk of impairment to the value, and a detriment to the liquidity, of our future investment portfolio.
In addition, global and regional macroeconomic developments, such as uncertainty related to future economic activity, increased tariff rates and reciprocal tariffs, volatility in financial and capital markets, reduced access to credit, changing interest rates, decreased liquidity, uncertain or destabilizing national elections and reactions to national election results, political violence and unrest in the U.S., the U.K., Europe, and Asia, and negative changes or volatility in general economic conditions in those regions could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers due to economic volatility could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
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
•changes in a specific country's or region's political, economic or other conditions, including but not limited to changes that favor national interests such as the imposition of or increase in tariffs and reciprocal tariffs, and economic volatility;
•negative consequences from changes in tax laws;
•difficulty in protecting intellectual property;
•injunctions or exclusion orders related to intellectual property disputes;
•interruptions to transportation flows for delivery of parts to us and finished goods to our customers;
•supply chain disruptions;
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
Nationalistic economic policies and political trends such as opposition to globalization and free trade, sanctions or trade restrictions, including those on advanced computing and semiconductor manufacturing, withdrawal from or re-negotiation of global trade agreements, increased tariffs and reciprocal tariffs, tax policies that favor domestic industries and interests, and other similar actions may result in conflicting local or regional requirements, increased transaction costs, reduced ability to hire employees, reduced access to components, supplies and materials, reduced demand or access to customers, and inability to conduct our operations as they have been conducted historically. Each of these factors may adversely affect our business.
On April 2, 2025, the U.S. government announced a “reciprocal tariff” policy that set a 10 percent baseline tariff on all countries, effective April 5, 2025, and a higher individualized reciprocal higher tariff on the countries with which the U.S. has the largest trade deficits that took effect on April 9, 2025. Tariffs on imports coming from China have increased to a substantially higher rate than those imposed on other countries, and China has imposed retaliatory measures on certain imports from the U.S. Other countries subject to new or increased tariffs have taken or may take similar actions. On April 9, 2025, the U.S. government announced that the individualized “reciprocal tariff” policy will be paused for 90 days on trading partners who did not retaliate after such policy took effect. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China and other countries impacted by the increased tariffs. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. These increased tariffs and reciprocal tariffs could substantially change our cost of operating in such jurisdictions. Moreover, these tariffs and any other trade restrictions imposed on our customers or suppliers could adversely affect our financial results and position through reduced demand for our products and solutions, cancelled orders, supply chain disruptions, increased transaction costs, and increased expenses. If the U.S.’ relationship with countries subject to increased tariffs results in additional trade disputes, trade protection measures, retaliatory actions and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected.
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
On April 2, 2025, the U.S. government announced a “reciprocal tariff” policy that set a 10 percent baseline tariff on all countries, effective April 5, 2025, and a higher individualized reciprocal higher tariff on the countries with which the U.S. has the largest trade deficits that took effect on April 9, 2025. Tariffs on imports coming from China have increased to a substantially higher rate than those imposed on other countries, and China has imposed retaliatory measures on certain imports from the U.S. Other countries subject to new or increased tariffs have taken or may take similar actions. On April 9, 2025, the U.S. government announced that the individualized “reciprocal tariff” policy will be paused for 90 days on trading partners who did not retaliate after such policy took effect.
Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China and other countries impacted by the increased tariffs. Increased tariffs on sales to or imports from impacted countries, including China, will increase the cost of our customers’ components and raw materials, which could make our customers’ products and services more expensive and could reduce demand for our customers’ products. A decrease in demand or significant change in operations from our customers due to international trade disputes could adversely affect our operating results and financial condition.
If the U.S.’ relationship with countries subject to increased tariffs results in additional trade disputes, trade protection measures, retaliatory actions and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, we could suffer additional unforeseen adverse effects on our operating results and financial condition.
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
Our income could be harmed if we are unable to adjust our purchases to address market fluctuations, including those caused by volatile global economic conditions including the impact of tariffs and reciprocal tariffs, geopolitical conflict, or the seasonal or cyclical nature of the markets in which we operate. The sale of our solutions and services are dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile, making demand difficult to anticipate. Making such estimations in an economic climate affected by trade barriers, inflation or potential recession, fluctuations in global currency, geopolitical tension and war is particularly difficult as increased volatility may impact seasonal trends making it more difficult to anticipate demand fluctuations. Supply chain fluctuations could impact our ability to purchase parts and components. Some parts require custom design and may not be readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to re-engineer our solution. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancellable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. Prior commitments of this type have resulted in an excess of parts when demand for electronic products has decreased. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
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
Our Revolving Credit Facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indentures governing our senior notes contain covenants that may adversely affect our ability to incur certain liens. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

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
Our products may contain vulnerabilities that could be exploited by cybersecurity attackers, allowing them to introduce malicious code into our products to gain access to customer networks. Such attacks could lead to disruptions to our customers’ operations or processes, system downtime, financial loss, loss of their intellectual property, business information and proprietary data, or corruption of data, which could impact Keysight’s reputation, and result in loss of confidence in our products, loss of orders, and loss in revenue, which could materially impact our financial results. We proactively scan for vulnerabilities in our products and address them to minimize the potential for exploitation. We cannot eliminate the possibility of a successful cybersecurity attack or exploitation of undiscovered or not yet remediated vulnerabilities.
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
In January 2025, the U.S. government issued executive orders prohibiting illegal Diversity, Equity and Inclusion (“DEI”) programs, policies and activities, and has increased scrutiny of companies’ DEI initiatives. Keysight has long had a policy of providing equal employment opportunity for all employees. Although we believe that our policies and programs comply with the law in all jurisdictions in which we operate, there can be no assurance that the current administration in the U.S. will not deem certain company policies and programs to be illegal DEI. Such a determination could result in extended investigations, litigation, fines, penalties, and damage to our reputation or brand and could adversely affect our operations and our business results.
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2025.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

February 1, 2025 through February 28, 2025	21,643	$157.09	21,643	$406,331,250
March 1, 2025 through March 31, 2025	465,487	$153.81	465,487	$334,732,988
April 1, 2025 through April 30, 2025	554,575	$135.24	554,575	$259,733,010
Total	1,041,705		1,041,705

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended April 30, 2025, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

			Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate number of securities to be sold(1)	Plan expiration date

Kailash Narayanan	Adoption	March 31, 2025	☒	☐	7,422	May 29, 2026
President, CSG

(1)	The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. Any underlying performance share awards being calculated at target.
During the three months ended April 30, 2025, there were no terminations of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.”

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	June 3, 2025	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 3, 2025	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)