Form 10-Q
period 2025-07-31
Keysight Technologies, Inc.
filed 2025-08-29
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at August 25, 2025 was 171,856,249.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Revenue:
Products	$1,023	$900	$2,994	$2,761
Services and other	329	317	962	931
Total revenue	1,352	1,217	3,956	3,692
Costs and expenses:
Cost of products	409	360	1,170	1,069
Cost of services and other	109	102	318	292
Total costs	518	462	1,488	1,361
Research and development	250	226	749	686
Selling, general and administrative	354	329	1,075	1,052
Other operating expense (income), net	(4)	(5)	(15)	(10)
Total costs and expenses	1,118	1,012	3,297	3,089
Income from operations	234	205	659	603
Interest income	31	19	71	60
Interest expense	(28)	(21)	(68)	(61)
Other income (expense), net	4	10	98	15
Income before taxes	241	213	760	617
Provision (benefit) for income taxes	50	(176)	143	(70)
Net income	$191	$389	$617	$687

Net income per share:
Basic	$1.11	$2.23	$3.58	$3.94
Diluted	$1.10	$2.22	$3.56	$3.92

Weighted average shares used in computing net income per share:
Basic	172	174	172	174
Diluted	173	175	173	175

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net income	$191	$389	$617	$687
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of $1, zero, $2 and zero	6	—	4	1
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $1, zero, $2 and $1	(1)	(3)	(9)	(7)
Foreign currency translation, net of tax benefit (expense) of zero	(7)	32	72	27
Change in net actuarial loss and prior service cost associated with defined benefit plan, net of tax expense of zero, $1, zero and $3	—	3	2	8
Other comprehensive income (loss)	(2)	32	69	29
Total comprehensive income	$189	$421	$686	$716

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	July 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,636	$1,796
Accounts receivable, net	692	857
Inventory	1,021	1,022
Other current assets	1,255	582
Total current assets	5,604	4,257
Property, plant and equipment, net	766	774
Operating lease right-of-use assets	224	234
Goodwill	2,429	2,388
Other intangible assets, net	524	607
Long-term investments	157	110
Long-term deferred tax assets	392	378
Other assets	555	521
Total assets	$10,651	$9,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$342	$313
Employee compensation and benefits	290	295
Deferred revenue	557	561
Income and other taxes payable	144	90
Operating lease liabilities	48	43
Other accrued liabilities	179	125
Total current liabilities	1,560	1,427
Long-term debt	2,533	1,790
Retirement and post-retirement benefits	84	81
Long-term deferred revenue	208	206
Long-term operating lease liabilities	183	197
Other long-term liabilities	413	463
Total liabilities	4,981	4,164
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 202 million and 201 million shares issued, respectively	2	2
Treasury stock, at cost; 30.2 million shares and 28.4 million shares, respectively	(3,698)	(3,422)
Additional paid-in-capital	2,819	2,664
Retained earnings	6,842	6,225
Accumulated other comprehensive loss	(295)	(364)
Total stockholders' equity	5,670	5,105
Total liabilities and equity	$10,651	$9,269

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2025	2024
Cash flows from operating activities:
Net income	$617	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97	94
Amortization	104	108
Share-based compensation	129	111
Deferred tax expense (benefit)	(58)	(21)
Excess and obsolete inventory-related charges	30	26
Unrealized loss (gain) on equity and other investments	(39)	(7)
Other non-cash expenses (income), net	5	2
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	173	130
Inventory	(21)	(51)
Accounts payable	29	(4)
Employee compensation and benefits	(8)	(69)
Deferred revenue	(12)	(35)
Income taxes payable	42	(24)
Income taxes receivable	78	(161)
Other assets and liabilities	18	(93)
Net cash provided by operating activities	1,184	693
Cash flows from investing activities:
Investments in property, plant and equipment	(90)	(116)
Acquisitions of businesses and intangible assets, net of cash acquired	(3)	(673)
Other investing activities	(4)	8
Net cash used in investing activities	(97)	(781)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	63	65
Payment of taxes related to net share settlement of equity awards	(38)	(31)
Proceeds from issuance of long-term debt	748	—
Acquisition of non-controlling interests	—	(458)
Treasury stock repurchases, including excise tax payments	(278)	(289)
Debt issuance costs	(8)	(7)
Repayment of debt	—	(24)
Other financing activities	—	(9)
Net cash provided by (used in) financing activities	487	(753)
Effect of exchange rate movements	9	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,583	(839)
Cash, cash equivalents, and restricted cash at beginning of period	1,814	2,488
Cash, cash equivalents, and restricted cash at end of period	$3,397	$1,649
Supplemental cash flow information:
Interest payments	$39	$38
Income tax paid, net	$74	$130
Investments in property, plant and equipment included in accounts payable	$19	$17
The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests (NCI)	Total Stockholders' Equity
Balance as of April 30, 2025	201,704	$2	$2,765	(29,914)	$(3,648)	$6,651	$(293)	$—	$5,477
Net income	—	—	—	—	—	191	—	—	191
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock	370	—	32	—	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(9)	—	—	—	—	—	(9)
Share-based compensation	—	—	31	—	—	—	—	—	31
Repurchase of common stock, including excise tax	—	—	—	(305)	(50)	—	—	—	(50)
Balance as of July 31, 2025	202,074	$2	$2,819	(30,219)	$(3,698)	$6,842	$(295)	$—	$5,670

Balance as of October 31, 2024	201,008	$2	$2,664	(28,424)	$(3,422)	$6,225	$(364)	$—	$5,105
Net income	—	—	—	—	—	617	—	—	617
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	69	—	69
Issuance of common stock	1,066	—	63	—	—	—	—	—	63
Taxes related to net share settlement of equity awards	—	—	(38)	—	—	—	—	—	(38)
Share-based compensation	—	—	130	—	—	—	—	—	130
Repurchase of common stock, including excise tax	—	—	—	(1,795)	(276)	—	—	—	(276)
Balance as of July 31, 2025	202,074	$2	$2,819	(30,219)	$(3,698)	$6,842	$(295)	$—	$5,670

Balance as of April 30, 2024	200,655	$2	$2,580	(26,376)	$(3,119)	$5,909	$(469)	$—	$4,903
Net income	—	—	—	—	—	389	—	—	389
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	32	—	32
Issuance of common stock	315	—	32	—	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(3)	—	—	—	—	—	(3)
Share-based compensation	—	—	28	—	—	—	—	—	28
Repurchase of common stock, including excise tax	—	—	—	(1,074)	(151)	—	—	—	(151)
Balance as of July 31, 2024	200,970	$2	$2,637	(27,450)	$(3,270)	$6,298	$(437)	$—	$5,230

Balance as of October 31, 2023	199,771	$2	$2,487	(25,449)	$(2,980)	$5,611	$(466)	$—	$4,654
Net income	—	—	—	—	—	687	—	4	691
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	29	—	29
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	1,199	—	65	—	—	—	—	—	65
Taxes related to net share settlement of equity awards	—	—	(31)	—	—	—	—	—	(31)
Share-based compensation	—	—	112	—	—	—	—	—	112
Repurchase of common stock, including excise tax	—	—	—	(2,001)	(290)	—	—	—	(290)
Acquisition of NCI	—	—	4	—	—	—	—	(462)	(458)
Balance as of July 31, 2024	200,970	$2	$2,637	(27,450)	$(3,270)	$6,298	$(437)	$—	$5,230
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2025 and October 31, 2024, results of operations for the three and nine months ended July 31, 2025 and 2024, and cash flows for the nine months ended July 31, 2025 and 2024.
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
2.    ACQUISITIONS
On November 3, 2023, we acquired 50.6% of the share capital of ESI Group SA (“ESI Group”) for $477 million, net of cash acquired, using existing cash. During January 2024, we completed the acquisition of the remaining share capital of ESI Group for $458 million, using existing cash. The company entered into put/call agreements valued at $7 million for certain ESI Group equity awards, subject to a holding period that may extend beyond the explicit vesting period, for the right to receive a cash payment equal to the public tender offer consideration of 155 euros per share, which was fully paid as of the third quarter of fiscal year 2025.
The following represents pro forma operating results as if ESI Group had been included in the company's consolidated statements of operations as of the beginning of fiscal 2023:

	Three Months Ended	Nine Months Ended
	July 31, 2024	July 31, 2024
	(in millions, except per share amounts)
Net revenue	$1,217	$3,692
Net income	$398	$717
Net income per share - Basic	$2.28	$4.11
Net income per share - Diluted	$2.27	$4.09
The unaudited pro forma financial information for the three and nine months ended July 31, 2024 combines the historical results of Keysight and ESI Group for the three and nine months ended July 31, 2024, assuming that the companies were combined as of November 1, 2022 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets and tax-related effects. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2023.

3.    REVENUE
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of revenue recognition, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our reportable segments, the Communications Solutions Group (“CSG”) and the Electronics Industrial Solutions Group (“EISG”).

	Three Months Ended
	July 31,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$466	$100	$566	$402	$98	$500
Europe	120	97	217	125	96	221
Asia Pacific	354	215	569	320	176	496
Total revenue	$940	$412	$1,352	$847	$370	$1,217

End Market
Aerospace, Defense & Government	$296	$—	$296	$275	$—	$275
Commercial Communications	644	—	644	572	—	572
Electronic Industrial	—	412	412	—	370	370
Total revenue	$940	$412	$1,352	$847	$370	$1,217

Timing of Revenue Recognition
Revenue recognized at a point in time	$746	$341	$1,087	$660	$298	$958
Revenue recognized over time	194	71	265	187	72	259
Total revenue	$940	$412	$1,352	$847	$370	$1,217

	Nine Months Ended
	July 31,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,322	$305	$1,627	$1,216	$290	$1,506
Europe	385	314	699	384	320	704
Asia Pacific	1,029	601	1,630	926	556	1,482
Total revenue	$2,736	$1,220	$3,956	$2,526	$1,166	$3,692

End Market
Aerospace, Defense & Government	$908	$—	$908	$847	$—	$847
Commercial Communications	1,828	—	1,828	1,679	—	1,679
Electronic Industrial	—	1,220	1,220	—	1,166	1,166
Total revenue	$2,736	$1,220	$3,956	$2,526	$1,166	$3,692

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,176	$1,013	$3,189	$1,972	$951	$2,923
Revenue recognized over time	560	207	767	554	215	769
Total revenue	$2,736	$1,220	$3,956	$2,526	$1,166	$3,692

Contract Balances
Contract assets
Contract assets consist of unbilled receivables that are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred, but we have not yet invoiced. The contract assets balance was $96 million and $88 million as of July 31, 2025 and October 31, 2024, respectively, and is included in “accounts receivables, net” and “other assets” in the condensed consolidated balance sheet.
Contract costs
We capitalize costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract, which corresponds to the period of benefit. Capitalized contract costs were $37 million and $35 million as of July 31, 2025 and October 31, 2024, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $17 million and $46 million for the three and nine months ended July 31, 2025, respectively, and $13 million and $43 million for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Nine Months Ended
July 31, 2025
(in millions)
Balance at October 31, 2024	$767
Deferral of revenue billed in current period, net of recognition	434
Revenue recognized that was deferred as of the beginning of the period	(446)
Foreign currency translation impact	10
Balance at July 31, 2025	$765
For the three and nine months ended July 31, 2025, revenue recognized that was included in the contract liability balance at October 31, 2024 was $103 million and $446 million, respectively. For the three and nine months ended July 31, 2024, revenue recognized that was included in the contract liability balance at October 31, 2023 was $105 million and $475 million, respectively.
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $529 million as of July 31, 2025, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of July 31, 2025, we expect to fulfill 22 percent of these remaining performance obligations during the remainder of 2025, 43 percent during 2026, and 35 percent thereafter.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$8	$7	$28	$22
Research and development	9	8	34	30
Selling, general and administrative	15	17	69	66
Total share-based compensation expense	$32	$32	$131	$118
Share-based compensation capitalized within inventory was $2 million as of July 31, 2025 and 2024.
5.    INCOME TAXES
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions, except percentages)
Income before taxes	$241	$213	$760	$617
Provision (benefit) for income taxes	$50	$(176)	$143	$(70)
Effective tax rate	20.8%	(81.9%)	18.8%	(11.2%)
The effective tax rate for the three and nine months ended July 31, 2025 was lower than the U.S. statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, partially offset by U.S. taxes on those earnings and the impact of Pillar Two minimum taxes.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the three and nine months ended July 31, 2025. The majority of the tax law changes will take effect in future years.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Various countries have passed legislation to comply with the Pillar Two model rules. A subset of these rules became effective for Keysight in the current fiscal year. While we expect to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where we expect Pillar Two taxes to apply. The income tax provision for the three and nine months ended July 31, 2025 included the effects of Pillar Two taxes.
The income tax expense for the three and nine months ended July 31, 2025 was higher compared to the same periods last year primarily due to the inclusion of one-time discrete tax benefits from U.S. amended tax return filings in relation to the Global Intangible Low-Taxed Income (“GILTI”) tax regulations and the settlement of a Malaysia uncertain tax position in the three and nine months ended July 31, 2024. The income tax expense for the three and nine months ended July 31, 2025 included a net discrete expense of $1 million and $11 million, respectively. The income tax benefit for the three and nine months ended July 31, 2024 included a net discrete benefit of $179 million and $178 million, respectively. The discrete tax expense for the three and nine months ended July 31, 2025 was higher compared to the same periods last year primarily due to one-time discrete tax benefits from U.S. amended tax return filings in relation to the GILTI tax regulations and the settlement of a Malaysia uncertain tax position in the three and nine months ended July 31, 2024.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029. The impact of the tax incentives decreased income taxes by $49 million for the nine months ended July 31, 2025.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. Keysight’s U.S. federal income tax returns for 2020, 2021 and 2022 are currently under audit by the Internal Revenue Service (“IRS”). For the majority of our non-U.S. entities, the open tax years are from November 1, 2019 through the current tax year.
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
6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions, except per-share amounts)
Net income	$191	$389	$617	$687
Basic weighted-average shares	172	174	172	174
Potential common shares	1	1	1	1
Diluted weighted-average shares	173	175	173	175
Net income per share - basic	$1.11	$2.23	$3.58	$3.94
Net income per share - diluted	$1.10	$2.22	$3.56	$3.92
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The number of shares excluded was not material for the three and nine months ended July 31, 2025 and 2024.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of July 31, 2025 and October 31, 2024 and the activity for the nine months ended July 31, 2025 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2024	$1,240	$1,148	$2,388
Foreign currency translation impact	10	28	38
Goodwill arising from acquisitions	2	1	3
Goodwill at July 31, 2025	$1,252	$1,177	$2,429
There were no impairments of goodwill for the three and nine months ended July 31, 2025 and 2024. As of July 31, 2025 and October 31, 2024, the accumulated impairment loss on goodwill was $709 million as recorded within the CSG reportable segment.

Other intangible assets as of July 31, 2025 and October 31, 2024 consisted of the following:

	July 31, 2025			October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,413	$1,075	$338	$1,377	$1,018	$359
Backlog	37	30	7	37	25	12
Trademark/Tradename	38	38	—	38	36	2
Customer relationships	587	431	156	587	398	189
Total amortizable intangible assets	$2,075	$1,574	$501	$2,039	$1,477	$562
In-Process R&D	23	—	23	45	—	45
Total	$2,098	$1,574	$524	$2,084	$1,477	$607
During the nine months ended July 31, 2025, we recognized additions to goodwill of $3 million for acquisition activity. During the nine months ended July 31, 2025, we transferred $22 million from in-process R&D to developed technology as projects were successfully completed. During the nine months ended July 31, 2025, foreign exchange translation had a favorable impact of $14 million on other intangible assets. Amortization of other intangible assets was $33 million and $97 million, respectively, for the three and nine months ended July 31, 2025. Amortization of other intangible assets was $31 million and $106 million, respectively, for the three and nine months ended July 31, 2024.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the nine months ended July 31, 2025.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2025 (remainder)	$32
2026	$119
2027	$107
2028	$104
2029	$96
2030	$17
Thereafter	$26
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 and October 31, 2024 were as follows:

	Fair Value Measurements at
	July 31, 2025					October 31, 2024
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Money market funds	$2,965	$2,965	$—	$—	$—	$1,141	$1,141	$—	$—	$—
Derivative instruments (foreign exchange contracts)	12	—	12	—	—	38	—	38	—	—
Long-term
Equity investments	122	122	—	—	—	80	80	—	—	—
Investments - other	35	—	—	—	35	29	—	—	—	29
Total assets measured at fair value	$3,134	$3,087	$12	$—	$35	$1,288	$1,221	$38	$—	$29
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$15	$—	$15	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	38	—	38	—	—	34	—	34	—	—
Total liabilities measured at fair value	$53	$—	$53	$—	$—	$40	$—	$40	$—	$—
As of July 31, 2025, money market funds include net proceeds from the 2030 Senior Notes, restricted to support a planned acquisition. See Note 10, “ Debt,” for additional information.
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
There were no realized gains or losses from the sale of investments for the three and nine months ended July 31, 2025 and 2024, respectively. Net unrealized gain (loss) on our equity and other investments was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Net unrealized gains (losses) on equity and other investments still held	$19	$3	$42	$13
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on anticipated debt issuances through fiscal year 2024. In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the $600 million in unsecured senior notes issued in October 2024 (“2034 Senior Notes”). The remaining gain to be amortized related to the interest rate swap agreements was $98 million as of July 31, 2025.
Non-designated Hedges
Additionally, we periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
In 2024, we entered into foreign exchange forward contracts with an aggregate notional amount of 1.2 billion pounds sterling to mitigate the currency exchange risk associated with a planned acquisition. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the nine months ended July 31, 2025, the settlement of these contracts provided $60 million in cash, which was classified as "cash flows from operating activities" in the condensed consolidated statement of cash flows. In April 2025, we entered into new foreign exchange contracts with the same aggregate notional amount. For the three and nine months ended July 31, 2025, the aggregate net result on all these foreign exchange contracts was a loss of $14 million and a gain of $33 million, respectively, recorded in “other income (expense), net” in the condensed consolidated statement of operations. As of July 31, 2025, the net unrealized loss on outstanding contracts was $4 million, recorded in “other accrued liabilities” in the condensed consolidated balance sheet.
In connection with the acquisition of ESI Group, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in euros. The aggregate notional amount of the currencies hedged was 930 million euros as of October 31, 2023. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. For the nine months ended July 31, 2024, these foreign exchange forward contracts were settled using existing cash of $63 million, resulting in a loss of $18 million recorded in “other income (expense), net” in the condensed consolidated statement of operations.
The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” was 192 and 84, respectively, as of July 31, 2025. The aggregated notional amounts by currency and designation as of July 31, 2025 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$6	$141
Pounds Sterling	13	1,658
Singapore Dollar	31	(3)
Malaysian Ringgit	120	13
Japanese Yen	(144)	(64)
Other currencies	(34)	48
Total	$(8)	$1,793

Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of July 31, 2025 and October 31, 2024 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2025	October 31, 2024	Balance Sheet Location	July 31, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$8	Other accrued liabilities	$2	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	5	30	Other accrued liabilities	13	4
Total derivatives	$12	$38		$15	$6
The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$5	$—	$2	$1
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$(3)	$3	$1	$9
Selling, general and administrative	$2	$—	$2	$(1)
Interest expense	$3	$—	$8	$—
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$—	$3	$3
Selling, general and administrative	$(1)	$(1)	$(1)	$(1)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in:
Other income (expense), net	$(12)	$8	$43	$(12)
The estimated amount as of July 31, 2025 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a net gain of $14 million.

10.    DEBT
The following table summarizes the components of our debt:

	July 31, 2025	October 31, 2024
	(in millions)
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $1 and $2)	$699	$698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $2 and $2)	498	498
2030 Senior Notes at 5.35% ($750 face amount less unamortized costs of $8)	742	—
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $6 and $6)	594	594
Total debt	$2,533	$1,790

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
There have been no changes to the principal, maturity, interest rates and interest payment terms of our other senior notes during the nine months ended July 31, 2025 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the accounting guidance fair value hierarchy, is approximately $2,532 million and $1,739 million as of July 31, 2025 and October 31, 2024, respectively.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent including a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2025 and October 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility decreased to 1,232 million pounds sterling. On May 8, 2025, the Bridge Facility was further decreased to 752 million pounds sterling. In connection with this decrease, the net proceeds from the 2030 Senior Notes have been restricted to support a planned acquisition and are held in a designated money market fund. We incurred costs in connection with the Bridge Facility of $7 million that have been fully amortized to interest expense. As of July 31, 2025 and October 31, 2024, we had no borrowings outstanding under the Bridge Facility.
Letters of Credit
As of July 31, 2025 and October 31, 2024, we had $55 million and $43 million, respectively, of outstanding standby letters of credit, customs bonds and surety bonds.

11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2025 and 2024, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	July 31,
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$4	$4	$2	$3	$—	$—
Interest cost on benefit obligation	10	10	9	9	2	2
Expected return on plan assets	(13)	(12)	(16)	(13)	(3)	(3)
Amortization of net actuarial loss (gain)	1	2	(1)	2	—	—
Net periodic benefit cost (benefit)	$2	$4	$(6)	$1	$(1)	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine months ended
	July 31,
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$13	$11	$6	$7	$—	$—
Interest cost on benefit obligation	29	30	26	27	6	6
Expected return on plan assets	(39)	(36)	(45)	(39)	(9)	(9)
Amortization of net actuarial loss (gain)	4	7	(3)	6	(1)	—
Net periodic benefit cost (benefit)	$7	$12	$(16)	$1	$(4)	$(3)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and nine months ended July 31, 2025 and 2024. We contributed $3 million and $8 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2025 and 2024, respectively.
For the remainder of 2025, we do not expect to contribute to our U.S. defined benefit plans and U.S. post-retirement benefit plan, and we expect to contribute $3 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, employee retirements, market conditions, interest rates and other factors.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	July 31, 2025	October 31, 2024
	(in millions)
Cash and cash equivalents	$2,636	$1,796
Restricted cash included in other current assets	759	—
Restricted cash included in other assets	2	18
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,397	$1,814
For the nine months ended July 31, 2025, restricted cash increased primarily due to net proceeds from the 2030 Senior Notes, which are being held in a designated money market fund to support a planned acquisition (See Note 10, “Debt,” for additional information). Restricted cash also includes deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	July 31, 2025	October 31, 2024
	(in millions)
Finished goods	$393	$375
Purchased parts and fabricated assemblies	628	647
Total inventory	$1,021	$1,022
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Operating lease cost	$15	$16	$45	$47
Variable lease cost	$4	$5	$14	$16
Supplemental information related to our operating leases was as follows:

	Nine Months Ended
	July 31,
	2025	2024
	(in millions)
Cash payment for operating leases	$42	$42
Right-of-use assets obtained in exchange for operating lease obligations	$23	$32
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
Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet, was as follows:

	Nine Months Ended
	July 31,
	2025	2024
	(in millions)
Beginning balance	$31	$36
Accruals for warranties, including change in estimates	17	16
Settlements made during the period	(19)	(20)
Ending balance	$29	$32

Accruals for warranties due within one year	$18	$20
Accruals for warranties due after one year	11	12
Ending balance	$29	$32

Other current assets

	July 31, 2025	October 31, 2024
	(in millions)
Short-term restricted cash	$759	$—
Prepaid assets	304	287
Other current assets	192	295
Total other current assets	$1,255	$582
Short-term restricted cash consists mainly of net proceeds from the issuance of the 2030 Senior Notes which have been restricted to support a planned acquisition and are held in a designated money market fund (see Note 10, “Debt,” for additional information). Prepaid assets include deposits paid in advance to contract manufacturers of $191 million and $200 million as of July 31, 2025 and October 31, 2024, respectively. Additionally, the decrease in other current assets for the nine months ended July 31, 2025 is primarily driven by a decrease in tax receivables.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the nine months ended July 31, 2025, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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

14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $210 million remained as of July 31, 2025.
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
For the nine months ended July 31, 2025, we repurchased 1,794,568 shares of common stock for $275 million. Additionally, we accrued $1 million related to excise tax levied on share repurchases, net of issuances. For the nine months ended July 31, 2024, we repurchased 2,000,882 shares of common stock for $289 million.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2025 and 2024 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs	Gains (losses) on derivatives	Total

	(in millions)
As of April 30, 2025	$(57)	$(315)	$79	$(293)
Other comprehensive income (loss) before reclassifications	(7)	—	5	(2)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	—	(2)	(2)
Tax benefit (expense)	—	—	2	2
Other comprehensive income (loss)	(7)	—	5	(2)
As of July 31, 2025	$(64)	$(315)	$84	$(295)

As of October 31, 2024	$(136)	$(317)	$89	$(364)
Other comprehensive income (loss) before reclassifications	72	—	2	74
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(11)	(9)
Tax benefit (expense)	—	—	4	4
Other comprehensive income (loss)	72	2	(5)	69
As of July 31, 2025	$(64)	$(315)	$84	$(295)

As of April 30, 2024	$(172)	$(383)	$86	$(469)
Other comprehensive income (loss) before reclassifications	32	—	—	32
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	4	(3)	1
Tax benefit (expense)	—	(1)	—	(1)
Other comprehensive income (loss)	32	3	(3)	32
As of July 31, 2024	$(140)	$(380)	$83	$(437)

As of October 31, 2023	$(167)	$(388)	$89	$(466)
Other comprehensive income (loss) before reclassifications	27	—	1	28
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	11	(8)	3
Tax benefit (expense)	—	(3)	1	(2)
Other comprehensive income (loss)	27	8	(6)	29
As of July 31, 2024	$(140)	$(380)	$83	$(437)

Reclassifications out of accumulated other comprehensive loss into earnings for the three and nine months ended July 31, 2025 and 2024 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Gain (loss) on derivatives	$(3)	$3	$1	$9	Cost of products
	2	—	2	(1)	Selling, general and administrative
	3	—	8	—	Interest expense
	(1)	—	(2)	(1)	Benefit (provision) for income tax
	1	3	9	7	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	—	(4)	(2)	(11)	Other income (expense), net
	—	1	—	3	Benefit (provision) for income tax
	—	(3)	(2)	(8)	Net of income tax

Total reclassifications for the period	$1	$—	$7	$(1)	Net of income tax
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

	Three Months Ended
	July 31,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$940	$412	$1,352	$847	$370	$1,217
Segment income from operations	$246	$92	$338	$223	$74	$297

	Nine Months Ended
	July 31,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$2,736	$1,220	$3,956	$2,526	$1,166	$3,692
Segment income from operations	$722	$298	$1,020	$672	$274	$946

The following table reconciles total reportable operating segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Total reportable segments' income from operations	$338	$297	$1,020	$946
Share-based compensation	(32)	(32)	(131)	(118)
Amortization of acquisition-related balances	(33)	(31)	(100)	(106)
Acquisition and integration costs	(31)	(23)	(98)	(59)
Restructuring and other	(8)	(6)	(32)	(60)
Income from operations, as reported	234	205	659	603
Interest income	31	19	71	60
Interest expense	(28)	(21)	(68)	(61)
Other income (expense), net	4	10	98	15
Income before taxes, as reported	$241	$213	$760	$617
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements which include, but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, the impacts of increased trade tensions such as an imposition of or increase in tariffs and tightening of export control regulations, slowing demand for products or services, volatility in financial markets, reduced access to credit, changes in interest rates, the existence of political or economic instability, uncertainty related to the impact of national elections results in the U.S., U.K., and Europe, impacts of geopolitical tension and conflict in regions outside of the U.S., the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
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
Impact of U.S. government tariffs
Beginning in the second quarter of fiscal 2025, the U.S. government announced tariffs on products from all countries and additional reciprocal tariffs on certain countries. In response, China and other countries announced retaliatory tariffs against certain imports from the United States. There have been recent changes effective August 1, 2025, resulting in broad-based increases in tariff rates. These tariffs have impacted our financial results for the three and nine months ended July 31, 2025. We continue to closely monitor and assess the potential impact of these tariffs on our results and take actions across multiple vectors to reduce the impact. This multipronged mitigation approach spans our global manufacturing footprint and sourcing strategies, as well as pricing and cost actions. For additional discussion of risks related to tariffs and trade relations, please refer to the risk factor, in Part II, Item 1A. Risk Factors.
Three and nine months ended July 31, 2025 and 2024
Total orders for the three and nine months ended July 31, 2025 were $1,340 million and $3,919 million, respectively, an increase of 7 percent and 6 percent, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2025, foreign currency movements had a favorable impact of 1 percentage point and an immaterial impact on the year-over-year change, respectively. For the three and nine months ended July 31, 2025, acquisitions had an immaterial impact on the year-over-year change. For the three months ended July 31, 2025, orders increased in the Americas and Europe, partially offset by a decline in Asia Pacific. For the nine months ended July 31, 2025, orders increased across all regions.
Revenue for the three and nine months ended July 31, 2025 was $1,352 million and $3,956 million, respectively, an increase of 11 percent and 7 percent, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2025, foreign currency movements had a favorable impact of 2 percentage points and an immaterial impact on the year-over-year change, respectively. For the three and nine months ended July 31, 2025, acquisitions had an immaterial impact on the year-over-year change. For the three and nine months ended July 31, 2025, revenue increased in both the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented 70 percent and 30 percent, respectively, of total revenue for the three months ended July 31, 2025. Revenue from CSG and EISG represented 69 percent and 31 percent, respectively, of total revenue for the nine months ended July 31, 2025.
Net income for the three and nine months ended July 31, 2025 was $191 million and $617 million, respectively, compared to $389 million and $687 million, respectively, for the same periods last year. The decrease in net income for the three months ended July 31, 2025 was primarily driven by a prior year income tax benefit due to one-time discrete tax items, higher people related costs, net impact of tariffs, losses on derivative instruments and higher acquisition and integration costs, partially offset by higher revenue and net gains on our equity investments. The decrease in net income for the nine months ended July 31, 2025 was primarily driven by a prior year income tax benefit due to one-time discrete tax items, higher people related costs, higher acquisition and integration costs and net impact of tariffs, partially offset by higher revenue and net gains on our equity investments and derivative instruments.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, high-speed data center networks and infrastructure, satellite networks, Artificial Intelligence (“AI”), industrial internet of things (“IoT”), defense modernization, and next generation electric vehicles and autonomous vehicles. We continue to engage actively with our customers and closely monitor the current macroeconomic environment, including tariffs, trade restrictions and tightening of export control regulations, monetary and fiscal policies, and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
There were no material changes during the three and nine months ended July 31, 2025 to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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
Results from Operations - Three and nine months ended July 31, 2025 and 2024
A summary of our results is as follows:

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2025	2024	2025	2024	Three Months	Nine Months
	(in millions, except margin data)
Revenue	$1,352	$1,217	$3,956	$3,692	11%	7%
Gross margin	61.7%	62.0%	62.4%	63.1%	—	(1) ppt
Research and development	$250	$226	$749	$686	11%	9%
Percentage of revenue	19%	19%	19%	19%	—	—
Selling, general and administrative	$354	$329	$1,075	$1,052	7%	2%
Percentage of revenue	26%	27%	27%	28%	(1) ppt	(1) ppt
Other operating expense (income), net	$(4)	$(5)	$(15)	$(10)	(29)%	54%
Income from operations	$234	$205	$659	$603	14%	9%
Operating margin	17.3%	16.8%	16.7%	16.3%	—	—
Interest income	$31	$19	$71	$60	64%	18%
Interest expense	$(28)	$(21)	$(68)	$(61)	35%	12%
Other income (expense), net	$4	$10	$98	$15	(58)%	583%
Income before taxes	$241	$213	$760	$617	13%	23%
Provision (benefit) for income taxes	$50	$(176)	$143	$(70)	—	—
Net income	$191	$389	$617	$687	(51)%	(10)%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percentage change in revenue for the three and nine months ended July 31, 2025 by geographic region and the impact of foreign currency movements as compared to the same period last year.

	Year-over-Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2025		July 31, 2025
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	13%	—	8%	—
Europe	(2)%	4 ppts	(1)%	1 ppt
Asia Pacific	15%	2 ppts	10%	—
Total revenue	11%	2 ppts	7%	—
Refer to the “Segment Overview” section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on changes in revenue during the three and nine months ended July 31, 2025.
Gross Margin, Operating Margin and Income Before Taxes
Gross margin for the three months ended July 31, 2025 was flat compared to the same period last year, as the net impact of tariffs and higher people-related costs were offset by higher revenue volume and favorable pricing. Gross margin for the nine months ended July 31, 2025 decreased 1 percentage point compared to the same period last year, primarily driven by the net impact of tariffs and unfavorable mix, partially offset by favorable pricing, higher revenue volume and lower restructuring costs.
R&D expense for the three and nine months ended July 31, 2025 increased 11 percent and 9 percent, respectively, compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs.
Selling, general and administrative expense for the three months ended July 31, 2025 increased 7 percent, compared to the same period last year, primarily driven by higher acquisition and integration costs, people-related costs and infrastructure costs. Selling, general and administrative expense for the nine months ended July 31, 2025 increased 2 percent, compared to the same period last year, primarily driven by higher acquisition and integration costs, people-related costs and travel costs, partially offset by lower infrastructure costs and amortization of acquisition-related balances.
Other operating expense (income), net for the three and nine months ended July 31, 2025 was income of $4 million and $15 million, respectively, compared to income of $5 million and $10 million, respectively, for the same periods last year.
Operating margin for the three and nine months ended July 31, 2025 was flat compared to the same periods last year, as the decrease in operating expenses as a percentage of revenue was offset by gross margin movements.
Interest income for the three and nine months ended July 31, 2025 was $31 million and $71 million, respectively, compared to $19 million and $60 million, respectively, for the same periods last year and primarily relates to interest earned on our cash balances. Interest expense for three and nine months ended July 31, 2025 was $28 million and $68 million, respectively, compared to $21 million and $61 million, respectively, for the same periods last year and primarily relates to interest on our senior notes. The increase in interest expense for the three and nine months ended July 31, 2025 is primarily driven by interest expense and amortization of debt issuance costs related to our 2030 Senior Notes. (see Note 10, “ Debt,” for additional information).
Other income (expense), net for the three and nine months ended July 31, 2025 was income of $4 million and $98 million, respectively, compared to income of $10 million and $15 million, respectively, for the same periods last year. The decrease in other income (expense), net for the three months ended July 31, 2025 is primarily driven by losses on derivative instruments (see Note 9, “Derivatives,” for additional information), partially offset by net gains on our equity investments and lower amortization of actuarial losses. The increase in other income (expense), net for the nine months ended July 31, 2025 is primarily driven by net gains on our equity investments, gains on derivative instruments (see Note 9, “Derivatives,” for additional information), and lower amortization of actuarial losses.
As of July 31, 2025 and 2024, our headcount was approximately 15,500 and 15,400, respectively.

Income Taxes
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions, except percentages)
Income before taxes	$241	$213	$760	$617
Provision (benefit) for income taxes	$50	$(176)	$143	$(70)
Effective tax rate	20.8%	(81.9%)	18.8%	(11.2%)
The effective tax rate for the three and nine months ended July 31, 2025 was lower than the U.S. statutory federal income tax rate primarily due to a lower effective tax rate on foreign earnings, partially offset by U.S. taxes on those earnings and the impact of Pillar Two minimum taxes.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the three and nine months ended July 31, 2025. The majority of the tax law changes will take effect in future years.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Various countries have passed legislation to comply with the Pillar Two model rules. A subset of these rules became effective for Keysight in the current fiscal year. While we expect to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where we expect Pillar Two taxes to apply. The income tax provision for the three and nine months ended July 31, 2025 included the effects of Pillar Two taxes.
The income tax expense for the three and nine months ended July 31, 2025 was higher compared to the same periods last year primarily due to the inclusion of one-time discrete tax benefits from U.S. amended tax return filings in relation to the Global Intangible Low-Taxed Income (“GILTI”) tax regulations and the settlement of a Malaysia uncertain tax position in the three and nine months ended July 31, 2024. The income tax expense for the three and nine months ended July 31, 2025 included a net discrete expense of $1 million and $11 million, respectively. The income tax expense for the three and nine months ended July 31, 2024 included a net discrete benefit of $179 million and $178 million, respectively. The discrete tax expense for the three and nine months ended July 31, 2025 was higher compared to the same periods last year primarily due to one-time discrete tax benefits from U.S. amended tax return filings in relation to the GILTI tax regulations and the settlement of a Malaysia uncertain tax position in the three and nine months ended July 31, 2024.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Malaysia tax incentive expires October 31, 2025. The Singapore tax incentive expires July 31, 2029. The impact of the tax incentives decreased income taxes by $49 million for the nine months ended July 31, 2025.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. Keysight’s U.S. federal income tax returns for 2020, 2021 and 2022 are currently under audit by the IRS. For the majority of our non-U.S. entities, the open tax years are from November 1, 2019 through the current tax year.
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
In June 2025, the United States and the other six countries that make up the G7 nations jointly announced that U.S. companies would be exempted from certain minimum taxes related to the OECD agreement, commonly referred to as Pillar Two. However, significant details regarding the G7 announcement remain uncertain and individual countries that have enacted the OECD agreement, including countries not within the G7, must amend their local legislation for the G7 announcement to become effective. We continue to closely monitor Pillar Two developments.
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
Revenue

	Three Months Ended		Nine Months Ended		Year- over-Year
	July 31,		July 31,		Change
	2025	2024	2025	2024	Three Months	Nine Months
	(in millions)
Total revenue	$940	$847	$2,736	$2,526	11%	8%
CSG revenue for the three and nine months ended July 31, 2025 increased 11 percent and 8 percent, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2025, foreign currency movements had a favorable impact of 1 percentage point and an immaterial impact on the year-over-year change. For the three and nine months ended July 31, 2025, acquisitions had an immaterial impact on the year-over-year change. For the three months ended July 31, 2025, revenue increased in the Americas and Asia Pacific, partially offset by a decline in Europe. For the nine months ended July 31, 2025, revenue increased in the Americas and Asia Pacific and was flat in Europe. Revenue increased in both the commercial communications and the aerospace, defense, and government end markets for the three and nine months ended July 31, 2025. The increase was primarily driven by higher investments in high-speed networks to support increasing demand for AI capabilities and higher investment in aerospace and defense solutions. Our customers continued their R&D investments in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking and major defense and government programs worldwide.
Our commercial communications end market revenue for the three and nine months ended July 31, 2025 increased 13 percent and 9 percent, respectively, year-over-year and represented 69 percent and 67 percent, respectively, of total CSG revenue. For the three months ended July 31, 2025, revenue increased in the Americas and Asia Pacific, partially offset by a decline in Europe. For the nine months ended July 31, 2025, revenue increased across all regions. The year-over-year increase in revenue for the three and nine months ended July 31, 2025 was primarily driven by R&D investments in terabit solutions and expanding 400G/800G transceiver manufacturing capacity to meet rising demand for AI capabilities. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which drove demand for our 400G/800G Ethernet solutions, both in R&D and manufacturing.
Our aerospace, defense, and government end market revenue for the three and nine months ended July 31, 2025 increased 8 percent and 7 percent, respectively, year-over-year and represented 31 percent and 33 percent, respectively, of total CSG revenue. For the three and nine months ended July 31, 2025, revenue increased in the Americas and Asia Pacific partially offset by a decline in Europe. The year-over-year increase in revenue was primarily driven by strong growth in space and satellite solutions and continued investments in radar and spectrum operations.
Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year- over-Year
	July 31,		July 31,		Change
	2025	2024	2025	2024	Three Months	Nine Months
	(in millions, except margin data)
Gross margin	66.7%	67.0%	67.2%	67.8%	—	(1) ppt
Research and development	$176	$154	$519	$461	14%	13%
Selling, general and administrative	$210	$194	$609	$587	8%	4%
Other operating expense (income), net	$(3)	$(3)	$(11)	$(8)	2%	44%
Income from operations	$246	$223	$722	$672	10%	7%
Operating margin	26.1%	26.3%	26.4%	26.6%	—	—
Gross margin for the three months ended July 31, 2025 was flat compared to the same period last year, as the net impact of tariffs and higher people-related costs were offset by higher revenue volume and favorable pricing. Gross margin for the nine months ended July 31, 2025 decreased 1 percentage point compared to the same period last year, primarily driven by the net impact of tariffs and unfavorable mix, partially offset by favorable pricing and higher revenue volume.
R&D expense for the three and nine months ended July 31, 2025 increased 14 percent and 13 percent, respectively, compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs.
Selling, general and administrative expense for the three months ended July 31, 2025 increased 8 percent compared to the same period last year, primarily driven by higher people-related costs and infrastructure costs. Selling, general and administrative expense for the nine months ended July 31, 2025 increased 4 percent compared to the same period last year, primarily driven by higher people-related and infrastructure costs, and incremental costs from acquired businesses.
Other operating expense (income), net for the three months ended July 31, 2025 and 2024 was income of $3 million. Other operating expense (income), net for the nine months ended July 31, 2025 and 2024 was income of $11 million and $8 million, respectively.
Operating margin for the three and nine months ended July 31, 2025 was flat compared to the same periods last year, as gross margin movements were offset by a decline in operating expenses as a percentage of sales.
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

Revenue

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2025	2024	2025	2024	Three Months	Nine Months
	(in millions)
Total revenue	$412	$370	$1,220	$1,166	11%	5%
EISG revenue for the three and nine months ended July 31, 2025 increased 11 percent and 5 percent, respectively, compared to the same periods last year. For the three and nine months ended July 31, 2025, foreign currency movements had a favorable impact of 2 percentage points and an immaterial impact on the year-over-year change, respectively. For the three and nine months ended July 31, 2025, acquisitions had an immaterial impact on the year-over-year change. For the three months ended July 31, 2025, revenue increased across all regions. For the nine months ended July 31, 2025, revenue increased in the Americas and Asia Pacific, partially offset by a decline in Europe. The revenue for the three months ended July 31, 2025 increased across all electronic industrial markets. The revenue increase for the nine months ended July 31, 2025 reflected mixed demand across the electronic industrial markets with an increase in semiconductor measurements and general electronics measurement, partially offset by a decline in automotive and energy. Despite macroeconomic uncertainties, customer engagement remained high in their key long-term strategic initiatives, including R&D for AI-driven demand for advanced semiconductor technologies, software-defined vehicles and autonomous driving, industrial IoT, digital health and fab capacity.
Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2025	2024	2025	2024	Three Months	Nine Months
	(in millions, except margin data)
Gross margin	57.4%	57.5%	59.3%	60.4%	—	(1) ppt
Research and development	$65	$62	$190	$186	4%	2%
Selling, general and administrative	$82	$79	$241	$246	3%	(2)%
Other operating expense (income), net	$(2)	$(3)	$(5)	$(3)	(41)%	85%
Income from operations	$92	$74	$298	$274	24%	8%
Operating margin	22.3%	20.1%	24.4%	23.5%	2 ppts	1 ppt
Gross margin for the three months ended July 31, 2025 was flat compared to the same period last year, as the net impact of tariffs and higher people-related costs were offset by higher revenue volume and favorable pricing. Gross margin for the nine months ended July 31, 2025 decreased 1 percentage point compared to the same period last year, primarily driven by the net impact of tariffs and unfavorable mix, partially offset by favorable pricing.
R&D expense for the three and nine months ended July 31, 2025 increased 4 percent and 2 percent, respectively, compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related cost.
Selling, general and administrative expense for the three months ended July 31, 2025 increased 3 percent compared to the same period last year, primarily driven by higher people-related costs and higher infrastructure costs. Selling, general and administrative expense for the nine months ended July 31, 2025 decreased 2 percent compared to the same period last year, primarily driven by lower infrastructure costs, partially offset by higher people-related costs.
Other operating expense (income), net for the three months ended July 31, 2025 and 2024 was income of $2 million and $3 million, respectively. Other operating expense (income), net for the nine months ended July 31, 2025 and 2024 was income of $5 million and $3 million, respectively.
Operating margin for the three months ended July 31, 2025 increased 2 percentage points compared to the same period last year, primarily driven by lower operating expenses as a percentage of revenue. Operating margin for the nine months ended July 31, 2025 increased 1 percentage point compared to the same period last year, primarily driven by lower operating expenses as a percentage of revenue, partially offset by gross margin declines.

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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Nine Months Ended
	July 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$1,184	$693
Net cash used in investing activities	$(97)	$(781)
Net cash provided (used) in financing activities	$487	$(753)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities increased $491 million during the nine months ended July 31, 2025 compared to the same period last year.
•Net income for the nine months ended July 31, 2025 decreased $70 million compared to the same period last year. Non-cash adjustments to net income were $45 million lower, primarily due to a $37 million increase in deferred tax benefit, a $32 million increase in unrealized gains on equity and other investments, and a $4 million decrease in amortization, partially offset by a $18 million increase in share-based compensation expense, $4 million increase in excess and obsolete inventory-related charges, and $6 million increase in other non-cash expenses.
•The aggregate change in accounts receivable, inventory and accounts payable provided net cash of $181 million during the first nine months of fiscal 2025 compared to net cash provided of $75 million in the same period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•Movements in income taxes receivable provided net cash of $78 million during the first nine months of fiscal 2025 compared to net cash used of $161 million in the same period last year, primarily driven by a prior year income tax benefit due to one-time discrete tax items (see Note 5, “Income Taxes,” for additional information), partially offset by current year income tax accruals.
•Movements in other assets and liabilities provided net cash of $40 million during the first nine months of fiscal 2025 compared to net cash used of $221 million in the same period last year, primarily driven by lower income and other tax payments, net of accruals (see Note 5, “Income Taxes,” for additional information), changes in derivative assets and liabilities (see Note 9, “Derivatives,” for additional information), lower payroll-related payments, net of accruals, changes in deferred revenue and other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities decreased $684 million during the nine months ended July 31, 2025 compared to the same period last year, primarily driven by $673 million, net of cash acquired, used in the prior year for payments towards acquisitions, including $477 million paid for acquisition of the controlling block of ESI Group SA (“ESI Group”) shares and $26 million decrease in cash used for purchases of property, plant and equipment, partially offset by a $15 million increase in cash used in other net investing activities.

Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, treasury stock repurchases, and transactions with non-controlling interests in partially owned consolidated subsidiaries.
Net cash provided by financing activities increased $1,240 million during the nine months ended July 31, 2025 compared to the same period last year, primarily driven by $748 million of proceeds from the issuance of the 2030 Senior Notes, $458 million used in the prior year for the acquisition of the non-controlling interest in ESI Group, $24 million used in the prior year for repayment of debt assumed as part of the ESI Group acquisition and $11 million lower treasury stock repurchases.
Treasury Stock Repurchases
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $210 million remained as of July 31, 2025. The stock repurchase program may be commenced, suspended or discontinued at any time at the company’s discretion and does not have an expiration date. See “Issuer Purchases of Equity Securities” under Part II Item 2 for additional information.
Debt and Debt Facilities

	July 31, 2025	October 31, 2024
	(in millions)
Senior Notes (par value)	$2,550	$1,800
Revolving Credit Facility	$750	$750
Bridge Facility	£752	£1,232
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
There have been no changes to the principal, maturity, interest rates and interest payment terms of our other senior notes during the nine months ended July 31, 2025 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent including a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2025 and October 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the nine months ended July 31, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility was decreased to 1,232 million pounds sterling. On May 8, 2025, the Bridge Facility was decreased to 752 million pounds sterling. In connection with this decrease, the net proceeds from the 2030 Senior Notes have been restricted to support a planned acquisition and are held in a designated money market fund. We incurred costs in connection with the Bridge Facility of $7 million that have been fully amortized to interest expense. As of July 31, 2025 and October 31, 2024, we had no borrowings outstanding under the Bridge Facility.
See Note 10, “Debt,” for additional information.

Cash and cash requirements
Cash

	July 31, 2025	October 31, 2024
	(in millions)
Cash, cash equivalents and restricted cash	$3,397	$1,814
U.S.	$2,217	$626
Non-U.S.	$1,180	$1,188
Cash, cash equivalents and restricted cash increased to $3,397 million as of July 31, 2025 from $1,814 million as of October 31, 2024 and included the proceeds from the 2030 Senior Notes. See Note 10, “Debt,” for additional information.
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
On March 28, 2024, we announced our intention to acquire the entire share capital of Spirent Communications PLC (“Spirent”) for cash consideration of 199 pence per Spirent share, which reflects a valuation of $1,463 million on a fully diluted basis. As contemplated in the scheme document published on April 25, 2024, Spirent’s Board of Directors authorized a dividend of 3.5 pence per share on June 26, 2025. The dividend was distributed to shareholders in July 2025. The completion of the Spirent acquisition is subject to customary closing conditions, including review by regulatory authorities. The China State Administration for Market Regulation’s review remains pending, and we expect to close the acquisition during the fourth quarter of fiscal year 2025, subject to the completion of such review.
On September 19, 2024, Keysight announced that it had entered into a definitive agreement with Synopsys, Inc. (“Synopsys”) to acquire Synopsys’ Optical Solutions Group (“OSG”), a leading developer of optical design and analysis software tools. The transaction is subject to customary closing conditions, including review by regulatory authorities and the successful closing of Synopsys’ acquisition of Ansys. While Synopsys’ acquisition of Ansys was completed on July 17, 2025, the China State Administration for Market Regulation’s review of Synopsys’ divestiture of OSG to Keysight remains pending.
Our senior notes obligations increased to $2,550 million as of July 31, 2025 from $1,800 million as of October 31, 2024, and interest payable on our senior notes increased to $626 million as of July 31, 2025 from $453 million as of October 31, 2024, driven by issuance of the 2030 Senior Notes. See Note 10, “Debt,” for additional information.
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
During the nine months ended July 31, 2025, there were no material changes to our uncertain tax positions from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2025, we do not expect to contribute to our U.S. defined benefit plans and U.S. post-retirement benefit plan, and expect to contribute $3 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. See Note 11, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
We expect capital spending to be approximately $135 million in 2025, primarily for investments in capacity expansion and technology investments.

As of July 31, 2025, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There were no material changes during the nine months ended July 31, 2025 to this information reported in our 2024 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low-Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, we concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. In response, we amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. We believe the position meets the more likely than not recognition threshold.
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

Item 1A. Risk Factors
Risks, Uncertainties and Other Factors That May Affect Future Results
Risks Related to Our Business
Volatility and uncertainty in general economic conditions may adversely affect our operating results and financial condition.
Our business is sensitive to negative changes in general economic conditions, both inside and outside the U.S. Global and regional economic volatility and uncertainty, inflation and potential recession has and may continue to impact our business, resulting in:
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
Because we operate our businesses and sell our solutions worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers and manufacturing facilities are located outside the U.S. Accordingly, our future results could be negatively impacted by a variety of factors, including, but not limited to:
•inability to conduct business in certain countries or regions or with certain customers due to U.S. sanctions or trade restrictions;
•inability to sell certain products, technologies, or services to countries, regions, facilities, or customers due to sanctions or trade restrictions;
•uncertainty regarding the U.S. government’s announced tariffs, potential changes to existing tariffs and whether additional tariffs may be imposed, modified or suspended;
•changes in a specific country's or region's political, economic or other conditions, including but not limited to changes that favor national interests such as the imposition of or increase in tariffs and reciprocal tariffs, and economic volatility;
•negative consequences from changes in tax laws;
•difficulty in protecting and enforcing intellectual property rights;
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
Nationalistic economic policies and political trends such as sanctions or trade restrictions, including those on advanced computing and semiconductor manufacturing and design software, withdrawal from or re-negotiation of global trade agreements, increased tariffs and reciprocal tariffs, tax and local content policies that favor domestic industries and interests, changes to immigration laws or enforcement and other similar actions may result in conflicting local or regional requirements, increased transaction costs, reduced ability to hire employees, reduced access to components, supplies and materials, reduced demand or access to customers, and inability to conduct our operations as they have been conducted historically. Each of these factors may adversely affect our business.
There have been recent and ongoing changes to U.S. tariff policy, resulting in broad-based increases in tariff rates. Commencing in the second quarter of fiscal 2025, new U.S. tariffs applying to imports from all countries were announced, including significantly higher rates on imports from China. In response, several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications and delays to its tariff policy and further changes may be made in the future. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China and other countries impacted by the increased tariffs. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. Continued uncertainty around trade policy could substantially change our cost of operating in such jurisdictions. Moreover, these tariffs and any other trade restrictions imposed on our customers or suppliers could adversely affect our financial results and position through reduced demand for our products and solutions, cancelled orders, supply chain disruptions, increased transaction costs, and increased expenses. If the U.S.’ relationship with countries subject to increased tariffs results in additional trade disputes, trade protection measures, retaliatory actions and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected.
Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions and the decision to discontinue our operations in Russia, conflict in the Middle East, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in additional closure of facilities in sanctioned countries. In addition, international conflict could further result in global or regional market instability; increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; and increased risk of cybersecurity attacks, which could adversely impact our financial results.

Our operating results and financial condition could be harmed if the markets into which we sell our solutions decline or do not grow as anticipated.
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets. However, due to factors such as inflation, the potential for recession, trade barriers or restrictions, increased geopolitical tensions, including regional conflict and war, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Our customers’ markets may also be affected by changes in the legal regulatory regime. If our customers’ markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
A decreased demand for our customers’ products or trade barriers or restrictions could adversely affect our results of operations.
Our business depends on our customers’ ability to manufacture, design, and sell their products in the marketplace. International trade disputes affecting our customers could adversely affect our business.
There have been recent and ongoing changes to U.S. tariff policy, resulting in broad-based increases in tariff rates. Commencing in the second quarter of fiscal 2025, new U.S. tariffs applying to imports from all countries were announced, including significantly higher rates on imports from China. In response, several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications and delays to its tariff policy and further changes may be made in the future.
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We devote significant resources to develop new technologies in communications, aerospace and defense, automotive and the Internet of Things. We invest in R&D, grow and deepen relationships with customers and suppliers, and direct our corporate and operational resources to develop innovative technologies. Our financial results could be harmed if we fail to expand our customer base, if demand for our solutions is lower than we expect, or if our revenue related to our innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
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
We are subject to federal, state, and local taxes in the U.S. and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Any changes to the positions we have taken could result in an impact to our financial statements. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, including the Tax Cuts and Jobs Act, the Inflation Reduction Act and the One Big Beautiful Bill Act in the U.S, regulations, principles, and interpretations in the U.S. and in other jurisdictions where we do business. With the existence of economic and political policies that favor domestic interests, it is possible that more countries will enact tax laws that either increase the tax rates, or reduce or change the tax incentives available to multinational companies. Upon a change in tax laws in any territory where we do significant business, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The Malaysia tax incentive expires on October 31, 2025. The Singapore tax incentive expires on July 31, 2029. These tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we will lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. We believe that we will satisfy such conditions, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied.
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
Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel, including personnel joining our company through acquisitions. The markets in which we operate are dynamic, and from time to time we may need to respond with reorganizations, reductions in workforce, salary freezes or reductions, or site closings. We believe our compensation packages are competitive within the regions in which we operate. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as launching effective product innovations, meeting financial goals and maintaining or expanding our business. We rely occasionally on hiring qualified international candidates or transferring employees between the United States and several foreign countries. The immigration process can be subject to frequent changes and limitations.,We may experience difficulty in obtaining work authorizations for some of our employees that are foreign nationals transferring to the United States and other key countries where we operate, which could negatively impact our ability to strategically locate our personnel. Changes to immigration policies and quotas impacting the granting of visas for higher education candidates and knowledge-based workers in many jurisdictions where we operate could impact our ability to recruit and retain the highly-trained and accomplished talent needed to maintain our operations.
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
•new or expanded trade barriers, tariffs and restrictions;
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
The table below summarizes information about the company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2025.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

May 1, 2025 through May 31, 2025	—	—	—	$259,733,010
June 1, 2025 through June 30, 2025	113,963	$162.35	113,963	$241,231,632
July 1, 2025 through July 31, 2025	190,487	$164.56	190,487	$209,884,397
Total	304,450		304,450

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended July 31, 2025, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

			Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate number of securities to be sold(1)	Plan expiration date

Satish Dhanasekaran	Adoption	May 23, 2025	☒	☐	24,435	December 5, 2025
President and Chief Executive Officer
Ingrid A Estrada	Adoption	June 26, 2025	☒	☐	11,168	May 29, 2026
Senior Vice President, Chief of Supply Chain and Operations
Jeffrey K Li	Adoption	June 3, 2025	☒	☐	10,295	May 29, 2026
Senior Vice President, General Counsel and Secretary
John Page	Adoption	June 2, 2025	☒	☐	8,183	June 1, 2026
Senior Vice President and President of Global Services

(1)	The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. Any underlying performance share awards being calculated at target.
During the three months ended July 31, 2025, there were no terminations of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.”

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	August 29, 2025	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 29, 2025	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)