Form 10-K
period 2025-10-31
Keysight Technologies, Inc.
filed 2025-12-17
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates as of April 30, 2025 was approximately $17 billion, based upon the closing price of the Registrant's common stock as quoted on New York Stock Exchange on such date. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 12, 2025, there were 171,817,127 shares of our common stock outstanding.

____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on March 19, 2026 and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2025 are incorporated by reference into Part III of this Report.
III

Forward-Looking Statements
This report contains forward-looking statements which include but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, slowing demand for products or services, volatility in financial markets, the existence of political or economic instability, uncertainty related to the impact of national elections results in the U.S. and UK, impacts of geopolitical tension and conflict in regions outside of the U.S., the impacts of increased trade tension and tightening of export control regulations, the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part I Item 1A and elsewhere in this Annual Report on Form 10-K.
PART I
Item 1.  Business
Overview
Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics markets, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that enable our customers to bring their innovations to market on ever-shorter schedules.
Keysight’s portfolio of hardware, software, and services enables our customers’ workflows as they design, validate, manufacture, deploy, and optimize their products and solutions. Our revenue is derived primarily from solutions addressing research and development (“R&D”) applications, and to a lesser degree, applications in manufacturing and operations. The accelerating pace of technological innovation and engineering intensity are long-term secular drivers of demand for Keysight’s solutions and services. We serve a global set of customers in over 100 countries across a wide range of industry segments, including communications, aerospace, defense, and government, automotive, energy, industrial, general electronics, and semiconductor.
We generated $5.4 billion, $5.0 billion, and $5.5 billion of revenue in 2025, 2024, and 2023, respectively. Revenue, income from operations, and assets by business segment as of and for the fiscal years ended October 31, 2025, 2024, and 2023, are provided in Note 16, “Segment Information,” to our consolidated financial statements.
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
Competitive Advantages
Keysight conducts business globally with approximately 40,000 end customers each year, including many Fortune 1000 companies that are developing new electronic technologies, networks, systems, devices, and components. The following advantages enable us to deliver on our commitment of sustained value creation for our stakeholders.
Deep, long-term, global customer relationships
Keysight’s history of collaborative innovation is demonstrated by our engagement with leading companies across the diverse markets that we address. Our customers trust Keysight to deliver the technological expertise, leading-edge capabilities, and broad solutions portfolio that they need to achieve their product development goals. Keysight employs a comprehensive global direct sales channel with experienced management and highly technical sales and application engineers, including a strong local presence in both developed and emerging markets. These sales personnel are supported by close collaboration with the engineering teams who create the solutions used by our customers so that problems can be addressed efficiently, and solutions enhanced quickly, to enable customer success.
Our legacy of over 80 years of contribution in measurement science and the resulting breadth of our products and solutions yields a large, global installed base. This base of customers complements our large and growing services portfolio, and offers additional sales opportunities as requirements evolve and customers upgrade their solutions over time.
Unique technology expertise and capabilities
Keysight is a technology-driven company, investing in R&D to align our business with available markets and position the company for growth. As our customers’ trusted test and measurement partner, we innovate at the leading edge of the technologies they deploy in their electronic systems under development. We employ a combination of strategies to lead in this area, including engagement with top standards bodies and industry consortia and close collaboration with top research programs in universities and industry. Our central R&D team, Keysight Labs, focuses on developing breakthrough hardware and software technologies that are deployed in application-specific contexts by our business engineering teams. We develop and incorporate proprietary semiconductor and packaging technologies to deliver differentiated performance within our industry.
Differentiated, first-to-market solutions portfolio
Keysight’s industry-focused organizational structure emphasizes our engagement with leading customers across our end markets. We use insights gained from these relationships, together with our technology expertise, to identify market opportunities and seek to maximize the lifecycle value, beginning in R&D. Our development teams leverage the broad array of Keysight hardware, software, and services, adding new capability as necessary, to create market-leading solutions. Providing leading-edge, application-focused solutions for our customers in sync with their project schedules is key to our differentiation and value delivery and facilitates the continuous advancement of electronics technology. With a software- and customer-centric focus, we continue to make strategic investments to expand the R&D component of our revenue mix and grow the software and services content of our business, which has the added benefit of increasing recurring revenue.

Durable and resilient business model
Our operating model incorporates cost structure flexibility that has allowed Keysight to deliver profitability across a range of economic and market conditions. We employ variable pay mechanisms across our entire employee population and complement this with the strategic use of contingent staffing. We have a diversified go-to-market approach with indirect sales partners and electronic commerce to complement our direct sales force. This approach provides flexibility with the added benefit of expanding our reach and providing more efficient and effective transactional purchase capability. We use a centralized order fulfillment organization that supplies solutions to customers worldwide, allowing us to leverage the scale of our business to provide high-quality products while maintaining competitive margins. We complement our in-house capabilities with an extensive network of suppliers and subcontractors, which allows us to adapt to changing market conditions. The durability and resilience of our business model has provided strategic flexibility and enabled the company to continue to allocate capital and invest in growth through different market environments.
Innovative culture
Keysight's culture is built on the operating principles and values embodied in the KLM, with innovation as a key source of our strength. Our employees around the world embrace these principles and deliver industry-leading capabilities across a range of fields that are not only technical in nature but encompass a wide range of contributions to our business, customers, and shareholders. Keysight continues to be recognized as an employer of choice. We strive to enable employee growth in a diverse, inclusive, and respectful work environment that offers challenging assignments, development opportunities, competitive compensation, and a safe workplace. This environment supports our employees to achieve their full potential and enables collaboration that helps us innovate at the speed of our customers.
Strategic Priorities
Keysight’s business strategy is exemplified in four key objectives:
Invest to deliver differentiated, first-to-market solutions
This priority is central to our value contribution for our customers in their world of increasing technology complexity and decreasing time-to-market. In 2025, we invested $1,007 million in R&D. We employ vertical technology integration that leverages investments in core hardware technology, such as advanced semiconductor capability provided by our in-house fab, custom packaging from our technology centers, and other unique competencies. We integrate these hardware technologies with core software functionality enabled by our software engineering teams (representing the majority of our R&D staff). We also incorporate services to deliver differentiated solutions that meet the needs of the market. Deep relationships with market-defining customers provide detailed understanding of their needs and schedules. This enables us to work at our customers’ pace to deliver solutions that enable their development cycles with first-to-market timing.
Capture opportunities in our served addressable market and expand in attractive adjacencies
Building on our industry-leading position, we are investing to capitalize on emerging technologies, expanding our portfolio of solutions and engaging earlier in our customers’ design and innovation life cycles. This is an important aspect of our capital allocation strategy to deliver sustainable and profitable growth. We continue to work on multiple vectors for growth as we expand Keysight’s contributions across the technology stack, building on our core strength in physical layer and adding new protocol layer and system emulation capabilities, as well as new application layer solutions that address opportunities in design and data management. In October 2025, we acquired Spirent Communications plc (“Spirent”), complementing our position in communications test with additional differentiated solutions and deep customer relationships. Additionally, in October 2025, we completed the acquisition of the Optical Solutions Group (“OSG”) business from Synopsys, Inc. (“Synopsys”) and the PowerArtist RTL business (“PowerArtist”) from Ansys, Inc. (“Ansys”) to complement and expand our existing design engineering software portfolio and computer-aided engineering capabilities. In 2024, we acquired ESI Group SA (“ESI Group”), broadening our software offerings with the addition of computer-aided engineering solutions. In addition, we enhanced our security offerings with the acquisition of Riscure Holding B.V., providing testing solutions and software for semiconductor, embedded systems, and Internet of Things (“IoT”) devices, and extended our range of radio frequency (“RF”) and microwave (“uW”) instruments with the acquisition of AnaPico AG.
Grow recurring revenue
This component of our strategy benefits from the increasing software content in our solutions and emphasizes delivering continuous value to our customers throughout the solution lifecycle by delivering software enhancements. We have a dedicated global enterprise software sales force to drive this priority and maximize cross-selling opportunities across our markets.

Additionally, we leverage our broad services portfolio to provide unique and high-value services to extend the value of our solutions.
Strategic deployment of capital
Keysight strives to be a good steward of capital. We leverage our strong portfolio, flexible operating model, and solid financial position to maintain a disciplined approach to capital allocation, balancing investment for organic growth, mergers and acquisitions, and return of capital to shareholders.
Broad Portfolio of Design and Test Solutions
Keysight delivers a portfolio of products and solutions that enable our customers to efficiently develop, deploy, and optimize their product offerings. The main components of our portfolio are hardware, software, and services that are delivered on a standalone basis or combined into application-specific solutions. We leverage the breadth of our portfolio to deliver application-specific solutions through a software-centric approach. These solutions integrate hardware, software, and services to address high-value applications and meet industry-specific requirements. This approach allows Keysight to deliver differentiated value to our customers, built from a foundation of industry-leading products and services that can be configured to meet their needs.

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

Software represents a crucial component of our strategy to deliver differentiated, first-to-market solutions to our customers. Our open and scalable software platform accelerates our ability to deliver application-specific measurement solutions that integrate our instruments into connected workflows with automation, data management, and analytics. Keysight’s software products are characterized in the following three categories:
•Instrument software applications are designed to maximize the value that our customers derive from our instruments, providing faster insight and analytics by integrating the instrument’s hardware and software into an application-focused solution. This approach typically builds on the basic software used to operate our instruments by adding software applications to deliver measurements tailored to a specific application. For example, customers may purchase a signal analyzer equipped with a software application to analyze specific signals such as those used in satellite communications.
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
•Our standalone software solutions enable customers to address their design, simulation, emulation, test automation, and quality assurance needs in the R&D lab and beyond. These solutions enable our customers to efficiently develop robust product designs and translate them into physical products. Solutions include physics-based virtual prototyping and computer-aided engineering (“CAE”), as well as process and data management.
We have used AI capability, such as machine learning and neural network models, across many Keysight solutions to enhance our value to customers. The rapidly evolving AI ecosystem presents opportunities to enhance productivity for our customers as well as our own internal operations.
Services provided by Keysight Global Services enable and enhance our customers’ success with their Keysight products and solutions. Our global scale is complemented by localized presence with trained engineers and technicians delivering our services via regional support centers located near customers or on-site teams. This approach increases the efficiency and uniformity of our services offerings and allows for close collaboration with our engineering and go-to-market teams. Our services offerings are summarized as follows:
•Product support services deliver comprehensive support that includes parts, repair, and accredited calibrations of Keysight products and solutions.
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
Operating Segments
Keysight has two reportable operating segments, the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”).
Communications Solutions Group
CSG serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline (data center ecosystem), enterprise, and aerospace, defense, and government end markets. Our recent acquisition of Spirent adds wireless network test and assurance and positioning technology solutions to our portfolio, complementing our design, validation, and performance offerings to deliver end-to-end solutions to our customers.
Commercial Communications
The market for Keysight’s commercial communications solutions spans the communications ecosystem from design through operations and across the industry’s broad spectrum of components, devices, equipment, and services. Our solutions address the communications lifecycle in both wireless and wireline domains, from design and simulation, validation, and characterization, through manufacturing, deployment, and optimization, including cybersecurity testing and certification.
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
These customers require design, simulation, and measurement tools to validate the correct functional operation, conformance to standards, and parametric performance of their products and systems under development. Our customer needs span the wide range of technologies employed in modern wired and wireless communications system designs such as 5G, 6G, commercial satellite, 800Gb/sec ethernet, 1.6Tb/sec ethernet, and many others. These needs have also evolved rapidly given the continuous advancement of digital, communications, and computing standards. Keysight is enabling rapid advances in AI through solutions to increase the efficiency of AI compute clusters and to accelerate the deployment of new interconnect technologies that deliver greater speed and capacity in AI data center infrastructure. Keysight’s broad portfolio of products and solutions serve our customers’ many specific applications, accelerating the development, validation, quality manufacturing and deployment of their products and services, as well as aiding in their secure and efficient operation, service, and repair.
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
Electronic Industrial Solutions Group
EISG serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, computer-aided engineering solutions and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of electronic equipment.
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
Our automotive and energy customers include automotive original equipment manufacturers and Tier 1 and 2 suppliers, along with the component and subsystem suppliers that support them. Our customers also include the suppliers of alternative energy systems for green energy generation, storage, and control, as well as suppliers of enabling electronics technology such as high-power semiconductors and control systems.
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
Semiconductor
The market for Keysight’s semiconductor solutions consists of design and measurement applications to enable continued innovation in leading-edge semiconductors to address the demand for smaller, more power efficient, and highly integrated chips and chipsets. This innovation requires new approaches to design and measurement to enable realization of the design in the fab along with efficient testing at scale to preserve and enhance yield.
Our semiconductor customers are primarily design and production teams in semiconductor and semiconductor capital equipment companies who are looking to differentiate their offerings by implementing innovative new silicon architectures and continuing to advance the state of the art in device capability. Such innovations are the foundation of advances in electronics that are powering many new technologies in today’s high-tech world. These teams require close collaboration with their design and measurement solutions suppliers to continue to advance their capability in this challenging environment of ever-advancing complexity and scale. Keysight is a trusted supplier to the leaders in the semiconductor ecosystem as they engage with our solutions to enable their next-generation offerings.
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
Our general electronics customers include design teams in leading and emerging companies, universities, and research organizations that are innovating to bring higher levels of connectivity, utility, and automation, along with new business models, to their customers. In many cases they are embracing new communications technology and working to incorporate the latest electronics to enable longer battery life, higher performance, or other differentiators for their systems. Keysight's design and measurement solutions accelerate our customers’ development and productization processes.
The following discussions include information common to each of our businesses.
Competition
Keysight operates in a highly competitive and rapidly changing global marketplace. We believe that our technology leadership serves as a competitive differentiator. The proprietary software and hardware technologies developed by our R&D technology centers around the world enable many Keysight products to deliver capability to address our customers’ engineering requirements. We compete with a variety of organizations that offer similar services and solutions, but none of our competitors offer the equivalent range of product and services at the scale we do or serve all the same markets in the aggregate or by segment. Our competitors include companies or divisions of companies with substantial sales, marketing, research, and financial capabilities, as well as well-established regional competitors who are more specialized than we are in particular markets. We also face increased competition in a number of our served markets as a result of the entry of new competitors or consolidation among industries or customers. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
Research and Development
We are committed to investing in R&D and have focused our development efforts on strategic opportunities that align our business with available markets and position the company for growth. Our R&D investments focus on the development of first-to-market solutions with differentiated software and hardware, as well as improvements to existing software and hardware products to provide complete customer solutions addressing the evolving requirements of industries that we serve. We conduct R&D in four principal areas: enabling technologies, system design, simulation, and measurement, with the aim of building a strong foundation for next-generation and longer-term solutions. Our most significant technology development centers are in the United States (California, Colorado, and Texas), Singapore, India, Germany, Malaysia, Romania, China, Japan, Spain, United Kingdom, and France. We anticipate that we will continue to maintain R&D expenditures to deliver a continuous flow of innovative, high-quality customer solutions, products, and services.

Sales
Our direct sales force focuses on addressing the needs of our global and regional customers by selling Keysight products, systems, solutions, software, and services. Keysight’s direct sales force consists of sales and solution engineers who have in‑depth knowledge of the customers’ business and technology needs. Our direct sellers concentrate on providing more complex, end-to-end solutions where customers require strategic consultation. Our solution engineers bring deep solution and application expertise to provide a combination of consulting, systems integration, and software engineering services that span all stages of the sale, deployment, and support of our complex systems and solutions. We also have a global software subscription and renewals channel, selling our standalone enterprise software solutions including computer-aided engineering and design workflow solutions. Our direct sales organizations serve customers globally across the commercial communications, aerospace, defense, and government, automotive and energy, semiconductor, and general electronics markets. More than 80 percent of our business comes from customer interactions with our direct sales organization.
To complement our direct sales force, we have over 800 agreements with channel partners around the world. These channel partners include distributors, resellers, and manufacturer’s representatives. They serve thousands of customers across a wide range of end-user markets. They are expected to provide the same level of service and support as our direct sales force for the products they sell and generate new sales opportunities to extend our reach. In addition, we work with a number of strategic solution partners who add value to our products and solutions for certain verticals like network application and test. Electronic commerce and telesales channels are also in place for transactional, lower-touch sales.
Marketing
Our marketing organization builds the company brand and drives growth through programs that increase awareness, demand, and engagement for Keysight’s design, simulation, emulation, and test solutions. We employ a multi-pronged marketing strategy to enhance brand equity, as well as proving our presence and thought leadership in existing and emerging markets, resulting in one powerful brand voice for Keysight. We fuel growth initiatives through online digital transformation, high-value content, new product launches, and sophisticated digital and physical demand generation programs tailored to local markets to attract new accounts and deepen relationships with existing customers. We continuously evolve our marketing practices and technology stack to leverage AI for innovation and productivity while supporting a data-driven approach to our sales and marketing initiatives. Our continued evolution includes a focus on intent-based marketing as we continue to adjust to how our prospects prefer to discover, learn, and buy.
Manufacturing and Materials
We utilize a combination of in-house manufacturing and qualified contract manufacturers to optimize productivity, manage costs, and maintain flexibility in responding to changing market conditions. Our in-house manufacturing is focused on the highest value-added, most complex, and technically differentiated elements of production, while contract manufacturers primarily support assembly and printed circuit board fabrication. In addition to our centralized manufacturing hub in Penang, Malaysia, our largest facility, responsible for final assembly, tuning, calibration, and test of many of our advanced instruments, we maintain significant manufacturing operations in the United States, including facilities in California and Colorado. These U.S. operations are responsible for our leading edge, proprietary technology platforms. Specifically, we operate five specialized technology centers across Santa Rosa, California; Colorado Springs, Colorado; and Boeblingen, Germany. These technology centers develop, and manufacture differentiated components and subsystems, including microwave monolithic integrated circuits, thick- and thin-film circuits, optical components, high-speed probes, precision-machined mechanical parts, and advanced multi-chip and system-in-package modules. These capabilities provide a competitive advantage by delivering performance levels not commercially available and are critical to the broad range of markets we serve. We plan our supply chain based on forecasts and typically manufacture and configure finished products upon receipt of firm customer orders.
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

Human Capital
At Keysight, we foster a collaborative, high performance, diverse, and inclusive workplace where employees are empowered through meaningful work, continuous development, and a culture of innovation. We offer competitive compensation, a safe and respectful work environment, and opportunities to grow professionally and personally.
We believe our culture, rooted in technology leadership, innovation, inclusion, and engagement, is a strategic advantage that drives our success. As of October 31, 2025, Keysight employed approximately 16,800 people worldwide. Of these, 5,800 were based in the Americas (including 5,500 in the United States), 3,600 in Europe, and 7,400 in the Asia Pacific region.
Our core values and culture reflect our commitment to ethical business practices and responsible corporate citizenship. The Keysight Standards of Business Conduct (“SBC”) guide our interactions with customers, suppliers, competitors, and each other. These standards are publicly available on our website and serve as the foundation of our integrity-driven approach to business.
Oversight and Governance
The Chief People Officer (“CPO”) is responsible for developing and integrating goals and metrics associated with the company’s broader human capital management strategy. The Chief Executive Officer and CPO regularly update our board of directors and the Compensation and Human Capital Committee on human capital matters. We provide multiple avenues for employee input. Our “Open-Door Policy” provides employees with direct access to any level of management to discuss ideas, get input on career development, and discuss concerns in a constructive manner.
Hiring, Retention, and Succession Planning
At Keysight, our talent acquisition and Human Resources teams partner closely with business leaders to align workforce strategies with our long-term business objectives. This collaboration ensures we attract and retain the talent needed to drive innovation and deliver customer success.
Once onboard, employees are supported through a range of development opportunities, including leadership education, mentoring programs, and employee network groups. We conduct annual succession planning throughout the organization, including executive leadership, to ensure a strong pipeline of future leaders.
As a global company, we recognize the importance of preserving institutional knowledge, especially as many of our experienced employees become eligible for retirement. To address this, we have implemented structured knowledge transfer programs designed to retain critical expertise and maintain business continuity. As of October 31, 2025, the average tenure of our employees is 12.4 years. Our three-year average employee turnover rate was approximately 6.2 percent.
Employee Engagement
We are committed to maintaining a work environment that supports the needs of all employees. The value we place on culture helps us attract and retain the best talent and drive high performance through innovation and collaboration. In an effort to enable employees to be successful, we provide mentoring programs, all-encompassing benefits, access to employee network groups, and training for every stage of employment.
Learning and Development
We believe that learning is a lifelong pursuit that creates a mindset of professional growth and continuous improvement. We prioritize on-the-job learning through stretch assignments, development opportunities, and educational resources. Our employees have access to a wide range of programs, workshops, classes, and resources to help them excel in their careers.
Compensation and Benefits
We seek to achieve competitive and equitable pay across our organization globally. We conduct annual pay equity analyses, adjusting for role, experience, location, and performance to ensure fairness.
Health, Safety, and Wellness
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

Backlog
Backlog represents the amount of revenue expected from orders that have already been booked, including orders for goods and services that have not been delivered to customers, orders invoiced but not yet recognized as revenue (booked as deferred revenue), and orders for goods that were shipped but not yet recognized, awaiting acceptance by customers and/or completion of a commitment to a customer. As of October 31, 2025, our backlog was approximately $2,697 million compared to approximately $2,375 million as of October 31, 2024. The increase in year-over-year backlog is driven by incremental backlog generated from acquisitions, mainly Spirent, as well as orders in excess of revenue. In accordance with our order acceptance policy, we continue to expect the majority of backlog to be recognized as revenue within six months. While backlog on any particular date can be an indicator of short-term revenue performance, it is not necessarily a reliable indicator of medium or long-term revenue performance.
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
Environmental Regulations
Our R&D, manufacturing, and distribution operations involve the use of hazardous substances and are regulated under international, federal, state, and local laws governing health and safety, and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated, and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging, and product content requirements. The environmental, product content/disposal, and recycling laws are gradually becoming more stringent and may cause us to incur additional costs in the future.
Some of our properties have been the subject of ongoing remediation by HP Inc. (“HP”) for subsurface contamination that was known at the time of Agilent’s separation from HP in 1999. In connection with Agilent’s separation from HP, HP and Agilent entered into an agreement pursuant to which HP agreed to retain the liability for this subsurface contamination, perform the required remediation, and indemnify Agilent with respect to claims arising out of that contamination. Agilent has assigned its rights and obligations under this agreement to Keysight in respect to facilities transferred to Keysight in our separation from Agilent on November 1, 2014 (the “Separation”). As a result, HP has access to a limited number of our properties to perform remediation. Although HP agreed to minimize interference with on-site operations at such properties, remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. In connection with the Separation, Agilent will indemnify us directly for any liabilities related thereto. We cannot be sure that HP will continue to fulfill its remediation obligations or that Agilent will continue to fulfill its indemnification obligations. On December 17, 2021, Keysight and HP signed a restrictive covenant related to our Santa Rosa facility that prohibits certain uses of the property (such as running a daycare facility, hospital, or school) and terminates HP’s remediation obligation related to that facility. HP’s remediation obligations relating to Keysight’s Colorado Springs facility are ongoing.
We maintain a comprehensive environmental site liability insurance policy that may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive, and divested locations.

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
Executive Officers of the Registrant
The following is information regarding our executive officers as of December 1, 2025.
Satish Dhanasekaran, 53, has served as President and Chief Executive Officer of Keysight since May 2022. He served as Senior Vice President and Chief Operating Officer from October 2020 to May 2022. He was Senior Vice President and President of the Communications Solutions Group from July 2017 to October 2020. From May 2016 to July 2017, Mr. Dhanasekaran served as Keysight’s Vice President and General Manager, Wireless Devices and Operators Business Unit. From June 2015 to May 2016, Mr. Dhanasekaran served as the General Manager of the Mobile Broadband Operation, and from November 2014 through June 2015, he led the marketing function for the Signal Analysis and Signal Sources Division.
Neil Dougherty, 56, has served as Executive Vice President and Chief Financial Officer since May 2022 and as Senior Vice President and Chief Financial Officer of Keysight from December 2013 to May 2022. From 2012 to December 2013, Mr. Dougherty served as Vice President and Treasurer of Agilent. He served as Senior Director in Agilent’s Corporate Development Group from 2010 to 2012, and from 2006 to 2010, he served as Agilent’s Assistant Treasurer.
Ingrid Estrada, 61, has served as Senior Vice President and Chief Supply Chain and Operations Officer since May 2025 and prior to assuming that role, served as Chief People and Administrative Officer and Chief of Staff from August 2017 to May 2025. Previously, she served as Keysight’s Senior Vice President, Human Resources from December 2013 to August 2017. From 2011 to December 2013, she served as Vice President and General Manager of Global Sourcing of Agilent.

Jo Ann (Jodi) Juskie, 64, has served as Senior Vice President, Chief People Officer since May 2025. From August 2019 to May 2025, Ms. Juskie served as Vice President, Assistant General Counsel and Assistant Secretary. Since joining HP in 1994, Ms. Juskie has served in various roles within the Legal Department, including Managing Counsel for Keysight and Agilent from 2009 to 2019.
Jason A. Kary, 57, has served as Senior Vice President and President of the Electronic Industrial Solution Group since November 2024. He served as Vice President, Treasurer and Investor Relations of Keysight from December 2013 to November 2024. From March 2012 to December 2013, Mr. Kary served as Vice President of Finance and Group Chief Financial Officer, Life Sciences Group for Agilent Technologies, Inc. and from March 2010 to February 2012 as Vice President of Finance, Global Infrastructure and Enterprise Financial Planning and Analysis.
Jeffrey Li, 56, has served as Senior Vice President, General Counsel, and Secretary since July 2019. From December 2013 to July 2019, Mr. Li served as Vice President, Assistant General Counsel, and Assistant Secretary of Keysight, and as Senior Counsel of Agilent from 2011 to December 2013.
Kailash Narayanan, 52, has served as Senior Vice President and President of the Communications Solutions Group since November 2021. From November 2020 until November 2021, Mr. Narayanan served as President of the Commercial Communications business. He served as Vice President and General Manager, Wireless Test Business Unit, from September 2017 to November 2020, and was Vice President and General Manager, Wireless Devices from May 2016 to September 2017. From November 2014 to May 2016, Mr. Narayanan served as R&D Senior Manager of Mobile Broadband Operation.
John Page, 61, has served as Senior Vice President and President of Global Services since November 2015 and served as Vice President of Business Finance of Keysight from February 2014 to November 2015. Prior to joining Keysight, Mr. Page served as the Chief Financial Officer of Nanosys, Inc. from 2010 to 2014.
Lisa Poole, 60, has served as Vice President, Corporate Controller and Principal Accounting Officer of Keysight since August 2023. From May 2022 to August 2023, Ms. Poole served as Vice President, Assistant Corporate Controller. Ms. Poole served as Senior Director, Global Financial Reporting and Compliance from May 2021 to May 2022, and from March 2014 to May 2021, she served as the Director, External Financial Reporting.
Sung (Steve) J. Yoon, 59, has served as Senior Vice President, Global Sales since November 2024. Mr. Yoon served as Vice President, Americas Sales Operations from February 2021 to November 2024. From May 2016 to February 2021, he served as a National Sales Manager in the Americas Sales Organization. Prior to 2016, Mr. Yoon served in various district and regional sales management roles.
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
There have been recent and ongoing changes to U.S. tariff policy, resulting in broad-based increases in tariff rates. Commencing in the second quarter of fiscal 2025, new U.S. tariffs applying to imports from all countries were announced, including significantly higher rates on imports from China. In response, several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications and delays to its tariff policy and further changes may be made in the future. There has also been continuing litigation in the federal courts regarding the validity of the imposition of certain tariffs. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China and other countries impacted by the increased tariffs. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. Continued uncertainty around trade policy could substantially change our cost of operating in such jurisdictions. Moreover, these tariffs and any other trade restrictions imposed on our customers or suppliers could adversely affect our financial results and position through reduced demand for our products and solutions, cancelled orders, supply chain disruptions, increased transaction costs, and increased expenses. If the U.S.’ relationship with countries subject to increased tariffs results in additional trade disputes, trade protection measures, retaliatory actions and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected.
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
There have been recent and ongoing changes to U.S. tariff policy, resulting in broad-based increases in tariff rates. Commencing in the second quarter of fiscal 2025, new U.S. tariffs applying to imports from all countries were announced, including significantly higher rates on imports from China. In response, several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications and delays to its tariff policy and further changes may be made in the future. There has also been continuing litigation in the federal courts regarding the validity of the imposition of certain tariffs.
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
We currently have outstanding debt as well as availability to borrow under the Revolving Credit Facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.
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
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The Singapore tax incentive expires on July 31, 2029. The Malaysia tax incentive expired on October 31, 2025. These tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. If we cannot or do not wish to satisfy all or portions of the tax incentives conditions, we will lose the related tax incentives and could be required to refund the benefits that the tax incentives previously provided. We believe that we will satisfy such conditions, but cannot guarantee that the tax environment will not change or that such conditions will be satisfied.
Our taxes could increase if the existing Malaysia and/or Singapore incentive is revoked or not renewed upon expiration. We are in the process of renewing our Malaysia tax incentive and believe that we will obtain the renewal from the taxing authorities. However, we cannot guarantee that we will be granted the Malaysian tax incentive and the timing of when we can renew our incentive rate. We also cannot guarantee that we will qualify for any new incentive regime that may exist going forward. As a result, our effective tax rate could be higher than it would have been if we had renewed or been granted renewal of the tax incentive, which could harm our operating results after tax.
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
From time-to-time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office, with all or most claims being found invalid in each patent. Centripetal is appealing seven of these results. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. The lawsuit in Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent. In December 2025, the court issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures, and the EPO revoked the patent in its hearing in November 2025. Although we deny the allegations and are aggressively defending each case, the outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict.
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
We rely on several centralized IT systems as well as cloud-based service providers to provide solutions and services, maintain financial records, retain sensitive data such as intellectual property, proprietary business information, and data related to customers, suppliers, and business partners, process orders, manage inventory, process shipments to customers and operate other critical functions. The ongoing maintenance and security of this information is important to the success of our business operations and our strategic goals.
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
Our products may contain vulnerabilities that could be exploited by cybersecurity attackers, allowing them to introduce malicious code into our products to gain access to customer networks. Such attacks could lead to disruptions to our customers’ operations or processes, system downtime, financial loss, loss of their intellectual property, business information and proprietary data, or corruption of data, which could impact Keysight’s reputation, and result in loss of confidence in our products, loss of orders, and loss in revenue, which could materially impact our financial results. We proactively scan for vulnerabilities in our products and address them to minimize the potential for exploitation. We cannot eliminate the possibility of a successful cybersecurity attack or exploitation of undiscovered or not yet remediated vulnerabilities impacting our internal systems and/or those of our customers.
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
In addition, our IT systems and those of our service providers may be susceptible to damage, disruptions, instability, or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, cybersecurity attacks, hacking, sabotage, acts of vandalism, implementation of new operational systems or software or upgrades to existing systems and software, catastrophes, or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets, such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions, and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
Our business is exposed to risks associated with the use of AI tools.
We continue to evaluate and, where appropriate, integrate AI technologies into our product offerings and internal operations to enhance innovation, efficiency, and customer value. While AI presents opportunities for advancement, its adoption also introduces a range of risks that could adversely impact our business, financial condition, and results of operations. These risks include, but are not limited to, competitive disadvantages if peers more effectively leverage AI to accelerate innovation, product development, or operational performance. The use of AI may also expose us to legal, regulatory, and reputational risks, particularly in jurisdictions with evolving or inconsistent regulatory frameworks governing AI, data privacy, and cybersecurity. Additionally, the deployment of AI tools, whether by us or by customers using our AI-enabled solutions may result in unintended consequences such as biased or inaccurate outputs, loss or compromise of confidential information or intellectual property, and challenges in asserting or defending intellectual property rights. These risks may be amplified by increasing regulatory scrutiny and potential compliance obligations, which could result in increased costs or limitations on our ability to deploy AI technologies. There can be no assurance that our use of AI will yield the anticipated benefits or that we will be able to effectively mitigate the associated risks.

Our business will suffer if we are not able to retain and hire key personnel.
Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel, including personnel joining our company through acquisitions. The markets in which we operate are dynamic, and from time to time we may need to respond with reorganizations, reductions in workforce, salary freezes or reductions, or site closings. We believe our compensation packages are competitive within the regions in which we operate. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as launching effective product innovations, meeting financial goals and maintaining or expanding our business. We rely occasionally on hiring qualified international candidates or transferring employees between the United States and several foreign countries. The immigration process can be subject to frequent changes and limitations. We may experience difficulty in obtaining work authorizations for some of our employees that are foreign nationals transferring to the United States and other key countries where we operate, which could negatively impact our ability to strategically locate our personnel. Changes to immigration policies and quotas impacting the granting of visas for higher education candidates and knowledge-based workers in many jurisdictions where we operate could impact our ability to recruit and retain the highly-trained and accomplished talent needed to maintain our operations.
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
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office, with all or most claims being found invalid in each patent. Centripetal is appealing seven of these results. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or EPO opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the ITC requesting that they investigate whether Keysight violated Section 377 of the Tariff Act and should be enjoined from importing certain products that are manufactured outside of the U.S. and alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. The lawsuit in Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent. In December 2025, the court issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures, and the EPO revoked the patent in its hearing in November 2025.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Our overall information security program applies an enterprise-wide, risk-based approach to information security that enables us to assess, identify, and manage risk exposures, including material risks from cybersecurity threats, in a timely manner. Our information security operations and procedures provide a comprehensive Information Security Management System (“ISMS”) enabling us to maintain the confidentiality, integrity, and availability of information and systems in our environment. Our information security policies are based on National Institute of Standards and Technology Special Publication 800-171 framework and apply to the entire enterprise.
We have a dedicated Information Security and Compliance organization (“ISC”) that owns and operates the ISMS. The ISC organization reports directly to Keysight’s Chief Information Security Officer (“CISO”) and includes functions such as information security policy management, risk management, vulnerability management, compliance assurance, identity and access management, incident management, security awareness and education, and information technology (“IT”) disaster recovery. Our management team has relevant expertise and experience in understanding risks from cybersecurity threats and overseeing risk management processes. Our CISO is an experienced cybersecurity senior executive with more than 25 years’ experience in building and leading cybersecurity, risk management, and information technology teams.
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
•Risk Assessment: Our enterprise-wide risk management programs and Information Security Review process is designed to identify, assess, document, monitor, and report information security risks. Based on this information, we evaluate the likelihood and impact of harmful events and deliver recommendations regarding a response to risks presented. Feedback from internal audits, external assessments, and industry benchmarks is used to improve our cybersecurity posture.
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

•Third Party Risk: Keysight’s Third Party Cyber Risk Management is a systematic process for managing exposure to cybersecurity risks throughout the supply chain and developing appropriate response strategies, policies, processes, and procedures.
In addition, Keysight maintains information security risk insurance, which may help to offset the costs of an information security breach. The policy is reviewed annually and updated as needed. We also engage with approved third-party companies that review our regulatory compliance, validate control performance, perform penetration testing, and provide impartial risk assessments.
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
Governance and Oversight
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit and Finance Committee, which is comprised entirely of independent directors with information security experience, oversees and monitors the company’s information security programs. Additionally, one of our independent directors has a CERT Certification in Cybersecurity Oversight from Carnegie Mellon University Software Engineering Institute. The Chief Information Officer (“CIO”) meets with the Audit and Finance Committee regularly to report on risks, mitigation, initiatives, compliance, and outcomes and the Audit and Finance Committee reports relevant information to the full Board.
The CISO is responsible for the ISMS and reports directly to the CIO. The CIO is the head of the company’s global IT team which has an integrated governance structure consisting of a Senior Executive Committee, a Cyber Executive Committee and Cyber Leaders. The Senior Executive Committee meets quarterly, prioritizes the information technology components of strategic business imperatives and oversees IT capability and security programs. The Cyber Executive Committee meets monthly, reviews identified risks, sponsors initiatives to address risk, and oversees security and compliance responses. Cyber Leaders are management representatives from all functions and lines of business who are responsible for executing programs and initiatives sponsored by the Senior Executive Committee.

Item 2. Properties
Our executive offices are located in the United States in an owned facility in Santa Rosa, California. We own or lease 208 operating facilities, including co-working spaces, located throughout the world that handle manufacturing, research and development, administration, assembly, sales, quality, assurance testing, distribution, and packaging of our products. These facilities are primarily located in the following countries: United States, Malaysia, Japan, China, Germany, India, United Kingdom, Taiwan, Spain, Korea, Singapore, Romania, and France.
As of October 31, 2025, we own or lease approximately 5.8 million square feet(a) of space worldwide, a summary of which is provided below:

Total square feet
(in millions)

Owned facilities	3.5
Leased facilities	2.3
Total	5.8
Occupancy of our facilities
Manufacturing plants, R&D facilities, and warehouse and administrative facilities	5.5
Sales facilities	0.3
Total	5.8
(a) Excludes 0.7 million square feet of vacated space, all of which is leased to third parties or is in restructuring.
All of these facilities are well maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office, with all or most claims being found invalid in each patent. Centripetal is appealing seven of these results. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. The lawsuit in Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the court issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures, and the EPO revoked the patent in its hearing in November 2025. We deny the allegations and are aggressively defending each case.
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
We are also involved in lawsuits, claims, investigations, and other proceedings, including, but not limited to, patent, commercial and environmental matters, which arise in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) with the ticker symbol “KEYS.” As of December 12, 2025, there were 14,062 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Price Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on October 31, 2020 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through October 31, 2025. The historical performance set forth below is not indicative of future stock price performance.
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

Issuer Purchases Of Equity Securities
The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal quarter ended October 31, 2025. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2025 was 2,389,253 shares.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (1)

August 1, 2025 through August 31, 2025	169,063	$162.01	169,063	$182,495,203
September 1, 2025 through September 30, 2025	243,994	$171.55	243,994	$140,639,125
October 1, 2025 through October 31, 2025	181,628	$167.96	181,628	$110,132,957
Total	594,685		594,685

(1)	On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. On November 24, 2025, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved March 2023 program, under which $110 million remained.

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
Overview and Executive Summary
Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics markets, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
Acquisitions of Spirent Communications plc, Synopsys’ Optical Solutions Group, and Ansys’ PowerArtist RTL Business
On October 15, 2025, we acquired all of the outstanding common stock of Spirent Communications plc (“Spirent”) for $1,415 million, net of $127 million cash acquired, using existing cash. On October 16, 2025, Keysight divested Spirent’s high-speed ethernet, network security, and channel emulation business lines for $399 million to Viavi Solutions Inc. (“Viavi”) in connection with satisfying the regulatory conditions set out as part of the Spirent acquisition. For the year ended October 31, 2025, our acquisition of Spirent resulted in incremental revenue of $9 million. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of the Spirent acquisition.
On October 17, 2025, we acquired the Optical Solutions Group business (“OSG”) from Synopsys, Inc. (“Synopsys”) and the PowerArtist RTL business (“PowerArtist”) from Ansys, Inc. (“Ansys”) for $578 million and $26 million, respectively. For the year ended October 31, 2025, the acquisitions had an immaterial impact on our revenue.
See Note 2, “Acquisitions,” for additional information.
Impact of U.S. government tariffs
Beginning in the second quarter of fiscal 2025, the U.S. government announced tariffs on products from most countries and additional reciprocal tariffs on certain countries. In response, China and other countries announced retaliatory tariffs against certain imports from the United States. There have been recent changes effective August 1, 2025, resulting in broad-based increases in tariff rates, and there has been continuing litigation in the federal courts regarding the validity of the imposition of certain tariffs. These tariffs have impacted our financial results for the year ended October 31, 2025. We have taken actions across multiple vectors to reduce the impact on our results of operations. This multipronged mitigation approach spans our global manufacturing footprint and sourcing strategies, as well as pricing and cost actions.
For additional discussion of risks related to tariffs and trade relations, please refer to Part I Item 1A “Risk Factors.”

Years ended October 31, 2025, 2024, and 2023
Orders were $5,452 million, $5,033 million, and $5,190 million in 2025, 2024, and 2023, respectively. Orders of $5,452 million for 2025 increased 8 percent compared to 2024. Acquisitions had a favorable impact of 1 percentage point on the increase, while foreign currency movements had an immaterial impact. Orders grew across all regions. Orders of $5,033 million for 2024 decreased 3 percent compared to 2023. Acquisitions had a favorable impact of 4 percentage points on the change, while foreign currency movements had an immaterial impact. Orders declined in the Americas and Asia Pacific, while Europe was flat.
Revenue was $5,375 million, $4,979 million, and $5,464 million in 2025, 2024, and 2023, respectively. Revenue of $5,375 million for 2025 increased 8 percent compared to 2024. Acquisitions and foreign currency movements had an immaterial impact on the change. Revenue increased in both the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented approximately 69 percent and 31 percent, respectively, of total revenue for 2025. Revenue of $4,979 million for 2024 decreased 9 percent compared to 2023. Acquisitions had a favorable impact of 3 percentage points on the change, while foreign currency movements had an immaterial impact. Revenue declined in both CSG and EISG. Revenue from CSG and EISG represented approximately 69 percent and 31 percent, respectively, of total revenue for 2024.
Net income was $850 million, $614 million, and $1,057 million in 2025, 2024, and 2023, respectively. Net income of $850 million for 2025 increased 38 percent compared to 2024, primarily driven by higher revenue and net gains on equity investments and derivative instruments and lower income tax provisions, partially offset by higher people-related costs, higher acquisition and integration costs, impact of tariffs, and loss from discontinued operations, net of income taxes. Net income of $614 million for 2024 decreased 42 percent compared to 2023, primarily driven by lower revenue and higher acquisition and integration costs, restructuring costs, and amortization of acquisition-related balances, partially offset by lower provision for income taxes, favorable gross margin impact from the ESI Group acquisition, and lower people-related costs.
Cash flows generated from operating activities were $1,409 million, $1,052 million, and $1,408 million in 2025, 2024, and 2023, respectively.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, high-speed data center networks and infrastructure, satellite networks, artificial intelligence (“AI”), industrial internet of things (“IoT”), defense modernization, and next generation electric vehicles and autonomous vehicles. We continue to engage actively with our customers and closely monitor the macroeconomic environment, including tariffs, trade restrictions and tightening of export control regulations, monetary and fiscal policies, and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates due to our global operating, investing, and financing activities. We hedge revenues, expenses, and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of these hedging activities are included in our consolidated balance sheet and consolidated statement of operations. We may experience some fluctuations within individual lines of the consolidated balance sheet and consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our cash flow hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations - Years ended October 31, 2025, 2024 and 2023
A summary of our results is as follows:

	Year Ended October 31,			2025 over 2024 % Change	2024 over 2023 % Change
	2025	2024	2023
	(in millions, except margin data)
Revenue	$5,375	$4,979	$5,464	8%	(9)%
Products	$4,063	$3,717	$4,336	9%	(14)%
Percentage of revenue	76%	75%	79%	1 ppt	(5) ppts
Services and other	$1,312	$1,262	$1,128	4%	12%
Percentage of revenue	24%	25%	21%	(1) ppt	5 ppts
Gross margin	62.1%	62.9%	64.6%	(1) ppt	(2) ppts
Products	60.5%	60.9%	64.2%	—	(3) ppts
Services and other	66.9%	68.8%	66.3%	(2) ppts	2 ppts
Research and development	$1,007	$919	$882	10%	4%
Percentage of revenue	19%	18%	16%	—	2 ppts
Selling, general and administrative	$1,474	$1,395	$1,307	6%	7%
Percentage of revenue	27%	28%	24%	(1) ppt	4 ppts
Other operating expense (income), net	$(20)	$(14)	$(15)	49%	(6)%
Income from operations	$876	$833	$1,358	5%	(39)%
Operating margin	16.3%	16.7%	24.8%	—	(8) ppts
Interest income	$102	$81	$102	26%	(20)%
Interest expense	$(96)	$(84)	$(78)	14%	9%
Other income (expense), net	$200	$35	$(25)	474%	—
Income from continuing operations before taxes	$1,082	$865	$1,357	25%	(36)%
Provision for income taxes	$213	$251	$300	(15)%	(17)%
Income from continuing operations, net of income taxes	$869	$614	$1,057	41%	(42)%
Loss from discontinued operations, net of income taxes	$(19)	$—	$—	—	—
Net income	$850	$614	$1,057	38%	(42)%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table provides the percent change in revenue for 2025 and 2024 by geographic region and the impact of foreign currency movements compared to the respective prior year.

	Year-over-Year Revenue Change
	2025 over 2024		2024 over 2023
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	7%	—	(7)%	—
Europe	2%	2 ppts	(2)%	1 ppt
Asia Pacific	11%	—	(14)%	(1) ppt
Total revenue	8%	—	(9)%	—

Gross Margin, Operating Margin, and Income Before Taxes
Gross margin decreased 1 percentage point in 2025 compared to 2024, primarily driven by the impact of tariffs and unfavorable mix, partially offset by favorable pricing, higher revenue volume, and lower restructuring costs. Gross margin decreased 2 percentage points in 2024 compared to 2023, primarily driven by lower revenue volume, higher amortization of acquisition-related balances, and higher restructuring costs, partially offset by lower material costs, favorable gross margin impact from the ESI Group acquisition, and lower variable people-related costs.
Excess and obsolete inventory charges were $43 million in 2025, $35 million in 2024, and $27 million in 2023.
R&D expense increased 10 percent in 2025 compared to 2024, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, higher variable people-related costs, and incremental costs from acquired businesses. We continued to prioritize investments prudently in strategic growth areas and advanced technologies. R&D expense increased 4 percent in 2024 compared to 2023, primarily driven by incremental costs from acquired businesses, partially offset by lower variable people-related costs.
Selling, general and administrative expenses increased 6 percent in 2025 compared to 2024, primarily driven by higher acquisition and integration costs, people-related costs, travel costs, and incremental costs from acquired businesses, partially offset by lower infrastructure costs and amortization of acquisition-related balances. Selling, general and administrative expenses increased 7 percent in 2024 compared to 2023, primarily driven by higher acquisition and integration costs, incremental costs from acquired businesses, and higher amortization of acquisition-related balances, partially offset by lower people-related, marketing, and infrastructure costs resulting from the flexibility of our operating model and cost efficiency measures.
Other operating expense (income) was income of $20 million, $14 million, and $15 million for 2025, 2024, and 2023, respectively, and primarily includes property rental income.
Operating margin was flat in 2025 compared to 2024, as declines in gross margin were offset by lower operating expenses as percentage of sales. Operating margin decreased 8 percentage points in 2024 compared to 2023, primarily driven by higher selling, general and administrative and R&D expenses on lower revenue coupled with declines in gross margin.
Interest income for 2025, 2024, and 2023 was $102 million, $81 million, and $102 million, respectively, and primarily related to interest earned on our cash balances. The increase in interest income in 2025 compared to 2024 was primarily driven by increase in year-over-year cash balances. The decline in interest income in 2024 compared to 2023 was primarily driven by decline in year-over-year cash balances. Interest expense for 2025, 2024, and 2023 was $96 million, $84 million, and $78 million, respectively, and primarily related to interest on our debt instruments. See Note 11, “Debt,” for additional information.
Other income (expense) was income of $200 million, $35 million, and expense of $25 million, for 2025, 2024, and 2023, respectively. The increase in net other income for 2025 compared to 2024 was primarily driven by net gains on equity investments, gains on derivative instruments and lower amortization of actuarial losses. The increase in net other income for 2024 compared to 2023 was primarily driven by gains on derivative instruments and higher net gains on equity investments, partially offset by an increase in pension costs due to higher interest cost on benefit obligations.
Our headcount was approximately 16,800 as of October 31, 2025, compared to approximately 15,500 as of October 31, 2024. The increase was primarily driven by acquisitions.
Income Taxes

	Year Ended October 31,
	2025	2024	2023
	(in millions, except percentages)
Provision for income taxes	$213	$251	$300
Effective tax rate	20%	29%	22%
The effective tax rate was 20 percent, 29 percent, and 22 percent for 2025, 2024, and 2023, respectively.
The tax rate in 2025 was lower than the U.S. statutory rate, primarily due to a lower effective tax rate on foreign earnings and the utilization of foreign tax credits, partially offset by U.S. taxes on Global Intangible Low Taxed Income (“GILTI”) inclusion, and the impact of Pillar Two minimum taxes.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended October 31, 2025. The majority of the tax law changes will take effect in future years.
The Organization for Economic Cooperation and Development (“OECD”) reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Various countries have passed legislation to comply with the Pillar Two model rules. A subset of these rules became effective for Keysight in the current fiscal year. While we expect to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where we expect Pillar Two taxes to apply. The income tax provision for the year ended October 31, 2025 includes the effects of Pillar Two taxes, resulting in a tax expense of $13 million.
The decrease in the effective tax rate of 9 percentage points from 2024 to 2025 was primarily due to the absence of the 2024 one-time income tax items in 2025, partially offset by the increase of taxes on the impact of Pillar Two minimum taxes.
The tax rate in 2024 was higher than the U.S. statutory rate primarily due to the impact of a one-time income tax charge to decrease deferred tax asset values from the Singapore statutory tax rate to an incentive tax rate, partially offset by a one-time income tax benefit related to the GILTI tax deductions for intangible asset amortization and the release of tax reserves related to Malaysia income tax assessment appeal. The tax rate in 2023 was higher than the U.S. statutory rate primarily due to the impact of U.S. tax capitalization of research and experimental expenditures, partially offset by the net impact from the proportion of worldwide earnings taxed at lower statutory tax rates in non-U.S. jurisdictions and the U.S. tax imposed on those non-U.S. jurisdictions. The increase in the effective tax rate of 7 percentage points from 2023 to 2024 was primarily due to the one-time income tax items in 2024.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive expires July 31, 2029 while the Malaysia tax incentive expired on October 31, 2025. We are in the process of renewing our Malaysia tax incentive.
The open tax years for the U.S. federal income tax return and most state income tax returns are from November 1, 2019 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from November 1, 2019 through the current tax year.
At this time, management does not believe that the outcome of any future or current examination will have a material impact on our consolidated financial statements. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. If that were to occur, it could have an impact on our effective tax rate in the period in which such examinations are resolved.
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds requires significant judgment by management. In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, we recognize potential liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We include interest and penalties related to unrecognized tax positions within the provision for income taxes in the consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet.
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
Segment Overview
Keysight has two reportable operating segments, CSG and EISG. The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense and other items.
A significant portion of the segments' expenses arise from allocated corporate charges, as well as expenses related to our centralized sales force, and service, marketing, and technology functions that are provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance services, information technology services, treasury, and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and corporate infrastructure.
Communications Solutions Group
CSG serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline (data center ecosystem), enterprise, and aerospace, defense, and government end markets. Our recent acquisition of Spirent adds wireless network test and assurance and positioning technology solutions to our portfolio, complementing our design, validation, and performance offerings to deliver end-to-end solutions to our customers.
Revenue

	Year Ended October 31,			2025 over 2024 % Change	2024 over 2023 % Change
	2025	2024	2023
	(in millions)
Total revenue	$3,726	$3,420	$3,685	9%	(7)%
Revenue for CSG in 2025 increased 9 percent compared to 2024. Acquisitions had a favorable impact of 1 percentage point on the year-over-year revenue change, while foreign currency movements had an immaterial impact. Revenue increased across all regions and in both the commercial communications and the aerospace, defense, and government end markets. The increase was primarily driven by higher investments in high-speed networks to support increasing demand for AI capabilities and increased investment in aerospace and defense solutions. Customers continued their R&D investments in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G Ethernet, development of new communications technologies (such as 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking and major defense and government programs worldwide. CSG revenue for 2024 decreased 7 percent compared to 2023. Acquisitions had a favorable impact of 1 percentage point on the year-over-year revenue change, while foreign currency movements had an immaterial impact. Revenue declined across all regions and in both the commercial communications and the aerospace, defense, and government end markets.
Revenue from the commercial communications market represented approximately 67 percent of total CSG revenue in 2025 and increased 10 percent compared to 2024. Revenue increased across all regions. The year-over-year increase was primarily driven by R&D investments in terabit solutions and expanding 400G/800G transceiver manufacturing capacity to meet rising demand for AI capabilities. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which drove demand for our 400G/800G Ethernet solutions, in both R&D and manufacturing. Revenue from the commercial communications market represented approximately 66 percent of total CSG revenue in 2024 and decreased 7 percent compared to 2023. Revenue declined across all regions.
Revenue from the aerospace, defense, and government market represented approximately 33 percent of total CSG revenue in 2025 and increased 8 percent compared to 2024. Revenue increased across all regions. The year-over-year increase was primarily driven by strong growth in space and satellite solutions and continued investments in radar and spectrum operations. Revenue from the aerospace, defense, and government market represented approximately 34 percent of total CSG revenue in 2024 and decreased 8 percent compared to 2023. Revenue declines in Asia Pacific and the Americas were partially offset by an increase in Europe.

Gross Margin and Operating Margin

	Year Ended October 31,			2025 over 2024 % Change	2024 over 2023 % Change
	2025	2024	2023
	(in millions, except margin data)
Gross margin	66.9%	67.6%	67.7%	(1) ppt	—
Research and development	$697	$618	$618	13%	—
Selling, general and administrative	$822	$784	$821	5%	(4)%
Other operating expense (income), net	$(14)	$(10)	$(11)	48%	(9)%
Income from operations	$986	$921	$1,068	7%	(14)%
Operating margin	26.5%	26.9%	29.0%	—	(2) ppts
Gross margin for CSG in 2025 decreased 1 percentage point compared to 2024, primarily driven by the impact of tariffs and unfavorable mix, partially offset by favorable pricing and higher revenue volume. Gross margin for CSG in 2024 was flat compared to 2023, as lower revenue volume was offset by lower material and variable people-related costs.
R&D expense in 2025 increased 13 percent compared to 2024, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, higher variable people related costs, and incremental costs from acquired businesses. R&D expense in 2024 was flat compared to 2023, as incremental costs of acquired businesses were offset by lower variable people-related costs. We continued to prioritize investments prudently in strategic growth areas and advanced technologies.
Selling, general and administrative expense in 2025 increased 5 percent compared to 2024, primarily driven by higher people-related and incremental costs from acquired businesses, partially offset by lower infrastructure costs. Selling, general and administrative expense in 2024 decreased 4 percent compared to 2023, primarily driven by lower people-related, marketing, and infrastructure costs resulting from the flexibility of our operating model and cost efficiency measures, partially offset by incremental costs of acquired businesses.
Other operating expense (income), net was income of $14 million in 2025, $10 million in 2024, and $11 million in 2023, and primarily includes property rental income.
Operating margin in 2025 was flat compared to 2024, as gross margin declines were offset by a decline in operating expense as a percentage of sales. Operating margin in 2024 decreased 2 percentage points compared to 2023, primarily driven by higher R&D and selling, general and administrative expenses on lower revenue.
Electronic Industrial Solutions Group
EISG serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, computer-aided engineering solutions, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of electronic equipment.
Revenue

	Year Ended October 31,			2025 over 2024 % Change	2024 over 2023 % Change
	2025	2024	2023
	(in millions)
Total revenue	$1,649	$1,559	$1,779	6%	(12)%
Revenue for EISG in 2025 increased 6 percent compared to 2024. Acquisitions and foreign currency movements had an immaterial impact on the year-over-year revenue change. Revenue increased across all regions.The increase in revenue reflects mixed demand across the electronic industrial markets with an increase in semiconductor measurements and general electronics measurement, partially offset by a decline in automotive and energy. Despite macroeconomic uncertainties, customer engagement remained high in key long-term strategic initiatives, including R&D for AI-driven demand for advanced semiconductor technologies, software-defined vehicles, industrial IoT, digital health, and fab capacity. Revenue for EISG in 2024 decreased 12 percent compared to 2023. Acquisitions had a favorable impact of 7 percentage points on the year-over-year revenue change, while foreign currency movements had an unfavorable impact of 1 percentage point.

Gross Margin and Operating Margin

	Year Ended October 31,			2025 over 2024 % Change	2024 over 2023 % Change
	2025	2024	2023
	(in millions, except margin data)
Gross margin	59.6%	59.9%	61.9%	—	(2) ppts
Research and development	$258	$253	$224	2%	13%
Selling, general and administrative	$325	$327	$300	(1)%	9%
Other operating expense (income), net	$(7)	$(4)	$(4)	67%	5%
Income from operations	$407	$357	$581	14%	(39)%
Operating margin	24.7%	22.9%	32.7%	2 ppts	(10) ppts
Gross margin for EISG in 2025 was flat compared to 2024, primarily as the impact of tariffs and unfavorable mix, was offset by favorable pricing. Gross margin for EISG in 2024 decreased 2 percentage points compared to 2023, primarily driven by lower revenue volume, partially offset by favorable gross margin impact from the ESI Group acquisition and lower variable people-related costs.
R&D expense in 2025 increased 2 percent compared to 2024, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people related costs. R&D expense in 2024 increased 13 percent compared to 2023, primarily driven by incremental costs from acquired businesses, partially offset by lower variable people-related costs.
Selling, general and administrative expense in 2025 decreased 1 percent compared to 2024, primarily driven by lower infrastructure costs, partially offset by higher people-related costs. Selling, general and administrative expense in 2024 increased 9 percent compared to 2023, primarily driven by incremental costs from acquired businesses, partially offset by lower people-related and infrastructure costs resulting from the flexibility of our operating model and cost efficiency measures
Other operating expense (income), net was income of $7 million in 2025 and $4 million in 2024 and 2023, and primarily included property rental income.
Operating margin in 2025 increased 2 percentage points compared to 2024, primarily driven by lower R&D expense and selling, general and administrative expense on higher revenue. Operating margin in 2024 decreased 10 percentage points compared to 2023, primarily driven by higher selling, general and administrative expense and R&D expense on lower revenue, coupled with gross margin declines.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$1,409	$1,052	$1,408
Net cash used in investing activities	$(1,727)	$(819)	$(288)
Net cash provided by (used in) financing activities	$385	$(913)	$(687)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items impact reported cash flows.

Net cash provided by operating activities increased $357 million in 2025 compared to 2024 and decreased $356 million in 2024 compared to 2023.
•    Net income in 2025 increased $236 million compared to 2024. Non-cash adjustments to net income were lower by $452 million, primarily due to a $384 million increase in deferred tax benefit resulting from a prior period one-time income tax charge (see Note 5, “Income Taxes,” for additional information), an $85 million increase in unrealized gains on investments in equity securities, and a $21 million gain on sale of investments, partially offset by a $25 million increase in share-based compensation, a $8 million increase in excess and obsolete inventory related charges, and a $6 million increase in amortization and depreciation expense.
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
•    The aggregate of accounts receivable, inventory, and accounts payable provided net cash of $25 million during 2025, compared to net cash provided of $48 million in 2024, and net cash used of $196 million in 2023. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory, and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•The aggregate of income tax receivables provided net cash of $105 million during 2025, compared to net cash used of $202 million in 2024 and $4 million in 2023. The difference between 2025 and 2024 cash flows was primarily driven by a prior year income tax benefit due to one-time discrete tax items (see Note 5, “Income Taxes,” for additional information), partially offset by current year income tax accruals.
The difference between 2024 and 2023 cash flow was due to higher tax receivables primarily due to the recognition of a discrete tax benefit of $165 million recorded as a current and long-term tax receivable in the consolidated balance sheet related to the U.S. intangible asset amortization deduction for purposes of determining income or loss under IRC § 951A(c) and the amendment of our U.S. federal income tax returns for the open tax years to claim the deduction. See Note 5, “Income Taxes,” for additional information.
•During the year ended October 31, 2023, we terminated forward-starting interest rate swap agreements resulting in proceeds of $107 million. See Note 9, “Derivatives,” for additional information.
•The aggregate other movements in assets and liabilities provided net cash of $172 million during 2025, compared to net cash used of $117 million in 2024 and net cash provided of $74 million in 2023. The difference between 2025 and 2024 cash flows was primarily due to changes in derivative assets and liabilities (see Note 9, “Derivatives,” for additional information), higher variable compensation, and payroll-related accruals, net of payments, higher income and other tax accruals, net of payments, and changes in deferred revenue, partially offset by changes in retirement and post-retirements benefits and other assets and liabilities, driven by acquisition-related payments.
The difference between 2024 and 2023 cash flows was primarily due to changes in derivative assets and liabilities (see Note 9, “Derivatives,” for additional information), changes in deferred revenue, and changes in other assets and liabilities, partially offset by higher income and other tax accruals, net of payments, lower variable compensation, and payroll-related payments, net of accruals.
Investing Activities
Net cash changes in investing activities primarily relates to investments in property, plant and equipment and acquisitions of businesses to support our growth.
Net cash used in investing activities increased by $908 million in 2025 compared to 2024 and increased by $531 million in 2024 compared to 2023. The increase in net cash used in investing activities in 2025 as compared to 2024 was primarily due to $1,341 million higher cash used for acquisition activities, partially offset by a $399 million proceeds from a divestiture and a $20 million decrease in cash used for purchases of property, plant and equipment, net of government incentives received.

In 2025, we used $2,022 million, net of cash acquired, for acquisitions, which included $1,415 million, net of $127 million cash acquired, for the acquisition of Spirent, $578 million used for the acquisition of Synopsys’ OSG, $26 million used for acquisition of Ansys’ PowerArtist RTL Business and $3 million used for other acquisition activity. Additionally, we used $127 million for purchases of property, plant and equipment, net of $1 million of government incentives, and $7 million for purchase of investments, partially offset by $399 million provided by the divestiture of Spirent’s high-speed ethernet, network security and channel emulation business lines to Viavi Solutions Inc. and $30 million provided by sale of investments.
In 2024, we used $681 million, net of cash acquired, for acquisitions, which included $477 million, net of $35 million cash acquired, for the acquisition of the controlling block of ESI Group shares. Additionally, we used $147 million for purchases of property, plant and equipment, net of $7 million of government incentives and $11 million for purchase of investments, partially offset by $11 million provided by sale of investments and $9 million provided by other investing activities.
In 2023, we used $288 million for investing activities, including $196 million for purchases of property, plant and equipment, net of $1 million of government incentives, $85 million, net of cash acquired, for acquisition activities, and $7 million for purchase of investments.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, treasury stock repurchases, and transactions with non-controlling interests in partially-owned consolidated subsidiaries.
Net cash provided by financing activities increased by $1,298 million in 2025 compared to 2024. Net cash used in financing activities increased by $226 million in 2024 compared to 2023. The increase in 2025 compared to 2024 was primarily due to $624 million used for repayment of 2024 Senior Notes in 2024, $458 million used for the acquisition of the non-controlling interest in ESI Group in 2024, $149 million higher proceeds from issuance of senior notes and $66 million lower treasury stock repurchases.
In 2025, we generated $385 million from financing activities, including $748 million of proceeds from the issuance of the 2030 Senior Notes and $63 million of proceeds from issuance of common stock under employee stock plans, partially offset by $377 million for treasury stock repurchases, including payment of $3 million for excise taxes levied on share repurchases, $39 million for tax payments related to net share settlement of equity awards, $8 million used for payment of debt issuance costs and $2 million used for other financing activities.
In 2024, we used $913 million for financing activities, including $600 million used for repayment of the 2024 Senior Notes, $458 million used for the acquisition of the non-controlling interest in ESI Group, $443 million used for treasury stock repurchases, including payment of $4 million for excise taxes levied on share repurchases, $31 million for tax payments related to net share settlement of equity awards, $24 million used for repayment of debt assumed as part of the ESI Group acquisition, $12 million used for payment of debt issuance costs, and $10 million used for other financing activities, partially offset by $599 million of proceeds from the issuance of the 2034 Senior Notes and $66 million of proceeds from issuance of common stock under employee stock plans.
In 2023, we used $687 million for financing activities, including $702 million for treasury stock repurchases and $49 million for tax payments related to net share settlement of equity awards, partially offset by $67 million of proceeds from issuance of common stock under employee stock plans.
Treasury stock repurchases
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. On November 24, 2025, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved March 2023 program, under which $110 million remained as of October 31, 2025. The stock repurchase program may be commenced, suspended, or discontinued at any time at the company’s discretion and does not have an expiration date. See “Issuer Purchases of Equity Securities” under Part II Item 5 for additional information.

Debt

	October 31,
	2025	2024
	(in millions)
Senior Notes (par value)	$2,550	$1,800
Revolving credit facility	$750	$750
Bridge Facility	£—	£1,232
Total Debt
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
The above senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We were in compliance with the covenants of our senior notes during the year ended October 31, 2025.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provided a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent, including a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of October 31, 2025 and 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility decreased to 1,232 million pounds sterling. On May 8, 2025, the Bridge Facility further decreased to 752 million pounds sterling and on September 25, 2025 the Bridge Facility was terminated. We incurred costs in connection with the Bridge Facility of $7 million that have been fully amortized to interest expense.
See Note 11, “Debt,” for additional information.
Cash and cash requirements
Cash

	October 31,
	2025	2024
	(in millions)
Cash, cash equivalents, and restricted cash	$1,890	$1,814
U.S.	$573	$626
Non-U.S.	$1,317	$1,188
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
Cash requirements
We have cash requirements to support working capital needs, capital expenditures, business acquisitions, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We generally intend to use available cash and funds generated from our operations to meet these cash requirements. In the event that additional liquidity is required, we may also borrow under the Revolving Credit Facility and/or issue new debt.
The following table summarizes our short and long-term cash requirements as of October 31, 2025:

	Total	Due within one year	Due later than one year
	(in millions)
Senior notes obligations	$2,550	$—	$2,550
Interest payments on senior notes	588	129	459
Operating lease commitments	274	60	214
Commitments to contract manufacturers and suppliers	487	482	5
Other purchase commitments	130	62	68
Other liabilities reflected on our consolidated balance sheet	2,243	1,399	844
Total	$6,272	$2,132	$4,140
Senior notes obligations and interest payments on senior notes. We have contractual obligations for principal and interest payments on our senior notes. See Note 11, “Debt,” for additional information.
Operating lease commitments. Commitments under operating leases primarily relates to leasehold properties. See Note 10, “Leases,” for additional information.
Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. See Note 14, “Commitments and Contingencies,” for additional information. As of October 31, 2025, we had non-cancellable purchase commitments that aggregated approximately $450 million, of which the majority is for less than one year.
Other purchase commitments. Other purchase commitments primarily relate to software as a service and other professional services contracts. As of October 31, 2025, our non-cancellable contractual obligations related to these contracts were approximately $111 million.

We also have long-term power purchase agreements to purchase power at predominantly variable prices. These agreements are expected to support our power consumption needs with more favorable pricing and reliability than our previous supply agreements. See Note 14, “Commitments and Contingencies,” for additional information.
Other liabilities. Other liabilities primarily include contract liabilities, net pension and post-retirement benefit obligations, employee compensation and benefits, net tax liabilities, standard warranties, and other accrued liabilities. The timing of cash flows associated with these obligations is based on management’s estimates over the terms of these arrangements and is largely based on historical experience.
Of the tax liabilities included in the above table, $20 million relates to a U.S. transition tax liability and $231 million for uncertain tax positions. The remaining U.S. transition tax liability, which Keysight originally elected to pay over 8 years, is payable over the next 3 years and relates to a one-time U.S. tax on those earnings that had not been previously repatriated to the U.S. With regard to the $231 million of long-term liabilities for uncertain tax positions, we are unable to accurately predict when these amounts will be realized or released. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. See Note 5, “Income Taxes,” for additional information.
In addition to the obligations noted above, as of October 31, 2025, we had $60 million of outstanding letters of credit, custom bonds, and surety bonds that were issued by various lenders.
For the next twelve months, we do not expect to contribute to our U.S. defined benefit plan and U.S. post-retirement benefit plan, and we expect to contribute $14 million to our non-U.S. defined benefit plans. The ultimate amounts we may contribute depend on, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors. See Note 12, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
Additionally, we expect capital expenditures to be approximately $160 million in 2026 compared to $127 million in 2025.
As of October 31, 2025, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2025. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, business combinations, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring, and accounting for income taxes.
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
Share-based compensation. We account for share-based awards in accordance with the provisions of the authoritative accounting guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Awards granted under the Long-Term Performance (“the LTP”) Program are based on a variety of targets, such as total shareholder return (“TSR”) or financial metrics such as operating margin. The awards based on TSR were valued using a Monte Carlo simulation model and those based on financial metrics were valued based on the market price of Keysight’s common stock on the date of grant. The compensation cost for financial metrics-based performance awards reflects the cost of awards that are probable to vest at the end of the performance period. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. For additional information on valuation assumptions, see Note 4, “Share-Based Compensation.” The estimated fair value of restricted stock awards is determined based on the market price of Keysight’s common stock on the date of grant. We did not grant any option awards in 2025, 2024, and 2023.
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
The discount rate is used to determine the present value of future benefit payments at the measurement date, which is October 31 for both U.S. and non-U.S. plans. The U.S. discount rates as of October 31, 2025 and 2024 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. discount rates as of October 31, 2025 and 2024 were determined using spot rates along the yield curve to calculate disaggregated discount rates. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. If we changed our discount rate by 1 percent, the impact would be $7 million on U.S. net periodic benefit cost and $8 million on non-U.S. net periodic benefit cost. Lower discount rates increase the present value of the liability and subsequent year pension expense; higher discount rates decrease the present value of the liability and subsequent year pension expense.
The company uses alternate methods of amortization, as allowed by the authoritative guidance, that amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. plans, gains and losses are amortized over the average future working lifetime. For most non-U.S. plans and U.S. post-retirement benefit plans, gains and losses are amortized using a separate layer for each year’s gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $9 million on U.S. net periodic benefit cost and $9 million on non-U.S. net periodic benefit cost.
Business combinations. Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition, which involves a number of assumptions, estimates, and judgments, which are inherently uncertain and subject to refinement. We determine the estimated fair values with the assistance of valuations performed by third party specialists, discounted cash flow analysis, and estimates made by management. Our ability to realize the future cash flows used in our fair value estimates may be affected by changes in our financial condition, financial performance, or business strategies. Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. These assumptions and estimates are used to value assets acquired and liabilities assumed, and to allocate goodwill to the reporting units of the business that are expected to benefit from the business combination. During the measurement period, which may be up to one year from the business acquisition date, we may recognize adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related balance and valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustment to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
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
During the fourth quarter of 2025, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value. There were no impairments of goodwill during the years ended October 31, 2025, 2024, and 2023.
Other intangible assets consist primarily of developed technologies, trademarks, customer relationships, non-compete agreements, and backlog and are amortized using the straight-line method over estimated useful lives ranging from 1 to 12 years. We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of amortizable intangible assets were recorded during the years ended October 31, 2025, 2024, and 2023.
We review indefinite-lived intangible assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are generally in-process research and development (“IPR&D”) intangible assets. No impairments of indefinite-lived intangible assets were recorded in 2025 and 2024. We had no IPR&D intangible assets as of October 31, 2023.
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
Our operations generate non-functional currency cash flows such as revenue, third-party vendor payments, and inter-company payments. In anticipation of these foreign currency cash flows and in view of the volatility of the currency market, we enter into foreign exchange contracts as described above to substantially mitigate our currency risk. In 2025, 2024, and 2023, approximately 72 percent, 71 percent, and 75 percent, respectively, of our revenues were generated in U.S. dollars.
The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, had an immaterial impact on our revenue in the year ended October 31, 2025. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each fiscal quarter of the current fiscal year to both the applicable current and prior year periods. We also performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2025 and 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, or cash flows.

Interest rate risk
A change in interest rates on long-term debt impacts the fair value of the company’s fixed-rate long-term debt but not the company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise.
As of October 31, 2025, a hypothetical 10 percent increase in interest rates would have decreased the fair value of the company’s fixed-rate debt by approximately $45 million. However, since the company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, nor do the investors in our fixed-rate debt obligations have the right to demand we pay off these obligations prior to maturity, the impact of market interest rate fluctuations on the company’s fixed-rate long-term debt does not affect the company’s results of operations or stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Keysight Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Keysight Technologies, Inc. and its subsidiaries (the "Company") as of October 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Spirent Communications plc (“Spirent”), Synopsys Inc.’s Optical Solutions Group (“OSG”) and Ansys, Inc.'s PowerArtist RTL business (“PowerArtist”) from its assessment of internal control over financial reporting as of October 31, 2025, because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Spirent, OSG and PowerArtist from our audit of internal control over financial reporting. Spirent is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2025. OSG and PowerArtist are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 1% of total assets, respectively and less than 1% and 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2025.

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
Acquisition of Spirent – Valuation of Developed Technology and Certain Customer Relationships
As described in Note 2 to the consolidated financial statements, on October 15, 2025, the Company completed the acquisition of the entire share capital of Spirent for $1,564 million. Of the acquired other intangible assets, $370 million was recorded related to developed technology and $145 million was recorded related to customer relationships. In addition, the Company recorded developed technology of $295 million as assets held for sale in connection with the divestiture of those assets that occurred on October 16, 2025. Developed technology was valued using the relief from royalty method and customer relationships were valued using the multi-period excess earnings method. Significant assumptions related to developed technology included royalty rate, obsolescence rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses. Significant assumptions related to customer relationships included customer attrition rate, developed technology royalty rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology and certain customer relationships acquired in the acquisition of Spirent is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology and certain customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the royalty rate and obsolescence rate for the developed technology classified as other intangible assets, (b) the obsolescence rate and discount rate for the developed technology classified as assets held for sale, and (c) the customer attrition rate and developed technology royalty rate for the customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and certain customer relationships acquired. These procedures also included, among others (i) reading the purchase and divestiture agreements; (ii) testing management’s process for developing the fair value estimate of the developed technology and certain customer relationships acquired; (iii) evaluating the appropriateness of the relief from royalty and multi-period excess earnings methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty and multi-period excess earnings methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) the royalty rate and obsolescence rate for the developed technology classified as other intangible assets, (b) the obsolescence rate and discount rate for the developed technology classified as assets held for sale, and (c) the customer attrition rate and developed technology royalty rate for the customer relationships. Evaluating management’s assumption related to the customer attrition rate for the customer relationships involved considering (i) the current and past performance of the Spirent business and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the (i) appropriateness of the relief from royalty and multi-period excess earnings methods and (ii) the reasonableness of (a) the royalty rate, obsolescence rate, and discount rate assumptions for the developed technology and (b) the customer attrition rate and developed technology royalty rate assumption for the customer relationships.
Acquisition of the OSG Business – Valuation of Developed Technology
As described in Note 2 to the consolidated financial statements, on October 17, 2025, the Company acquired the OSG business for $581 million. Of the acquired other intangible assets, $180 million was recorded related to developed technology. Developed technology was valued using the relief from royalty method. Significant assumptions related to developed technology included royalty rate, obsolescence rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology acquired in the acquisition of the OSG business is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the royalty rate and obsolescence rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology acquired; (iii) evaluating the appropriateness of the relief from royalty method used by management; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the royalty rate and obsolescence rate. Professionals with specialized skill and knowledge were used to assist in evaluating the (i) appropriateness of the relief from royalty method and (ii) the reasonableness of the royalty rate and obsolescence rate assumptions.
/s/ PricewaterhouseCoopers LLP
San Jose, California
December 17, 2025
We have served as the Company’s auditor since 2013.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Year Ended October 31,
	2025	2024	2023
Revenue:
Products	$4,063	$3,717	$4,336
Services and other	1,312	1,262	1,128
Total revenue	5,375	4,979	5,464
Costs and expenses:
Cost of products	1,603	1,452	1,552
Cost of services and other	435	394	380
Total costs	2,038	1,846	1,932
Research and development	1,007	919	882
Selling, general and administrative	1,474	1,395	1,307
Other operating expense (income), net	(20)	(14)	(15)
Total costs and expenses	4,499	4,146	4,106
Income from operations	876	833	1,358
Interest income	102	81	102
Interest expense	(96)	(84)	(78)
Other income (expense), net	200	35	(25)
Income from continuing operations before taxes	1,082	865	1,357
Provision for income tax	213	251	300
Net income from continuing operations, net of income taxes	869	614	1057
Net loss from discontinued operations, net of income taxes	(19)	—	—
Net income	$850	$614	$1,057

Basic net income (loss) per share:
Net income per share from continuing operations	$5.04	$3.53	$5.95
Net loss per share from discontinued operations	(0.11)	—	—
Net income per share	$4.93	$3.53	$5.95

Diluted net income (loss) per share:
Net income per share from continuing operations	$5.02	$3.51	$5.91
Net loss per share from discontinued operations	(0.11)	—	—
Net income per share	$4.91	$3.51	$5.91

Weighted average shares used in computing net income (loss) per share:
Basic	172	174	178
Diluted	173	175	179

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended October 31,
	2025	2024	2023
Net income	$850	$614	$1,057
Other comprehensive income (loss):
Gains (losses) on derivative instruments, net of tax benefit (expense) of $(1), $(2) and $4	5	7	(15)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $3, $4 and $1	(12)	(7)	(6)
Foreign currency translation, net of tax benefit (expense) of zero	70	31	18
Net defined benefit pension cost and post-retirement plan costs:
Change in net actuarial loss, net of tax benefit (expense) of $(7), $(14) and $10	53	73	(9)
Change in net prior service cost, net of tax benefit of zero, zero and zero	—	(2)	—
Other comprehensive income (loss)	116	102	(12)
Total comprehensive income	$966	$716	$1,045

The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)

	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,873	$1,796
Accounts receivable, net	939	857
Inventory	1,050	1,022
Other current assets	486	582
Total current assets	4,348	4,257
Property, plant and equipment, net	795	774
Operating lease right-of-use assets	236	234
Goodwill	3,424	2,388
Other intangible assets, net	1,304	607
Long-term investments	211	110
Long-term deferred tax assets	373	378
Other assets	610	521
Total assets	$11,301	$9,269
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$355	$313
Employee compensation and benefits	399	295
Deferred revenue	652	561
Income and other taxes payable	207	90
Operating lease liabilities	51	43
Other accrued liabilities	186	125
Total current liabilities	1,850	1,427
Long-term debt	2,534	1,790
Retirement and post-retirement benefits	75	81
Long-term deferred revenue	232	206
Long-term operating lease liabilities	193	197
Other long-term liabilities	536	463
Total liabilities	5,420	4,164
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 202 million and 201 million shares issued, respectively	2	2
Treasury stock, at cost; 30.8 million shares and 28.4 million shares, respectively	(3,799)	(3,422)
Additional paid-in-capital	2,851	2,664
Retained earnings	7,075	6,225
Accumulated other comprehensive loss	(248)	(364)
Total stockholders' equity	5,881	5,105
Total liabilities and equity	$11,301	$9,269
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended October 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$850	$614	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131	126	120
Amortization	145	144	92
Share-based compensation	162	137	135
Deferred tax expense (benefit)	(116)	268	(3)
Excess and obsolete inventory-related charges	43	35	27
Gain on sale of investments	(21)	—	—
Unrealized loss (gain) on investments in equity securities	(93)	(8)	(5)
Other non-cash expenses (income), net	6	7	4
Changes in assets and liabilities, net of effects of businesses acquired and divested:
Accounts receivable	23	71	14
Inventory	(24)	(49)	(148)
Accounts payable	26	26	(62)
Employee compensation and benefits	47	(36)	(43)
Deferred revenue	35	(12)	61
Income taxes payable	105	30	(40)
Interest rate swap agreement termination proceeds	—	—	107
Income taxes receivable	105	(202)	(4)
Other assets and liabilities	(15)	(99)	96
Net cash provided by operating activities	1,409	1,052	1,408
Cash flows from investing activities:
Investments in property, plant and equipment	(128)	(154)	(197)
Proceeds from government incentives	1	7	1
Acquisitions of businesses and intangible assets, net of cash acquired	(2,022)	(681)	(85)
Proceeds from divestiture	399	—	—
Proceeds from sale of investments	30	11	—
Other investing activities	(7)	(2)	(7)
Net cash used in investing activities	(1,727)	(819)	(288)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	63	66	67
Payment of taxes related to net share settlement of equity awards	(39)	(31)	(49)
Acquisition of non-controlling interests	—	(458)	—
Treasury stock repurchases, including excise tax payments	(377)	(443)	(702)
Proceeds from issuance of long-term debt	748	599	—
Repayment of debt	—	(624)	—
Debt issuance costs	(8)	(12)	—
Other financing activities	(2)	(10)	(3)
Net cash provided by (used in) financing activities	385	(913)	(687)
Effect of exchange rate movements	9	6	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	76	(674)	431
Cash, cash equivalents, and restricted cash at beginning of year	1,814	2,488	2,057
Cash, cash equivalents, and restricted cash at end of year	$1,890	$1,814	$2,488

Supplemental cash flow information:
Interest payments	$77	$75	$75
Income tax paid, net	$120	$146	$343
Investments in property, plant and equipment included in accounts payable	$21	$19	$30
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders' Equity
Balance as of October 31, 2022	198,569	$2	$2,333	(20,536)	$(2,274)	$4,554	$(454)	$—	$4,161
Net income	—	—	—	—	—	1,057	—	—	1,057
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12)	—	(12)
Issuance of common stock	1,202	—	67	—	—	—	—	—	67
Taxes related to net share settlement of equity awards	—	—	(49)	—	—	—	—	—	(49)
Share-based compensation	—	—	136	—	—	—	—	—	136
Repurchase of common stock	—	—	—	(4,913)	(706)	—	—	—	(706)
Balance as of October 31, 2023	199,771	2	2,487	(25,449)	(2,980)	5,611	(466)	—	4,654
Net income	—	—	—	—	—	614	—	4	618
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	102	—	102
ESI Group acquisition	—	—	—	—	—	—	—	458	458
Issuance of common stock	1,237	—	66	—	—	—	—	—	66
Taxes related to net share settlement of equity awards	—	—	(31)	—	—	—	—	—	(31)
Share-based compensation	—	—	138	—	—	—	—	—	138
Repurchase of common stock, including excise tax	—	—	—	(2,975)	(442)	—	—	—	(442)
Acquisition of non-controlling interests	—	—	4	—	—	—	—	(462)	(458)
Balance as of October 31, 2024	201,008	2	2,664	(28,424)	(3,422)	6,225	(364)	—	5,105
Net income	—	—	—	—	—	850	—	—	850
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	116	—	116
Issuance of common stock	1,072	—	63	—	—	—	—	—	63
Taxes related to net share settlement of equity awards	—	—	(39)	—	—	—	—	—	(39)
Share-based compensation	—	—	163	—	—	—	—	—	163
Repurchase of common stock, including excise tax	—	—	—	(2,389)	(377)	—	—	—	(377)
Balance as of October 31, 2025	202,080	$2	$2,851	(30,813)	$(3,799)	$7,075	$(248)	$—	$5,881
The accompanying notes are an integral part of these consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. (“we,” “us,” “Keysight” or the “company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics markets, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
Basis of Presentation. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“GAAP”). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.
Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive income, consolidated statement of cash flows, and consolidated statement of equity.
Principles of consolidation. The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All significant inter-company transactions have been eliminated. There was no non-controlling interest for the years ended October 31, 2025 and 2023. The consolidated financial statements for the year ended October 31, 2024 reflect the impact of non-controlling interests. Non-controlling interests did not have a significant impact on the consolidated results of operations; therefore, net income attributable to non-controlling interests for the year ended October 31, 2024 of $4 million is not presented separately and is included in “other income (expense), net” in the consolidated statements of operations.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 31, 2025. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, business combinations, valuation of goodwill and other intangible assets, warranty, loss contingencies, restructuring, and accounting for income taxes.
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
We also generate revenues from a combination of products and services (“custom solutions”), including combinations of hardware, software, software subscriptions, installation, professional services, and other support services to meet customers’ unique specifications.
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

Significant judgment is required to determine the SSP for each distinct performance obligation. Many of our contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services, and/or training. For contracts with multiple performance obligations, we allocate the total transaction value to each distinct performance obligation based on relative SSP. In doing so, we consider our internal price list for each product and service, which reflects our desired profitability, based on an expected level of sales, and adjust for factors such as competition, customer relationship, discount provided in the contract, geographic location, and the products and services purchased in the arrangement. We use a range based on actual historical sales to determine whether the calculated SSP for a product or service is a fair representation of the SSP.
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
Accounts receivable, net. Trade accounts receivable is recorded at the invoiced amount and does not bear interest. Such accounts receivable has been reduced by an allowance for credit losses, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for credit losses was approximately $12 million and $9 million, respectively, as of October 31, 2025 and 2024.
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
Loss contingencies. We accrue for probable losses from contingencies, including legal settlement costs, on an undiscounted basis when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. If a loss is reasonably possible but not probable, or if the amount cannot be reasonably estimated, we disclose the nature of the contingency and, where practicable, an estimate of the possible loss or range of loss.
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

We account for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate due to new information. We classify the liability for unrecognized tax benefits as current to the extent that the company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in “provision for income taxes.” Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, we are unable to estimate the range of possible changes to the balance of our unrecognized tax benefits. See Note 5, “Income Taxes,” for additional information.
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
Other intangible assets with indefinite-lives are generally in-process research and development (“IPR&D”) intangible assets. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We review IPR&D for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.
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
Advertising. Advertising costs are expensed as incurred and were $14 million in 2025, $18 million in 2024, and $24 million in 2023.
Research and development. Costs related to the research, design, and development of our products are charged to research and development (“R&D”) expense as they are incurred.
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

Grants received from new or existing arrangements in 2025, 2024, and 2023 were $2 million, $8 million, and $4 million, respectively, and are included as an offset to “research and development” in the consolidated statement of operations. Grant proceeds receivable as of October 31, 2025 and 2024 were $5 million and $6 million, respectively, and are included in “other current assets” in the consolidated balance sheet. Grant proceeds received prior to Keysight meeting the conditions of the grant are included in “other accrued liabilities” and “other long-term liabilities” in the consolidated balance sheet and were $6 million as of October 31, 2025 and $4 million as of October 31, 2024. Grant income included in “other operating income (expense), net” in the consolidated statement of operations was not material for fiscal 2025, 2024, and 2023.
Tax credits related to capital expenditures reduced property, plant and equipment by $1 million and $7 million in 2025 and 2024, respectively.
Investments. Investments with readily determinable fair values are reported at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments. Gains or losses resulting from changes in fair value are recognized currently in earnings. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. There were no impairments recognized in 2025, 2024, and 2023.
Fair value of financial instruments. The carrying values of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under a measurement alternative, the carrying value approximates estimated fair value. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies, are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See Note 8, “Fair Value Measurements,” for additional information.
Net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of share-based awards. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, and the dilutive effect of in-the-money options, non-vested RSUs, LTP program awards, and potential ESPP issuances. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. See Note 6, “Net Income Per Share,” for additional information.
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
Concentration of credit risk. Financial instruments that potentially subject us to concentration of credit risk principally includes cash and cash equivalents, short-term and long-term investments, derivative financial instruments, and accounts receivables. Cash and cash equivalents primarily consists of money market fund investments, time deposits, and demand deposit balances. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. We have a comprehensive credit policy in place and credit exposure is monitored on an ongoing basis.
Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount.

Credit risk is mitigated through collateral, such as letters of credit, bank guarantees, or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2025 or 2024.
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
Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements, and major renewals are capitalized; maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from our general ledger, and the resulting gain or loss is reflected in the consolidated statement of operations. We use the straight-line method to depreciate assets. Buildings and improvements are depreciated over the lesser of their useful lives, which is generally over five years to forty years, or the remaining term of the lease; and machinery and equipment is generally depreciated over three years to ten years. See Note 13, “Supplemental Financial Information,” for additional information.
Leases. We determine whether an arrangement is a lease at inception. Operating leases are included in “operating lease right-of-use (“ROU”) assets” and “operating lease liabilities” (current and non-current) on our consolidated balance sheet. Finance leases are included in “property, plant and equipment, net,” “other accrued liabilities,” and “other long-term liabilities” in our consolidated balance sheet. Our finance lease and lessor arrangements were immaterial in 2025, 2024, and 2023.
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
Employee compensation and benefits. Amounts owed to employees, such as accrued salary, bonuses, and vacation benefits are reported within “employee compensation and benefits” in the consolidated balance sheet. The total amount of accrued vacation benefit was $130 million and $114 million as of October 31, 2025 and 2024, respectively.
Foreign currency translation. We translate and remeasure balance sheet and statement of operations items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using monthly exchange rates that approximate average exchange rates. Resulting translation adjustments are reported as a separate component of “accumulated other comprehensive income (loss)” in stockholders' equity in our consolidated balance sheet.
For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates that approximate average exchange rates. Gains or losses from foreign currency re-measurement are included in “net income.” Net gains or losses resulting from foreign currency asset and liability remeasurement transactions are reported in “other income (expense), net” and were a $47 million gain in 2025, a $19 million gain in 2024, and a $49 million loss in 2023. See Note 9, “Derivatives” for additional information.
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
New Accounting Pronouncements
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires us to disclose significant segment expenses and other segment items used by the Chief Operating Decision Maker (“CODM”) on an annual and interim basis as well as provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, we are required to disclose the title and position of the CODM. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance during 2025 (see Note 16).
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

2.    ACQUISITIONS AND DIVESTITURES
2025 Acquisitions
Acquisition of Spirent Communications plc
On October 15, 2025, we completed the acquisition of the entire share capital of Spirent Communications plc (“Spirent”) for $1,564 million, using existing cash, which reflects cash consideration of 199 pence (pounds sterling) per Spirent share, and includes $14 million consideration for outstanding awards and unvested options under Spirent’s compensation plans. Total purchase consideration was determined as follows:

(in millions)
Cash consideration, net of cash acquired, outstanding awards, and currency impact	$1,415
Consideration for share-based awards	14
Cash and cash equivalents assumed upon acquisition	127
Currency impact	8
Total consideration	$1,564
For the year ended October 31, 2025, revenue and net loss attributable to Spirent from the acquisition date was $9 million and $40 million, respectively, including the loss on discontinued operations of $19 million.
The Spirent acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations performed by third-party specialists, discounted cash flow analysis, and estimates made by management. The acquisition of Spirent complements our position in communications test and expands our serviceable available market. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Spirent's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill of $653 million and $45 million was assigned to the Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”) reportable segments, respectively, reflecting the expected benefits and synergies that are likely to be realized from the Spirent acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, a deferred tax liability of $168 million was established primarily for the future amortization of these intangibles and is included in “other long-term liabilities” in the table below.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

October 15, 2025
(in millions)
Cash and cash equivalents	$127
Inventory	40
Accounts receivable	71
Assets held for sale	433
Other current assets	28
Property, plant and equipment	28
Operating lease right-of-use assets	11
Goodwill	698
Other intangible assets	528
Other assets	8
Total assets acquired	1,972
Accounts payable	(13)
Employee compensation and benefits	(40)
Deferred revenue	(44)
Operating lease liabilities	(3)
Liabilities held for sale	(34)
Other accrued liabilities	(70)
Long-term deferred revenue	(14)
Long-term operating lease liabilities	(9)
Other long-term liabilities	(181)
Net assets acquired	$1,564
Assets and liabilities held for sale primarily included Spirent’s high-speed ethernet, network security, and channel emulation business lines, which were sold to Viavi Solutions Inc. (“Viavi”) in connection with satisfying the regulatory conditions set out as part of the Spirent acquisition. Assets held for sale primarily comprises goodwill of $55 million, other intangible assets of $346 million, consisting primarily of developed technology of $295 million and customer relationships of $50 million, inventory of $26 million, and other assets of $6 million allocated to the divestiture on the relative fair value basis. Developed technology and customer relationships were valued using the relief from royalty and multi-period excess earnings valuation methods, respectively. Liabilities held for sale primarily represents deferred revenue and other accruals. See “Spirent-related divestiture” below for further details.

The fair values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values of acquired inventory, property, plant and equipment, and intangible assets were determined with the input from third-party valuation specialists. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to income taxes, intangible assets, inventory, and property, plant and equipment. We expect to finalize this allocation in the second quarter of fiscal year 2026. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the Spirent acquisition were as follows:

	Estimated Fair Value	Estimated useful life	Valuation Method
	(in millions)	(in years)
Developed technology	$370	6	Relief from royalty
Customer relationships	145	8	Multi-period excess earnings
Backlog	9	1	Multi-period excess earnings
Trademark/Tradename	4	1	Relief from royalty
Total intangible assets	$528
As noted above, the intangible assets were valued using various income approach methods and significant assumptions. Significant assumptions related to developed technology included royalty rate, obsolescence rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses. Significant assumptions related to customer relationships included customer attrition rate, developed technology royalty rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses. Similar significant assumptions were used to value developed technology and customer relationships included in assets held for sale for the Spirent-related divestiture.
Acquisition and integration costs directly related to the Spirent acquisition are included in selling, general and administrative and other income (expense), net and were $42 million for the year ended October 31, 2025. For the year ended October 31, 2025, we incurred $7 million of acquisition-related compensation expense to redeem certain of Spirent's outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.
Spirent-related divestiture
On October 16, 2025, we sold Spirent’s high-speed ethernet, network security, and channel emulation business lines for $399 million to Viavi, resulting in an immaterial pre-tax loss. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
The following table summarizes the selected financial information of discontinued operations:

Year ended
October 31, 2025
(in millions)
Net loss from discontinued operations before income taxes	$(6)
Provision for income taxes (see Note 5, “Income Taxes”)	(13)
Net loss from discontinued operations, net of income taxes	$(19)
Net loss from discontinued operations before income taxes includes $5 million of acquisition-related compensation to redeem certain outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.

Acquisition of Synopsys’ Optical Solutions Group
On October 17, 2025, we acquired the Optical Solutions Group business (“OSG”) from Synopsys, Inc. for $581 million, using existing cash, including $3 million consideration for outstanding awards and unvested options under Synopsys’ compensation plans. For the year ended October 31, 2025, the OSG acquisition had an immaterial impact on our revenue and net earnings.
The OSG acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations performed by third-party specialists, discounted cash flow analysis, and estimates made by management. The acquisition of OSG expands our design engineering software portfolio and computer-aided engineering capabilities, enabling customers to take innovative designs to market faster. These factors, among others, contributed to a purchase price in excess of the estimated fair value of OSG's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
Goodwill of $67 million and $231 million was assigned to the CSG and EISG reportable segments, respectively, reflecting the expected benefits and synergies that are likely to be realized from the OSG acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

October 17, 2025
(in millions)
Accounts receivable	$15
Other current assets	1
Property, plant and equipment	1
Operating lease right-of-use assets	2
Goodwill	298
Other intangible assets	275
Total assets acquired	592
Deferred revenue	(8)
Operating lease liabilities	(1)
Long-term deferred revenue	(1)
Long-term operating lease liabilities	(1)
Net assets acquired	$581

The fair values of accounts receivable, other current assets, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values of intangible assets were determined with the input from third-party valuation specialists. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to intangible assets. We expect to finalize this allocation in the second quarter of fiscal year 2026. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the OSG acquisition were as follows:

	Estimated Fair Value	Estimated useful life	Valuation Method
	(in millions)	(in years)
Developed technology	$180	6	Relief from royalty
Customer relationships	86	8	Multi-period excess earnings
Backlog	3	2	Multi-period excess earnings
Trademark/Tradename	1	1	Relief from royalty
Total amortizable intangible assets	270
In-process research and development	5		Relief from royalty
Total intangible assets	$275
As noted above, the intangible assets were valued using various income approach methods and significant assumptions. Significant assumptions related to developed technology included royalty rate, obsolescence rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses. Significant assumptions related to customer relationships included customer attrition rate, developed technology royalty rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses. The in-process research and development was valued by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. A discount rate of 11% was used to value the research and development projects to reflect the additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all OSG in-process research and development were estimated at approximately $2 million as of the close date.
Acquisition and integration costs directly related to the OSG acquisition are included in selling, general and administrative expenses and were $18 million for the year ended October 31, 2025. For the year ended October 31, 2025, we incurred $1 million of acquisition-related compensation expense to redeem certain of Synopsys’ outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.

Acquisition of Ansys’ PowerArtist
On October 17, 2025, we acquired PowerArtist business from Ansys, Inc. for $26 million, expanding our design engineering software portfolio and computer-aided engineering capabilities, enabling customers to take innovative designs to market faster. We recognized goodwill and other intangible assets of $2 million and $17 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill was assigned to the CSG and EISG reportable segments, reflecting the expected benefits and synergies that are likely to be realized from the acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
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
The ESI Group acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations performed by third-party specialists, discounted cash flow analysis, and estimates made by management. The acquisition of ESI Group expands our application layer portfolio with simulation capabilities that are critical to accelerate innovation in multiple end markets. These factors, among others, contributed to a purchase price in excess of the estimated fair value of ESI Group's net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
Goodwill was assigned to the CSG and EISG reportable segments, based on the expected benefits and synergies that are likely to be realized from the ESI Group acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
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
The fair values of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values of intangible assets were determined with the input from third-party valuation specialists. The fair values of property, plant and equipment and certain other liabilities were determined internally using historical carrying values and estimates made by management.
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the ESI Group acquisition were as follows:

	Estimated Fair Value	Estimated useful life	Valuation Method
	(in millions)	(in years)
Developed technology	$270	6	Multi-period excess earnings
Customer relationships	160	6	With and without
Backlog	15	3	Multi-period excess earnings
Trademark/Tradename	2	2	Relief from royalty
Total amortizable intangible assets	447
In-process research and development	47		Multi-period excess earnings
Total intangible assets	$494
As noted above, the intangible assets were valued using different income approach methods. The significant assumptions used to estimate the fair value of the acquired intangible assets included revenue growth rates, earnings before interest and taxes, customer attrition rate, discount rate, obsolescence rate, and total operating expenses. The in-process research and development was valued by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. A discount rate of 12% was used to value the research and development projects to reflect the additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all ESI Group in-process research and development were estimated at approximately $7 million as of the close date.

Acquisition and integration costs directly related to the ESI Group acquisition are included in research and development, selling, general and administrative, other operating expense (income), net and other income (expense), net and were $39 million for the year ended October 31, 2024. For the year ended October 31, 2024, we incurred $10 million of acquisition-related compensation expense to redeem certain of ESI Group's outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.
Acquisition of Riscure Holding B.V.
On February 21, 2024, we acquired all the outstanding share capital of Riscure Holding B.V. (“Riscure”) for $78 million, net of cash acquired, expanding our automated security assessment capabilities and solutions for semiconductors, embedded systems, and connected devices. We recognized goodwill and other intangible assets of $52 million and $35 million, respectively, based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. Goodwill was assigned to the CSG reportable segment, based on the expected benefits and synergies that are likely to be realized from the Riscure acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
Acquisition of AnaPico AG
On June 12, 2024, we acquired all the outstanding share capital of AnaPico AG (“AnaPico”) for $117 million, net of cash acquired, accelerating our strategy to expand our customer base in commercial communications, automotive, aerospace, defense, and government markets. We recognized goodwill and other intangible assets of $60 million and $53 million, respectively, based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. The identified intangible assets primarily consist of developed technology of $28 million, customer relationships of $12 million, backlog of $1 million, and in-process research and development of $12 million. The estimated useful lives of developed technology is 9 years, customer relationships is 9 years, and backlog is 1 year. Goodwill was assigned to the CSG and EISG reportable segments, based on the expected benefits and synergies that are likely to be realized from the AnaPico acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
Supplemental Pro Forma Information (Unaudited)
The following represents pro forma operating results as if Spirent and OSG had been consolidated effective at the beginning of fiscal 2024, and ESI Group had been consolidated effective at the beginning of fiscal 2023:

	Year Ended October 31,
	2025	2024
	(in millions, except per-share amounts)
Net revenue	$5,726	$5,332
Net income	$901	$436
Net income per share - Basic	$5.23	$2.50
Net income per share - Diluted	$5.20	$2.49
The unaudited pro forma financial information for the fiscal years 2025 and 2024 combines the historical results of Keysight, Spirent, OSG, and ESI Group, assuming Spirent and OSG were combined as of November 1, 2023, and ESI Group was combined as of November 1, 2022. The pro forma information includes business combination accounting effects from the acquisition including amortization and depreciation charges from acquired intangible assets and property, plant and equipment, stock-based compensation expense, acquisition-related transaction costs, and tax-related effects. Gains resulting from our foreign exchange contracts to hedge the Spirent acquisition price of $51 million and $23 million were included in 2025 and 2024, respectively. Losses resulting from our foreign exchange contracts to hedge the ESI Group acquisition price of $18 million was included in 2024. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2024.
Pro forma results of operations for other acquisitions in 2025 and 2024 have not been presented because the effects of the acquisitions were not material to the company’s financial results.

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

	Year Ended October 31,
	2025			2024			2023
	CSG	EISG	Total	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,799	$408	$2,207	$1,657	$398	$2,055	$1,798	$407	$2,205
Europe	537	419	956	518	416	934	536	420	956
Asia Pacific	1,390	822	2,212	1,245	745	1,990	1,351	952	2,303
Total revenue	$3,726	$1,649	$5,375	$3,420	$1,559	$4,979	$3,685	$1,779	$5,464

End Market
Aerospace, Defense & Government	$1,238	$—	$1,238	$1,149	$—	$1,149	$1,250	$—	$1,250
Commercial Communications	2,488	—	2,488	2,271	—	2,271	2,435	—	2,435
Electronic Industrial	—	1,649	1,649	—	1,559	1,559	—	1,779	1,779
Total revenue	$3,726	$1,649	$5,375	$3,420	$1,559	$4,979	$3,685	$1,779	$5,464

Timing of Revenue Recognition
Revenue recognized at a point in time	$2,966	$1,371	$4,337	$2,683	$1,273	$3,956	$3,012	$1,515	$4,527
Revenue recognized over time	760	278	1,038	737	286	1,023	673	264	937
Total revenue	$3,726	$1,649	$5,375	$3,420	$1,559	$4,979	$3,685	$1,779	$5,464
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
Contract Balances
Contract assets
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred but we have not yet invoiced. The contract assets balances were $125 million and $88 million as of October 31, 2025 and October 31, 2024, respectively, and are included in “accounts receivables, net” and “other assets” in our consolidated balance sheet.

Contract costs
We capitalize direct and incremental costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract costs were $44 million and $35 million as of October 31, 2025 and October 31, 2024, respectively, and are included in “other current assets” and “other assets” in the consolidated balance sheet. The amortization expense associated with these capitalized costs was $63 million, $57 million, and $62 million for the years ended October 31, 2025, 2024, and 2023, respectively.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Year Ended
October 31, 2025
(in millions)
Beginning balance	$767
Deferral of revenue billed in current period, net of recognition	549
Deferred revenue arising out of acquisitions	73
Revenue recognized that was deferred as of the beginning of the period	(513)
Foreign currency translation impact	8
Ending balance	$884
For the fiscal years 2025, 2024, and 2023, the revenue recognized from the contract liability balances as of October 31, 2024, 2023, and 2022 was $513 million, $541 million, and $490 million, respectively.
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $629 million as of October 31, 2025, and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of October 31, 2025, we expect to fulfill 51 percent of these remaining performance obligations in 2026, 35 percent in 2027 and 14 percent thereafter.
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
Description of Keysight’s Share-Based Plans
The 2014 Equity and Incentive Compensation Plan (“2014 Stock Plan”) was adopted on July 16, 2014 and became effective on November 1, 2014. It has been subsequently amended and restated multiple times by our board of directors with the most recent amendments taking effect on March 21, 2024, following stockholders approval. The maximum number of shares of common stock that may be issued under the plan is 28 million. The plan provides for the grants of awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance-based shares and units, and cash awards. As of October 31, 2025, approximately 8 million shares were available for future awards.
RSUs under our share-based plans are granted to directors, executives, and employees. The estimated fair value of the RSUs granted under the 2014 Stock Plan is determined based on the market price of Keysight common stock on the date of grant. RSUs generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant.
Performance share awards under the LTP Program, administered through the 2014 Stock Plan, are granted to the company's executive officers and key employees. Participants in this program are entitled to receive unrestricted company shares after a three-year performance period, contingent upon the achievement of metrics and targets set by the Compensation and Human Capital Committee at the beginning of the performance period. These metrics may include total shareholder return (“TSR”), financial metrics like operating margin (“OM”), cost synergies, and others. For TSR-based awards the peer group comparisons are set at the beginning of the performance period, while OM targets are set each year in the first quarter of the respective year. The final payout under the LTP Program may range from zero to 200 percent of the target award based on actual performance.
The ESPP was adopted on July 16, 2014 and became effective on November 1, 2014. It was amended and restated effective March 21, 2024. The maximum number of shares of common stock that may be issued under the plan is 25 million. The ESPP allows eligible employees to contribute up to 10 percent of their base compensation to purchase shares of Keysight common stock at 85 percent of the closing market price at the purchase date.
Under our ESPP, employees purchased 497,913 shares for $62 million in 2025, 562,455 shares for $64 million in 2024, and 477,760 shares for $64 million in 2023. As of October 31, 2025, common stock authorized and available for issuance under our ESPP was 17,322,109 shares, which includes shares issued in November 2025 to participants in consideration of the aggregate contribution of $32 million as of October 31, 2025.
Impact of Share-based Compensation Awards
Share-based compensation expense has been recognized using a straight-line amortization method over the requisite service period. The impact of share-based compensation expense on our consolidated statement of operations was as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Cost of products and services	$40	$27	$25
Research and development	44	38	38
Selling, general and administrative	92	80	73
Total share-based compensation expense	$176	$145	$136
Income tax benefit realized from exercised stock options and similar awards	$2	$3	$6
For 2025 and 2024, total share-based compensation expense includes $8 million and $10 million, respectively, of acquisition-related compensation to redeem certain outstanding unvested stock awards as of the date of the acquisition that were determined to relate to post-merger service periods.

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
The following assumptions were used to estimate the fair value of TSR-based performance awards.

	Year Ended October 31,
	2025	2024	2023
Volatility of Keysight shares	32%	29%	35%
Volatility of peer group	31%	18%	25%
Price-wise correlation with peer group	31%	69%	75%
The above assumptions reflect the impact of a change in the peer group comparison for the performance awards granted in fiscal year 2025 from the S&P 500 index to the individual constituents of the S&P 500 index.
Share-based Payment Award Activity
Non-vested Awards
The following table summarizes non-vested award activity in 2025 for our LTP Program and restricted stock unit awards:

	Shares	Weighted average grant date fair value per share
	(in thousands)
Non-vested at October 31, 2024	2,123	$157
Granted	1,146	174
Vested	(804)	157
Forfeited	(43)	159
LTP Program incremental	(60)	265
Non-vested at October 31, 2025	2,362	$163
As of October 31, 2025, the unrecognized share-based compensation cost for non-vested stock awards was approximately $163 million, which is expected to be amortized over a weighted average period of 2.2 years. This includes $20 million of unrecognized compensation cost related to replacement awards that were granted to certain employees from the Spirent and OSG acquisitions to convert their unvested equity awards based on an exchange ratio as defined in the purchase agreement. Unrecognized share-based compensation cost does not include expense for financial metrics-based performance awards for which the targets have not yet been set. The total fair value of stock awards that vested in 2025, 2024, and 2023 was $132 million, $114 million, and $154 million, respectively. See Note 5, “Income Taxes,” for the tax impact on share-based award exercises and vesting.
5.    INCOME TAXES
The domestic and foreign components of income before taxes are:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
U.S. operations	$255	$170	$237
Non-U.S. operations	827	695	1,120
Total income before taxes	$1,082	$865	$1,357

The provision for income taxes consisted of:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
U.S. federal taxes:
Current	$97	$(52)	$185
Deferred	(17)	(47)	(54)
Non-U.S. taxes:
Current	147	31	105
Deferred	(29)	323	54
State taxes, net of federal benefit:
Current	18	4	13
Deferred	(3)	(8)	(3)
Total provision for income taxes	$213	$251	$300
In addition, included in net loss from discontinued operations is income tax expense of $13 million for 2025 related to the divestiture of Spirent’s high-speed ethernet, network security, and channel emulation business lines to Viavi. See Note 2, “Acquisitions,” for additional information.

The following table presents the components of the deferred tax assets and liabilities:

	October 31,
	2025	2024
	(in millions)
Deferred Tax Assets
Inventory	$29	$27
Intangibles	87	127
Property, plant and equipment	32	29
Warranty reserves	7	8
Pension benefits	22	26
Employee benefits, other than retirement	39	29
Net operating loss, capital loss, and credit carryforwards	606	307
Share-based compensation	30	22
Deferred revenue	56	48
Lease obligations	55	54
Hedging and currency costs	1	1
R&D capitalization	130	91
Others	19	16
Total deferred tax assets	1,113	785
Tax valuation allowance	(497)	(218)
Total deferred tax assets less valuation allowance	$616	$567
Deferred Tax Liabilities
Inventory	$(5)	$(3)
Intangibles	(236)	(148)
Property, plant and equipment	(20)	(18)
Pension benefits	(91)	(82)
Employee benefits, other than retirement	—	(1)
Unremitted earnings of foreign subsidiaries	(19)	(18)
Deferred revenue	(1)	(1)
ROU lease assets	(52)	(52)
Hedging and currency costs	(21)	(23)
Others	(14)	(7)
Total deferred tax liabilities	(459)	(353)
Total deferred tax assets, net of deferred tax liabilities	$157	$214
The increase in deferred tax assets in 2025 as compared to 2024 primarily relates to additional U.K. capital losses from the Spirent acquisition and the capitalization of research and experimental expenditures for the U.S. tax filing group, partially offset by a decrease in deferred tax assets due to the amortization of intangibles in Singapore. The increase in deferred tax liabilities in 2025 as compared to 2024 primarily relates to intangible assets from the Spirent acquisition recognized in purchase accounting which are not deductible for tax purposes when amortized.
In October 2025, we completed the acquisition of Spirent. As part of purchase accounting, we recorded net deferred tax liabilities of $168 million. This consists of $286 million of valuation allowance and $168 million of deferred tax liabilities primarily related to intangibles recorded in the Spirent purchase accounting, offset by net operating loss, capital loss, and credit carryforwards of $286 million.
As of October 31, 2025, there was a deferred tax liability of $19 million for the tax liability expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered indefinitely reinvested. As of October 31, 2025, the cumulative amount of undistributed earnings considered indefinitely reinvested was $105 million. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to indefinitely reinvest those earnings in the company’s foreign operations. The amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $4 million.

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis.
The $497 million valuation allowances as of October 31, 2025 were mainly related to net operating losses in Luxembourg, capital losses, and net operating losses in the U.K., as well as California research credits from acquired entities that are subject to change in ownership limitations.
As of October 31, 2025, there were U.S. federal net operating loss carryforwards of $16 million and U.S. state net operating loss carryforwards, primarily from acquired entities, of $57 million. The U.S. federal net operating losses will expire in years beginning 2027 through 2029 if not utilized. Of the total U.S. state net operating loss carryforwards, $48 million was subject to change of ownership limitations under various state tax provisions and subject to valuation allowance. The U.S. state net operating loss carryforwards will begin to expire in 2027, which will result in an immaterial tax impact if not utilized. As of October 31, 2025, there were U.S. federal foreign tax credit carryforwards of $7 million. The U.S. federal foreign tax credits will begin to expire in 2031. Due to certain limitations, $2 million of U.S. federal foreign tax credits were subject to valuation allowance. There were U.S. state research credit carryforwards of approximately $38 million. Of the total U.S. state research credit carryforwards, $21 million are California research credits that can be carried forward indefinitely, but due to change of ownership limitations, the California research credits were subject to valuation allowance.
As of October 31, 2025, there were foreign net operating loss carryforwards of $925 million. Of the total foreign loss, $1 million will expire in 2026. The remaining loss consisted of $683 million that will expire in years beginning 2028 through 2044 if not utilized and $241 million that can be carried forward indefinitely. Of the $925 million of foreign net operating loss carryforward, $690 million is subject to a valuation allowance. As of October 31, 2025, there were foreign capital loss carryforwards of $1,195 million that can be carried forward indefinitely and $4 million of tax credits in foreign jurisdictions that can be carried forward indefinitely. The foreign capital loss carryforwards were subject to valuation allowance as we do not expect to generate income of the type required to utilize these losses. As of October 31, 2025, there were $130 million of interest deduction carryforwards that can be carried forward indefinitely.
The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Profit before tax times statutory rate	$227	$182	$285
State income taxes, net of federal benefit	14	(3)	8
U.S. research credits	(20)	(21)	(22)
U.S. officers’ compensation limitation	7	5	6
Share-based compensation	12	7	2
Current U.S. tax on foreign earnings	57	43	139
U.S. benefit on foreign sales	(17)	(14)	(17)
Foreign earnings taxed at different rates	(90)	(73)	(113)
Singapore incentive deferred tax rate impact	—	315	—
Deferred taxes on foreign earnings not considered indefinitely reinvested	—	—	6
Reduction in tax reserves due to Malaysia refund	—	(61)	—
Prior year change in potential U.S. benefit from non-U.S. tax reserves	(19)	35	—
Change in unrecognized tax benefits	27	12	3
U.S. prior year return adjustment	(4)	(15)	6
U.S. prior year GILTI tax deduction refund claim	—	(165)	—
Pillar Two	13	—	—
Other, net	6	4	(3)
Provision for income taxes	$213	$251	$300
Effective tax rate	20%	29%	22%
The effective tax rate was 20 percent, 29 percent, and 22 percent for 2025, 2024, and 2023, respectively.
The tax rate in 2025 was lower than the U.S. statutory rate, primarily due to a lower effective tax rate on foreign earnings and the utilization of foreign tax credits, offset by U.S. taxes on GILTI inclusion, and the impact of Pillar Two minimum taxes.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended October 31, 2025. The majority of the tax law changes will take effect in future years.
The OECD reached agreement among certain member countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which established a minimum 15 percent income tax rate. Various countries have passed legislation to comply with the Pillar Two model rules. A subset of these rules became effective for Keysight in the current fiscal year. While we expect to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where we expect Pillar Two taxes to apply. The income tax provision for the year ended October 31, 2025 includes the effects of Pillar Two taxes, resulting in tax expense of $13 million.
The decrease in the effective tax rate of 9 percentage points from 2024 to 2025 was primarily due to the absence of the 2024 one-time income tax items in 2025, partially offset by the increase of taxes on the impact of Pillar Two minimum taxes.
The tax rate in 2024 was higher than the U.S. statutory rate primarily due to the impact of a one-time income tax charge to decrease deferred tax asset values from the Singapore statutory tax rate to an incentive tax rate, partially offset by a one-time income tax benefit related to the GILTI tax deductions for intangible asset amortization and the release of tax reserves related to Malaysia income tax assessment appeal. The tax rate in 2023 was higher than the U.S. statutory rate primarily due to the impact of U.S. tax capitalization of research and experimental expenditures, partially offset by the net impact from the proportion of worldwide earnings taxed at lower statutory tax rates in non-U.S. jurisdictions and the U.S. tax imposed on those non-U.S. jurisdictions. The increase in the effective tax rate of 7 percentage points from 2023 to 2024 was primarily due to the one-time income tax items in 2024.
Keysight benefits from tax incentives in several jurisdictions, most significantly in Singapore and Malaysia. The tax incentives provide lower rates of taxation on certain classes of income and require thresholds of investments and employment in those jurisdictions. The Singapore tax incentive expires July 31, 2029 while the Malaysia tax incentive expired on October 31, 2025. We are in the process of renewing our Malaysia tax incentive.
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
The aggregate changes in the balances of our unrecognized tax benefits including all federal, state, and foreign tax jurisdictions are as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Gross balance, beginning of year	$222	$266	$234
Additions due to acquisition	—	2	—
Additions for tax positions related to the current year	23	24	37
Additions for tax positions from prior years	2	—	1
Reductions for tax positions from prior years	—	(22)	—
Settlements with taxing authorities	—	(45)	—
Statute of limitations expirations	(6)	(3)	(5)
Impact from currency fluctuations	—	—	(1)
Gross balance, end of year	$241	$222	$266
As of October 31, 2025, the total amount of gross unrecognized tax benefits, excluding interest and penalties, was $241 million. Of this amount, $150 million would impact our effective tax rate.
Cumulatively, interest and penalties accrued as of 2025, 2024, and 2023 were $49 million, $38 million, and $41 million, respectively. We recognized a tax benefit for interest and penalties, related to unrecognized tax benefits in 2025 of $11 million, which included a tax benefit of $2 million for penalties released due to statute lapses, offset by tax expense of $13 million for interest and penalties accrued in the current year. We recognized tax benefit of $6 million and tax expense of $5 million for interest and penalties related to unrecognized tax benefits in 2024 and 2023, respectively.
The open tax years for the U.S. federal income tax return and most state income tax returns are from fiscal year ending October 31, 2020 through the current tax year. For the majority of our non-U.S. entities, the open tax years are from fiscal year ending October 31, 2020 through the current tax year.
At this time, management does not believe that the outcome of any future or current examination will have a material impact on our consolidated financial statements. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations. If that were to occur, it could have an impact on our effective tax rate in the period in which such examinations are resolved.
6.    NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended October 31,
	2025	2024	2023
	(in millions, except per-share amounts)
Net income from continuing operations, net of income taxes	$869	$614	$1,057
Net loss from discontinued operations, net of income taxes	(19)	—	—
Net income	$850	$614	$1,057

Basic weighted-average shares	172	174	178
Potential common shares	1	1	1
Diluted weighted-average shares	173	175	179

Basic net income (loss) per share:
Net income per share from continuing operations	$5.04	$3.53	$5.95
Net loss per share from discontinued operations	(0.11)	—	—
Net income per share	$4.93	$3.53	$5.95

Diluted net income (loss) per share:
Net income per share from continuing operations	$5.02	$3.51	$5.91
Net loss per share from discontinued operations	(0.11)	—	—
Net income per share	$4.91	$3.51	$5.91
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The number of shares excluded was not material for 2025, 2024, and 2023.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of October 31, 2025, 2024, and 2023 and the movements in 2025 and 2024 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2023	$1,057	$583	$1,640
Foreign currency translation impact	2	8	10
Goodwill arising from acquisitions	181	557	738
Goodwill at October 31, 2024	1,240	1,148	2,388
Foreign currency translation impact	3	32	35
Goodwill arising from acquisitions	724	277	1,001
Goodwill at October 31, 2025	$1,967	$1,457	$3,424
There were no impairments of goodwill during the years ended October 31, 2025, 2024, and 2023. As of October 31, 2025, 2024, and 2023, accumulated impairment losses on goodwill were $709 million as recorded within the CSG reportable segment.
Other intangible assets as of October 31, 2025 and 2024 consisted of the following:

	October 31, 2025			October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$1,987	$1,099	$888	$1,377	$1,018	$359
Backlog	51	34	17	37	25	12
Trademark/Tradename	43	39	4	38	36	2
Customer relationships	820	442	378	587	398	189
Total amortizable intangible assets	2,901	1,614	1,287	2,039	1,477	562
In-Process R&D	17	—	17	45	—	45
Total	$2,918	$1,614	$1,304	$2,084	$1,477	$607
In 2025, we recognized additions to goodwill and other intangible assets of $1,001 million and $821 million, respectively, based on the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed from the acquisitions of Spirent, OSG, and other acquisition activity. See Note 2, “Acquisitions,” for additional information. During the year ended October 31, 2025, we transferred $33 million from in-process R&D to developed technology as projects were successfully completed.
In 2024, we recognized additions to goodwill and other intangible assets of $738 million and $582 million, respectively, based on the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed from the acquisition of ESI Group and other acquisition activity. See Note 2, “Acquisitions,” for additional information.
During the year ended October 31, 2025, other intangible assets increased $13 million due to foreign exchange translation impact. Amortization of other intangible assets was $137 million in 2025, $138 million in 2024, and $90 million in 2023. Estimated future amortization expense for our intangible assets as of October 31, 2025 is as follows:

Amortization expense
(in millions)
2026	$262
2027	$232
2028	$229
2029	$221
2030	$141
Thereafter	$202

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
During the fourth quarter of 2025, we performed our annual impairment test of goodwill for all our reporting units using a qualitative approach. Based on the results of our qualitative testing, we believe that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value.
As of October 31, 2025, we determined that no goodwill impairment exists and that the remaining goodwill is recoverable for all of our reporting units; however, there can be no assurance that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that the judgments and estimates described above could change in future periods.
Other intangible assets with finite lives are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. No impairments of amortizable intangible assets were recorded during the years ended October 31, 2025, 2024, and 2023.
The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are generally in-process research and development (“IPR&D”) intangible assets. No impairments of indefinite-lived intangible assets were recorded in 2025 and 2024. We had no IPR&D intangible assets as of October 31, 2023.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 and 2024 were as follows:

	October 31,
	2025					2024
	Total	Level 1	Level 2	Level 3	Other	Total	Level 1	Level 2	Level 3	Other
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,349	$1,349	$—	$—	$—	$1,141	$1,141	$—	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—	—	38	—	38	—	—
Long-term
Equity investments	169	169	—	—	—	80	80	—	—	—
Investments - other	42	—	—	—	42	29	—	—	—	29
Total assets measured at fair value	$1,574	$1,518	$14	$—	$42	$1,288	$1,221	$38	$—	$29
Liabilities:										—
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—	$—	$6	$—	$6	$—	$—
Long-term
Deferred compensation liability	40	—	40	—	—	$34	—	34	—	—
Total liabilities measured at fair value	$48	$—	$48	$—	$—	$40	$—	$40	$—	$—
Our money market funds and equity investments with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Equity and fixed income investments, or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative, and company-owned life insurance contracts measured at cash surrender value are not categorized in the fair value hierarchy and are presented as “investments - other” in the table above. Our deferred compensation liability is classified as Level 2 because the inputs used in the calculations are observable, although the values are not directly based on quoted market prices. Our derivative financial instruments are classified within Level 2 as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
Equity investments, including securities that are earmarked to pay the deferred compensation liability, are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings within “other income (expense), net” in the consolidated statement of operations. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in “accumulated other comprehensive income (loss).”
Realized gains and losses from the sale of investments are recorded in earnings. Net realized and unrealized gain on our equity and other investments was as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Net unrealized gain on equity and other investments still held	$98	$15	$7
Realized gain on sale of investments	$21	$—	$—
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on the issuance of $600 million in unsecured senior notes (“2034 Senior Notes”). The contract term allowed us to lock in a treasury rate on anticipated debt issuances. These derivative instruments were designated and qualified as cash flow hedges. The changes in fair value of these derivative instruments were recognized in “accumulated other comprehensive income (loss).” In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the 2034 Senior Notes. The remaining gain to be amortized related to the interest rate swap agreements was $95 million as of October 31, 2025.
Other Hedges
Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative are recognized in “other income (expense), net” in the consolidated statement of operations in the current period along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.
In connection with the acquisition of Spirent, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in pounds sterling. The aggregate notional amount of the currencies hedged was 1.2 billion pounds sterling. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the year ended October 31, 2025, the settlement of these contracts provided $74 million in cash, resulting in a gain of $51 million recorded in “other income (expense), net” in the consolidated statement of operations.

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
The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” was 195 and 79, respectively, as of October 31, 2025. The aggregated notional amounts by currency and designation as of October 31, 2025 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$11	$149
British Pound	12	16
Singapore Dollar	26	11
Malaysian Ringgit	119	17
Japanese Yen	(145)	(98)
Other currencies	(28)	60
Total	$(5)	$155
Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of October 31, 2025 and 2024 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2025	October 31, 2024	Balance Sheet Location	October 31, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$9	$8	Other accrued liabilities	$2	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	5	30	Other accrued liabilities	6	4
Total derivatives	$14	$38		$8	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations was as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Interest rate swap contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$—	$(26)
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income (loss)	6	9	7
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	1	10	8
Selling, general and administrative	3	—	(1)
Interest expense	11	1	—
Gain excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	4	4	5
Selling, general and administrative	(1)	(1)	—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$65	$8	$(44)
The estimated amount at October 31, 2025 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a gain of $17 million.
10.    LEASES
We have operating leases for items including office space, manufacturing and production locations, sales and service centers, research and development facilities, and certain equipment, primarily automobiles. Our leases have remaining terms of up to 13 years, which represent the non-cancellable periods of the leases and include extension options that are reasonably certain to be exercised. The weighted average lease term of our operating leases was 6.5 years, 7.0 years, and 7.8 years as of October 31, 2025, 2024, and 2023, respectively. The weighted average discount rate of our operating leases was 4 percent as of October 31, 2025 and 3 percent in 2024 and 2023.
The following table summarizes the components of our lease cost:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Operating lease cost, including short-term lease cost	$60	$59	$52
Variable lease cost	$21	$22	$22
Sublease income and finance lease costs were immaterial for the years ended October 31, 2025, 2024, and 2023.
Supplemental information related to our operating leases was as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Cash payments for operating leases	$58	$56	$53
ROU assets obtained in exchange for operating lease obligations	$36	$46	$51

The maturities of our operating leases as of October 31, 2025 with initial terms exceeding one year were as follows:

Operating Leases
(in millions)
2026	$60
2027	49
2028	39
2029	32
2030	27
Thereafter	67
Total undiscounted lease liability	274
Imputed interest	30
Total discounted lease liability	$244
As of October 31, 2025, we did not have material leases that have not yet commenced.
Rental income from the lease of excess facilities was $10 million for the years ended October 31, 2025, 2024, and 2023. It is included in “other operating expense (income), net.” Other lessor arrangements were immaterial.
11.    DEBT
The following table summarizes the components of our debt:

	October 31,
	2025	2024
	(in millions)
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $1 and $2)	$699	$698
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $2 and $2)	498	498
2030 Senior Notes at 5.35% ($750 face amount less unamortized costs of $7)	743	—
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $6 and $6)	594	594
Total Debt	$2,534	$1,790
Senior Notes
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
The above senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We were in compliance with the covenants of our senior notes during the year ended October 31, 2025.
The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the accounting guidance fair value hierarchy, is approximately $2,565 million and $1,739 million as of October 31, 2025 and 2024, respectively.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provided a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent, including a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of October 31, 2025 and 2024, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the year ended October 31, 2025.
Bridge Facility
On March 28, 2024, we entered into a bridge credit agreement (the “Bridge Facility”) pursuant to which certain lenders agreed to provide a senior unsecured bridge credit facility of up to 1,350 million pounds sterling for the purpose of providing the financing to support a planned acquisition. On July 25, 2024, the Bridge Facility decreased to 1,232 million pounds sterling. On May 8, 2025, the Bridge Facility further decreased to 752 million pounds sterling and on September 25, 2025 the Bridge Facility was terminated. We incurred costs in connection with the Bridge Facility of $7 million that have been fully amortized to interest expense.
Letters of Credit
As of October 31, 2025 and 2024, we had $60 million and $43 million, respectively, of outstanding standby letters of credit, custom bonds, and surety bonds.

12.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
General. The majority of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. We provide U.S. employees who meet eligibility criteria under the Keysight Technologies, Inc. Retirement Plan (“RP”), defined benefits that are based on an employee’s base or target pay during the years of employment and length of service. For eligible employees’ service through October 31, 1993, the defined benefit payable under the RP is reduced by any amounts due to the eligible employees’ service under our defined contribution Deferred Profit-Sharing Plan (“DPSP”), which was closed to new participants as of November 1993. The obligations under the DPSP equal the fair value of the DPSP assets, which was $146 million as of October 31, 2025. Employees hired on or after August 1, 2015 are not eligible to participate in the RP or the Keysight Technologies, Inc. Health Plan for Retirees (“U.S. Post-Retirement Benefit Plan”).
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
401(k) defined contribution plan. Eligible U.S. employees may participate in the Keysight Technologies, Inc. 401(k) Plan (the “401(k) Plan”). Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. We provide matching contributions of up to 4 percent of annual eligible compensation for employees hired prior to August 1, 2015 and up to 6 percent for employees hired thereafter. The 401(k) Plan employer expense included in income from operations was $34 million in 2025, $33 million in 2024, and $34 million in 2023.
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

For the years ended October 31, 2025, 2024, and 2023, components of net periodic benefit cost (benefit) and other amounts recognized in other comprehensive income consisted of:

	Defined Benefit Plans						U.S. Post-Retirement Benefit Plan
	U.S. Plans			Non-U.S. Plans
	Year Ended October 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$17	$14	$16	$9	$8	$10	$—	$1	$1
Interest cost on benefit obligations	38	40	36	35	36	31	8	8	8
Expected return on plan assets	(52)	(47)	(49)	(61)	(53)	(53)	(13)	(12)	(12)
Amortization:
Net actuarial loss (gain)	6	9	9	(4)	9	9	(1)	(1)	2
Prior service credit	—	—	—	—	—	—	—	—	(1)
Net periodic benefit cost (benefit)	9	16	12	(21)	—	(3)	(6)	(4)	(2)
Settlements	—	—	—	—	—	(1)	—	—	—
Total periodic benefit cost (benefit)	$9	$16	$12	$(21)	$—	$(4)	$(6)	$(4)	$(2)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial loss (gain)	$(19)	$(23)	$14	$(26)	$(43)	$32	$(12)	$(3)	$(5)
Net prior service cost	—	2	—	—	—	—	—	—	—
Amortization:
Net actuarial loss (gain)	(6)	(9)	(9)	4	(9)	(9)	1	1	(2)
Prior service credit	—	—	—	—	—	—	—	—	1
Settlements	—	—	—	—	—	1	—	—	—
Foreign currency	—	—	—	(2)	1	(2)	—	—	—
Total recognized in other comprehensive (income) loss	$(25)	$(30)	$5	$(24)	$(51)	$22	$(11)	$(2)	$(6)
Total recognized in the periodic benefit cost (benefit) and other comprehensive (income) loss	$(16)	$(14)	$17	$(45)	$(51)	$18	$(17)	$(6)	$(8)

Funded status. As of October 31, 2025 and 2024, the funded status of the defined benefit and post-retirement benefit plans was as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	October 31,
	2025	2024	2025	2024	2025	2024
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$722	$622	$1,136	$985	$171	$153
Actual return on plan assets	81	155	74	149	22	33
Employer contributions	—	1	13	13	—	—
Benefits paid	(60)	(56)	(44)	(46)	(15)	(15)
Currency impact	—	—	23	35	—	—
Fair value — end of year	$743	$722	$1,202	$1,136	$178	$171
Change in benefit obligation:
Benefit obligation — beginning of year	$718	$634	$896	$810	$148	$136
Service cost	17	14	9	8	—	1
Interest cost	38	40	35	36	8	8
Actuarial loss (gain)	10	84	(13)	52	(2)	18
Benefits paid	(60)	(56)	(44)	(46)	(15)	(15)
Plan amendment	—	2	—	—	—	—
Currency impact	—	—	24	36	—	—
Benefit obligation — end of year	$723	$718	$907	$896	$139	$148
Overfunded (Underfunded) status of PBO	$20	$4	$295	$240	$39	$23
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$26	$10	$332	$283	$39	$23
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(5)	(5)	(37)	(43)	—	—
Net asset	$20	$4	$295	$240	$39	$23
Amounts recognized in accumulated other comprehensive (income) loss:
Actuarial losses (gains)	$28	$54	$328	$352	$(24)	$(13)
Prior service cost	2	2	—	—	—	—
Total	$30	$56	$328	$352	$(24)	$(13)
The change in the benefit obligation for the U.S. defined benefit plans for 2025 was primarily driven by actuarial losses from changes in demographic assumptions, partially offset by gains due to plan experience, and 2024 was primarily driven by changes in discount rates. The change in the benefit obligation for the non-U.S. defined benefit plans for 2025 was primarily driven by currency losses, partially offset by changes in discount rates, and 2024 was primarily driven by changes in discount rates. The change in benefit obligations for the U.S. post-retirement benefit plan for 2025 was primarily driven by changes in anticipated future utilization of reimbursement benefit, partially offset by changes in discount rates, and 2024 was primarily driven by changes in discount and retiree mortality rates.

Investment policies and strategies as of October 31, 2025. In the U.S., our RP target asset allocations are approximately 60 percent growth funds, primarily equities, and approximately 40 percent fixed income investments and in the U.S. Post-Retirement Benefit Plan, target asset allocations are approximately 70 percent growth funds, primarily equities, and approximately 30 percent fixed income investments. Our DPSP target asset allocation is approximately 60 percent growth funds, primarily equities, and approximately 40 percent fixed income investments. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumed level of risk. Specific investment objectives for the plans’ portfolios are to maintain and enhance the purchasing power of the plans’ assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside of the U.S., other than for the U.K. defined benefit plan, our target asset allocation is from 41 to 70 percent equities, from 30 to 54 percent fixed income investments, and from zero to 5 percent cash. The target asset allocation for the U.K. plan is 100 percent insurance contracts. All plans’ assets are broadly diversified. Due to fluctuations in capital markets, our actual allocation of plan assets as of October 31, 2025 may differ from the target allocation. Our policy is to periodically bring the actual allocation in line with the target allocation.
Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds. Investments in commingled funds are valued using the net asset value (“NAV”) method as a practical expedient. Investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of our pension and post-retirement benefit plans recorded in the financial statements. In March 2021, we entered into an insurance buy-in contract for a portion of benefit obligations under the U.K. defined benefit plan and classified it as “other investments.” In December 2021, we completed the second phase of the same contract. In June 2025, we completed the third and final phase of the same contract. The insurance buy-in contract is similar to an annuity contract, which matches cash flows with future benefit payments for a specific group of pensioners with the obligation remaining with the plan. This contract is issued by a third-party insurance company with no affiliation to us. The insurance contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value.
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

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2025 and 2024:

		Fair Value Measurement as of October 31, 2025 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$17	$—	$17	$—	$—
Equity	455	—	—	—	455
Fixed income	271	56	—	—	215
Total assets measured at fair value	$743	$56	$17	$—	$670

		Fair Value Measurement as of October 31, 2024 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$10	$—	$10	$—	$—
Equity	438	—	—	—	438
Fixed income	274	58	—	—	216
Total assets measured at fair value	$722	$58	$10	$—	$654
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For U.S. Defined Benefit Plans, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2025 and 2024.
The following tables present the fair value of U.S. Post-Retirement Benefit Plan assets classified under the appropriate level of the fair value hierarchy as of October 31, 2025 and 2024:

		Fair Value Measurement as of October 31, 2025 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$1	$—	$1	$—	$—
Equity	126	—	—	—	126
Fixed income	51	7	33	—	11
Total assets measured at fair value	$178	$7	$34	$—	$137

		Fair Value Measurement as of October 31, 2024 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$2	$—	$2	$—	$—
Equity	121	—	—	—	121
Fixed income	48	5	29	—	14
Total assets measured at fair value	$171	$5	$31	$—	$135
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.
For the U.S. Post-Retirement Benefit Plan, there was no activity relating to assets measured at fair value using significant unobservable inputs (Level 3) during 2025 and 2024.
The following tables present the fair value of Non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2025 and 2024:

		Fair Value Measurement as of October 31, 2025 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$7	$—	$7	$—	$—
Equity	366	—	—	—	366
Fixed income	335	—	—	—	335
Other investments	494	—	—	494	—
Total assets measured at fair value	$1,202	$—	$7	$494	$701

		Fair Value Measurement as of October 31, 2024 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV(a)
	(in millions)
Cash and cash equivalents	$—	$—	$—	$—	$—
Equity	422	—	—	—	422
Fixed income	467	—	—	—	467
Other investments	247	—	—	247	—
Total assets measured at fair value	$1,136	$—	$—	$247	$889
(a) Certain instruments that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

For Non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during 2025 and 2024:

	Year Ended October 31,
	2025	2024
	(in millions)
Balance, beginning of year	$247	$233
Unrealized gains	8	15
Purchases, sales, issuances and settlements	(18)	(17)
Transfers in	254	—
Currency impact	3	16
Balance, end of year	$494	$247
The table below presents the combined projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2025 and 2024:

	2025		2024
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets

	PBO		PBO
	(in millions)		(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$6	$—	$6	$—
U.S. defined benefit plans where fair value of plan assets exceeds PBO	717	743	712	722
Total	$723	$743	$718	$722
Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$89	$52	$86	$43
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	818	1,150	810	1,093
Total	$907	$1,202	$896	$1,136

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$4	$—	$4	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	654	743	636	722
Total	$658	$743	$640	$722
Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$87	$52	$85	$43
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	816	1,150	808	1,093
Total	$903	$1,202	$893	$1,136

Contributions and estimated future benefit payments. For 2026, we do not expect to contribute to our U.S. Defined Benefit Plans or U.S. Post-Retirement Benefit Plan, and we expect to contribute $14 million to our Non-U.S. Defined Benefit Plans. The following table presents expected future benefit payments for the next 10 years.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plan
	(in millions)
2026	$57	$48	$15
2027	$60	$51	$15
2028	$56	$53	$15
2029	$60	$54	$15
2030	$58	$56	$15
2031 - 2035	$262	$280	$62
Assumptions. The assumptions used to determine the benefit obligations and net periodic benefit cost (benefit) for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios, consisting of a mixture of equities, fixed income and other investments, in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans, which is October 31. The U.S. discount rates as of October 31, 2025 and 2024 were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The Non-U.S. discount rates as of October 31, 2025 and 2024 were determined based on a granular approach, which discounts the expected plan benefit payments with rates from a high-quality corporate bond yield curve. In addition, we used this method to calculate two components of the periodic benefit cost: service cost and interest cost. The range of assumptions that were used for the Non-U.S. Defined Benefit Plans reflects the different economic environments within various countries.
Assumptions used to calculate the net periodic benefit cost (benefit) were as follows:

	Year Ended October 31,
	2025	2024
U.S. Defined Benefit Plans:
Discount rate	5.50%	6.50%
Average increase in compensation levels	3.50%	3.50%
Expected long-term return on assets	7.50%	8.00%
Non-U.S. Defined Benefit Plans:
Discount rate	2.30-5.07%	2.50-5.35%
Average increase in compensation levels	2.50-3.00%	2.50-3.00%
Expected long-term return on assets	4.64-7.00%	4.73-7.00%
U.S. Post-Retirement Benefits Plan:
Discount rate	5.50%	6.50%
Expected long-term return on assets	7.75%	8.00%
Current medical cost trend rate	6.00%	6.50%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2029	2029
Assumptions used to calculate the benefit obligation as of October 31, 2025 and 2024 were as follows:

	Year Ended October 31,
	2025	2024
U.S. Defined Benefit Plans:
Discount rate	5.50%	5.50%
Average increase in compensation levels	3.50%	3.50%
Non-U.S. Defined Benefit Plans:
Discount rate	3.14-4.81%	2.30-5.07%
Average increase in compensation levels	2.50-3.00%	2.50-3.00%
U.S. Post-Retirement Benefits Plan:
Discount rate	5.25%	5.50%
Current medical cost trend rate	7.00%	6.00%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2035	2029
Health care trend rates did not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the years ended October 31, 2025 and 2024.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	October 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$1,873	$1,796
Restricted cash included in other current assets	15	—
Restricted cash included in other assets	2	18
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,890	$1,814
Restricted cash primarily relates to deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	October 31,
	2025	2024
	(in millions)
Finished goods	$425	$375
Purchased parts and fabricated assemblies	625	647
Total inventory	$1,050	$1,022
Inventory-related excess and obsolescence charges recorded in “cost of products” were $43 million in 2025, $35 million in 2024, and $27 million in 2023. We record excess and obsolete inventory charges for inventory at our sites and at our contract manufacturers and suppliers, where we have non-cancellable purchase commitments.
Property, plant and equipment

	October 31,
	2025	2024
	(in millions)
Land	$48	$48
Buildings and leasehold improvements	879	851
Machinery and equipment	1,672	1,581
Total property, plant and equipment	2,599	2,480
Accumulated depreciation of property, plant and equipment	(1,804)	(1,706)
Property, plant and equipment, net	$795	$774
Asset impairments were zero in 2025, 2024, and 2023. Depreciation expense was $131 million in 2025, $126 million in 2024, and $120 million in 2023.

Standard warranty
Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in our consolidated balance sheet, is as follows:

	Year Ended October 31,
	2025	2024
	(in millions)
Beginning balance	$31	$36
Accruals for warranties, including change in estimates	25	22
Settlements made during the period	(26)	(27)
Ending balance	$30	$31

Accruals for warranties due within one year	$19	$19
Accruals for warranties due after one year	11	12
Ending balance	$30	$31
Other current assets

	October 31,
	2025	2024
	(in millions)
Prepaid assets	$285	$287
Tax receivables	35	138
Other current assets	166	157
Total other current assets	$486	$582
Prepaid assets include deposits paid in advance to contract manufacturers of $176 million and $200 million as of October 31, 2025 and 2024, respectively. The tax receivables in 2024 includes a one-time discrete tax benefit. See Note 5, “Income Taxes,” for additional information.
Other assets

	October 31,
	2025	2024
	(in millions)
Pension assets	$408	$324
Tax receivables	111	111
Other assets	91	86
Total other assets	$610	$521
The tax receivables in 2025 and 2024 includes a one-time discrete tax benefit. See Note 5, “Income Taxes,” for additional information.

14.    COMMITMENTS AND CONTINGENCIES
Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based on mutually agreed criteria. As of October 31, 2025, our non-cancellable purchase commitments were approximately $450 million. We expect to fulfill most of our purchase commitments for inventory within one year.
Other purchase commitments. Other purchase commitments primarily relate to software as a service and other professional services contracts. As of October 31, 2025, our non-cancellable contractual obligations related to these contracts were approximately $111 million, most of which are expected to be fulfilled within two years.
We also have long-term power purchase agreements to purchase power at predominantly variable prices. These agreements are expected to support our power consumption needs with more favorable pricing and reliability than our previous supply agreements.
Litigation and contingencies. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office, with all or most claims being found invalid in each patent. Centripetal is appealing seven of these results. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination. The lawsuit in Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent. In December 2025, the court issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures, and the EPO revoked the patent in its hearing in November 2025. We deny the allegations and are aggressively defending each case.
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
Although there are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial position, results of operations, or cash flows, the outcome of litigation is inherently uncertain and is difficult to predict. An adverse outcome in any outstanding lawsuit or proceeding could result in significant monetary damages or injunctive relief. If adverse results are above management’s expectations or are unforeseen, management may not have accrued for the liability, which could impact our results in future periods.
We are also involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent, employment, commercial and environmental matters, which arise in the ordinary course of business.

Indemnification Obligations Related to Transactions
In connection with acquisitions, divestitures, mergers, spin-offs and other transactions, we have agreed to indemnify certain parties for future damages, losses, expenses and liabilities that were incurred prior to or are related to such transactions. The liabilities covered by these indemnifications include, but are not limited to, tax, employment, benefits, intellectual property, environmental, and other liabilities. We do not believe that our indemnification obligations related to such liabilities were material as of October 31, 2025.
Indemnifications to Officers and Directors
Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Keysight and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Keysight that provide for indemnification under similar and additional circumstances. The indemnification obligations are more fully described in our corporate by-laws and the indemnification agreements, which are available on our website. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. We have not historically made payments related to these obligations, and do not believe that our indemnification obligations related to such claims were material as of October 31, 2025.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and we do not believe that our indemnification obligations related to such claims were material as of October 31, 2025.
15.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On March 6, 2023, our board of directors approved a stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock. On November 24, 2025, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the previously approved March 2023 program, under which $110 million remained as of October 31, 2025.
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
In 2025, we repurchased 2,389,253 shares of common stock for $375 million. Additionally, we accrued $2 million related to excise tax levied on share repurchases, net of issuances. In 2024, we repurchased 2,974,967 shares of common stock for $439 million and accrued $3 million related to excise tax levied on share repurchases, net of issuances. In 2023, we repurchased 4,913,548 shares of common stock for $702 million and accrued $4 million related to excise tax levied on share repurchases, net of issuances.

Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax effect:

	October 31,
	2025	2024
	(in millions)
Foreign currency translation, net of tax (expense) of $(63) and $(63)	$(66)	$(136)
Unrealized losses on defined benefit plans, net of tax benefit of $73 and $80	(264)	(317)
Gains on derivative instruments, net of tax (expense) of $(21) and $(23)	82	89
Total accumulated other comprehensive loss	$(248)	$(364)
Changes in accumulated other comprehensive loss by component and related tax effects were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs	Gains (losses) on derivatives	Total
	(in millions)
At October 31, 2023	$(167)	$(388)	$89	$(466)
Other comprehensive income before reclassifications	31	69	9	109
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	16	(11)	5
Tax benefit (expense)	—	(14)	2	(12)
Other comprehensive income	31	71	—	102
At October 31, 2024	(136)	(317)	89	(364)
Other comprehensive income before reclassifications	70	58	6	134
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(15)	(13)
Tax benefit (expense)	—	(7)	2	(5)
Other comprehensive income (loss)	70	53	(7)	116
At October 31, 2025	$(66)	$(264)	$82	$(248)
Reclassifications out of accumulated other comprehensive loss into earnings were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from other comprehensive loss		Affected line item in statement of operations
	Year Ended October 31,
	2025	2024
	(in millions)
Gain on derivatives	$1	$10	Cost of products
	3	—	Selling, general and administrative
	11	1	Interest expense
	(3)	(4)	Benefit (provision) for income taxes
	12	7	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial losses	(2)	(16)	Other income (expense), net
	—	4	Benefit (provision) for income taxes
	(2)	(12)	Net of income tax

Total reclassifications for the period	$10	$(5)	Net of income tax

16.    SEGMENT INFORMATION
Our operating segments were determined based primarily on how the Chief Operating Decision Maker (“CODM”), President and Chief Executive Officer, views and evaluates our operations. Other factors, including market separation and customer specific applications, go-to-market channels, products and services, and manufacturing are considered in determining the formation of these operating segments.
The CODM is regularly provided with and reviews segment revenues and segment income from operations to support decision-making, set strategic goals, allocate resources, and evaluate each segment’s progress against the company’s plan. The CODM also reviews and approves budgets, including capital expenditures, at the segment level. The segment results are not necessarily in conformity with GAAP and exclude items such as share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense, and other items.
A significant portion of the segments’ expenses arise from allocated corporate charges, as well as expenses related to our centralized sales force, and service, marketing and technology functions that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance services, information technology services, treasury, and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and corporate infrastructure.
Descriptions of our two reportable segments are as follows:
The Communications Solutions Group (“CSG”) serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design and test software, instrumentation, systems, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline (data center networking), enterprise, and aerospace, defense, and government end markets. Our recent acquisition of Spirent adds wireless network test and assurance and positioning technology solutions to our portfolio, complementing our design, validation, and performance offerings to deliver end-to-end solutions to our customers.
The Electronic Industrial Solutions Group (“EISG”) serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, test and simulation software, instrumentation, systems, computer-aided engineering solutions, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of electronic equipment.

The following tables reflect the results of our reportable segments and significant segment expenses as defined above.

	CSG	EISG	Total
	(in millions)
Year ended October 31, 2025:
Revenue	$3,726	$1,649	$5,375
Cost of sales	$1,235	$667	$1,901
Research and development	$697	$258	$954
Selling, general and administrative	$822	$325	$1,147
Other operating expenses (income)	$(14)	$(7)	$(20)
Segment income from operations	$986	$407	$1,393

Depreciation expense	$83	$48	$131

Year ended October 31, 2024:
Revenue	$3,420	$1,559	$4,979
Cost of sales	$1,107	$626	$1,733
Research and development	$618	$253	$871
Selling, general and administrative	$784	$327	$1,111
Other operating expenses (income)	$(10)	$(4)	$(14)
Segment income from operations	$921	$357	$1,278

Depreciation expense	$85	$41	$126

Year ended October 31, 2023:
Revenue	$3,685	$1,779	$5,464
Cost of sales	$1,190	$678	$1,868
Research and development	$618	$224	$842
Selling, general and administrative	$821	$300	$1,120
Other operating expenses (income)	$(11)	$(4)	$(15)
Segment income from operations	$1,068	$581	$1,649

Depreciation expense	$81	$39	$120
    Amounts in table above may not total due to rounding.
The following table reconciles reportable segments’ income from operations to our income before taxes as reported:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Total reportable segments’ income from operations	$1,393	$1,278	$1,649
Share-based compensation	(176)	(145)	(136)
Amortization of acquisition-related balances	(141)	(139)	(90)
Acquisition and integration costs	(152)	(91)	(13)
Restructuring and other	(48)	(70)	(52)
Income from operations, as reported	876	833	1,358
Interest income	102	81	102
Interest expense	(96)	(84)	(78)
Other income (expense), net	200	35	(25)
Income from continuing operations before taxes, as reported	$1,082	$865	$1,357
“Restructuring and other” includes legal expenses of $17 million and $23 million in 2024 and 2023, respectively.
Major customers. No customer represented 10 percent or more of our total revenue in 2025, 2024, or 2023.

The following table presents segment assets and capital expenditures directly managed by each segment.

	Year Ended October 31,
	2025			2024
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$6,144	$3,524	$9,668	$4,721	$2,952	$7,673
Capital expenditures, net of government incentives	$84	$43	$127	$87	$60	$147
The following table reconciles segment assets to our total assets:

	October 31,
	2025	2024
	(in millions)
Total reportable segments’ assets	$9,668	$7,673
Cash and cash equivalents	1,873	1,796
Long-term deferred tax assets	373	378
Tax receivables	146	249
Long-term investments	211	110
Accumulated amortization of other intangibles	(1,614)	(1,477)
Pension and other assets	644	540
Total assets	$11,301	$9,269
Segment assets include goodwill and gross other intangible assets, accounts receivable, inventory, property, plant and equipment, and other assets. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, long-term investments, accumulated amortization of other intangible assets, pension assets, and other assets. The increase in segment assets for the year ended October 31, 2025 was primarily due to additions in assets acquired as part of the 2025 acquisitions. See Note 2, “Acquisitions,” for additional information.
The following tables present summarized information for revenue and long-lived assets by country. Revenues from external customers are generally attributed to countries based upon the customer's location. Long-lived assets consist of property, plant, and equipment, operating lease right-of-use assets, and other long-term assets, excluding intangible assets.

	United States	China	Rest of the World	Total
	(in millions)
Revenue:
Year ended October 31, 2025	$1,869	$938	$2,568	$5,375
Year ended October 31, 2024	$1,769	$884	$2,326	$4,979
Year ended October 31, 2023	$1,928	$1,005	$2,531	$5,464

	United States	Japan	Germany	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2025	$873	$293	$183	$315	$1,664
October 31, 2024	$726	$261	$131	$338	$1,456

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2025, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2025, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2025.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. The company completed the acquisition of Spirent Communications plc (“Spirent”) on October 15, 2025 and Synopsys Inc.’s Optical Solutions Group (“OSG”) and Ansys Inc.’s PowerArtist RTL business (“PowerArtist”) from Ansys, Inc. on October 17, 2025. Management excluded Spirent, OSG, and PowerArtist from its assessment of the effectiveness of the company’s internal control over financial reporting as of October 31, 2025. Spirent constituted approximately 3% of total assets and less than 1% of total revenues, while OSG and PowerArtist constituted less than 1% of total assets and total revenues for the year ended October 31, 2025.
The effectiveness of our internal control over financial reporting as of October 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading plans
During the three months ended October 31, 2025, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.
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
There were no material changes to the procedures by which security holders may recommend nominees to our board of directors. The information required under Item 10 regarding our code of ethics applicable to our principal executive officer, our principal financial officer, our corporate controller and other senior financial officers is contained in our Standards of Business Conduct (“SBC”) and appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the SBC with respect to those persons on our website at www.investor.keysight.com.
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
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, contractors, and other personnel providing services to Keysight, as well as by Keysight itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. Additionally, Keysight will not engage in trading in Keysight securities, except in compliance with applicable securities laws. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy, which was filed with the Securities and Exchange Commission on December 17, 2024 as Exhibit 19.1 to our Annual Report on Form 10-K.
The additional information required by this item is included in our Proxy Statement and is incorporated herein by reference.
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

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of October 31, 2025. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Right (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)(2)(3)	2,362,466	$—	25,341,887
Equity compensation plans not approved by security holders	—	—	—
Total	2,362,466	$—	25,341,887
(1)    The Employee Stock Purchase Plan (“ESPP”) was adopted on July 16, 2014, and became effective on November 1, 2014. It was amended and restated effective March 21, 2024. The maximum number of shares of common stock that may be issued under the plan is 25 million. The number of securities remaining available for future issuance in column (c) includes 17,322,109 shares of common stock authorized and available for issuance under the Keysight Technologies, Inc. employee stock purchase plan under Section 423(b) of the Internal Revenue Code. The number of securities remaining available for future issuance in column (c) is before the issuance of shares of common stock to participants in consideration of the aggregate participant contribution under the ESPP totaling $32 million as of October 31, 2025.
(2)    The 2014 Equity and Incentive Compensation Plan (“2014 Stock Plan”) was adopted on July 16, 2014, and became effective on November 1, 2014. It was subsequently amended and restated by our board of directors on September 29, 2014, January 22, 2015, November 16, 2017, and November 16, 2023, with the most recent amendments taking effect on March 21, 2024, following stockholders approval. The maximum number of shares of common stock that may be issued under the plan is 27,955,000. The 2014 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. As of October 31, 2025, 8,019,778 shares were available for future awards under the 2014 Stock Plan.
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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2025
Tax valuation allowance	$218	$287	$(8)	$497
2024
Tax valuation allowance	$218	$2	$(2)	$218
2023
Tax valuation allowance	$224	$4	$(10)	$218
* Additions include current-year additions charged to expense and current-year build due to increases in net deferred tax assets, return to provision true-ups, purchase accounting, and Other Comprehensive Income (“OCI”) impact to deferred taxes. The increase in valuation allowance in 2025 as compared to 2024 relates to net operating losses in Luxembourg, capital losses, and net operating losses in the U.K. as well as California research credits from acquired entities that are subject to limitations in the amount that can be utilized in future years.
** Deductions include current-year releases credited to expense and current-year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this Annual Report on Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.**	10-12B/A	8/13/2014	2.1
3.1	Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	8-K	11/3/2014	3.1
3.2	Amendment to Amended and Restated Certificate of Incorporation of Keysight Technologies, Inc.	10-Q	5/31/2024	3.1
3.3	Second Amended and Restated Bylaws of Keysight Technologies, Inc.	10-Q	5/31/2024	3.2
3.4	Amended and Restated Bylaws of Keysight Technologies, Inc.	8-K	11/3/2014	3.2
4.1	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/17/2014	4.1
4.2	Second Supplemental Indenture, dated as of April 6, 2017, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	4/6/2017	4.2
4.3	Third Supplemental Indenture, dated as of October 22, 2019, to the Indenture dated as of October 15, 2014 between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	10/22/2019	4.2
4.4	Description of Keysight Technologies, Inc. Registered Securities	10-K	12/15/2022	4.5
4.5	Indenture, dated as of October 9, 2024, between Keysight Technologies, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	10/9/2024	4.1
4.6	First Supplemental Indenture, dated as of October 9, 2024, between Keysight Technologies, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	10/9/2024	4.2
4.7	Second Supplemental Indenture, dated as of April 17, 2025, between Keysight Technologies, Inc. and US. Bank Trust Company, National Association, as Trustee.	8-K	4/17/2025	4.2
10.1	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.2
10.2	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.4
10.3	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.5
10.4	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	10-12B/A	8/13/2014	10.6
10.5	Form of Indemnification Agreement	10-12B/A	7/18/2014	10.7
10.6	Form of Keysight Technologies, Inc. Global Performance Award Agreement*	10-12B/A	7/18/2014	10.11
10.7	Form of Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-12B/A	7/18/2014	10.15
10.8	Form of Keysight Technologies, Inc. 2014 Frozen Deferred Compensation Plan*	10-12B/A	7/18/2014	10.16

10.9	Form of Keysight Technologies, Inc. Excess Benefit Retirement Plan*	10-12B/A	7/18/2014	10.17
10.10	Form of Keysight Technologies, Inc. Supplemental Benefit Retirement Plan*	10-12B/A	7/18/2014	10.18
10.11	Form of Change of Control Severance Agreement*	8-K	11/3/2014	10.1
10.12	Form of Keysight Technologies, Inc. Deferral Election for Stock Award*	8-K	11/3/2014	10.3
10.13	Keysight Technologies, Inc. 2015 Performance-based Compensation Plan for covered employees (As Adopted on September 29, 2014)*	DEF 14A	2/6/2015	APPENDIX B
10.14	Form of Keysight Technologies, Inc. Global Stock Award Agreement as Amended on November 15, 2016*	10-K	12/19/2016	10.32
10.15	Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*	8-K	8/4/2021	10.1
10.16	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated on November 16, 2017)*	DEF 14A	2/9/2018	APPENDIX A
10.17	Keysight Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors*	10-K	12/17/2021	10.22
10.18	Amendment Number 1 to the Keysight Technologies, Inc. Deferred Compensation Plan*	10-K	12/17/2021	10.23
10.19	Amendment Number 1 to the Keysight Technologies, Inc. 2014 Deferred Compensation Plan*	10-K	12/17/2021	10.24
10.20	Keysight Technologies, Inc. Officer and Executive Severance Plan (Amended and Restated Effective as of May 17, 2017).*	10-K	12/17/2021	10.25
10.21	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan Global Stabilization Performance Award Agreement	10-Q	6/1/2022	10.1
10.22	First amendment to Amended and Restated Credit Agreement, dated July 30, 2021, between Keysight Technologies, Inc. and the Lenders Party Thereto*	10-Q	3/3/2023	10.1
10.23	Keysight Technologies, Inc. 2014 Equity and Incentive Compensation Plan (As Amended and Restated Effective on March 21, 2024)*	10-Q	5/31/2024	10.1
10.24	Keysight Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated Effective on March 21, 2024)*	10-Q	5/31/2024	10.2
10.25	Form of Keysight Technologies, Inc. Global Stock Award Agreement*	10-Q	5/31/2024	10.3
10.26	Keysight Technologies, Inc. Non-Employee Director Stock Award Agreement*	10-Q	8/29/2024	10.1
10.27	Keysight Technologies, Inc. Global Stock Option Award Agreement*	10-Q	8/29/2024	10.2
10.28	Keysight Technologies, Inc. Global Performance Award Agreement*	10-Q	8/29/2024	10.3
19.1	Keysight Technologies, Inc. Insider Trading Policy	10-K	12/17/2024	19.1
21.1	Subsidiaries of Keysight Technologies, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
97	Keysight Technologies, Inc. Compensation Recovery Policy*	10-K	12/17/2024	97
99.1	Information Statement of Keysight Technologies, Inc., dated October 8, 2014.	8-K	11/3/2014	99.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.LAB	Inline XBRL Labels Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
104	Inline XBRL Cover Page Interactive Data File				X
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
Neil Dougherty
Executive Vice President and Chief Financial Officer
Date: December 17, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey K. Li and Krysta Behrens De Lima, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD S. NERSESIAN	Chairman of the Board	December 17, 2025
Ronald S. Nersesian

/s/ SATISH C. DHANASEKARAN	President and Chief Executive Officer	December 17, 2025
Satish C. Dhanasekaran	(Principal Executive Officer)

/s/ NEIL P. DOUGHERTY	Executive Vice President and Chief Financial Officer	December 17, 2025
Neil P. Dougherty	(Principal Financial Officer)

/s/ LISA M. POOLE	Vice President and Corporate Controller	December 17, 2025
Lisa M. Poole	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Director	December 17, 2025
James G. Cullen

/s/ CHARLES J. DOCKENDORFF	Director	December 17, 2025
Charles J. Dockendorff

/s/ RICHARD P. HAMADA	Director	December 17, 2025
Richard P. Hamada

/s/ MICHELLE J. HOLTHAUS	Director	December 17, 2025
Michelle J. Holthaus

/s/ KEITH JENSEN	Director	December 17, 2025
Keith Jensen

/s/ PAUL A. LACOUTURE	Director	December 17, 2025
Paul A. Lacouture

/s/ JEAN M. NYE	Director	December 17, 2025
Jean M. Nye

/s/ JOANNE B. OLSEN	Director	December 17, 2025
Joanne B. Olsen

/s/ KEVIN A. STEPHENS	Director	December 17, 2025
Kevin A. Stephens