Form 10-Q
period 2026-01-31
Keysight Technologies, Inc.
filed 2026-03-05
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at February 27, 2026 was 171,502,495.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Revenue:
Products	$1,225	$983
Services and other	375	315
Total revenue	1,600	1,298
Costs and expenses:
Cost of products	486	375
Cost of services and other	119	103
Total costs	605	478
Research and development	303	249
Selling, general and administrative	447	361
Other operating expense (income), net	(3)	(8)
Total costs and expenses	1,352	1,080
Income from operations	248	218
Interest income	16	19
Interest expense	(29)	(20)
Other income (expense), net	(37)	(18)
Income before taxes	198	199
Provision (benefit) for income taxes	(83)	30
Net income	$281	$169

Net income per share:
Basic	$1.64	$0.97
Diluted	$1.63	$0.97

Weighted average shares used in computing net income per share:
Basic	172	173
Diluted	173	174

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Net income	$281	$169
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of $(1) and zero	6	(1)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $2 and zero	(6)	(5)
Foreign currency translation, net of tax benefit (expense) of $4 and zero	53	(73)
Change in net actuarial loss and prior service cost associated with defined benefit plan, net of tax benefit (expense) of $(4) and zero	(4)	—
Other comprehensive income (loss)	49	(79)
Total comprehensive income	$330	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	January 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,178	$1,873
Accounts receivable, net	914	939
Inventory	1,048	1,050
Other current assets	561	486
Total current assets	4,701	4,348
Property, plant and equipment, net	757	795
Operating lease right-of-use assets	229	236
Goodwill	3,474	3,424
Other intangible assets, net	1,251	1,304
Long-term investments	147	211
Long-term deferred tax assets	330	373
Other assets	592	610
Total assets	$11,481	$11,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$334	$355
Employee compensation and benefits	329	399
Deferred revenue	729	652
Income and other taxes payable	196	207
Operating lease liabilities	52	51
Other accrued liabilities	165	186
Total current liabilities	1,805	1,850
Long-term debt	2,534	2,534
Retirement and post-retirement benefits	75	75
Long-term deferred revenue	237	232
Long-term operating lease liabilities	186	193
Other long-term liabilities	439	536
Total liabilities	5,276	5,420
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 203 million and 202 million shares issued, respectively	2	2
Treasury stock, at cost; 31.2 million shares and 30.8 million shares, respectively	(3,886)	(3,799)
Additional paid-in-capital	2,932	2,851
Retained earnings	7,356	7,075
Accumulated other comprehensive loss	(199)	(248)
Total stockholders' equity	6,205	5,881
Total liabilities and equity	$11,481	$11,301

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Cash flows from operating activities:
Net income	$281	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38	31
Amortization	67	35
Share-based compensation	76	62
Deferred tax expense (benefit)	(1)	(10)
Excess and obsolete inventory-related charges	9	9
Gain on sale of investments	(5)	—
Unrealized loss (gain) on investments in equity securities	53	(37)
Other non-cash expenses (income), net	6	1
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	33	53
Inventory	(3)	(26)
Accounts payable	(13)	(16)
Employee compensation and benefits	(61)	(38)
Deferred revenue	70	43
Income taxes payable	(41)	34
Income taxes receivable	(53)	(5)
Other assets and liabilities	(15)	73
Net cash provided by operating activities	441	378
Cash flows from investing activities:
Investments in property, plant and equipment	(34)	(32)
Acquisitions of businesses and intangible assets, net of cash acquired	(16)	—
Proceeds from sale of investments	7	—
Other investing activities	(1)	(1)
Net cash used in investing activities	(44)	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	32	31
Payment of taxes related to net share settlement of equity awards	(31)	(29)
Treasury stock repurchases, including excise tax payments	(87)	(75)
Payment of acquisition-related consideration	(13)	—
Other financing activities	—	(1)
Net cash used in financing activities	(99)	(74)
Effect of exchange rate movements	7	(8)
Net increase in cash, cash equivalents, and restricted cash	305	263
Cash, cash equivalents, and restricted cash at beginning of period	1,890	1,814
Cash, cash equivalents, and restricted cash at end of period	$2,195	$2,077
Supplemental cash flow information:
Interest payments	$32	$—
Income tax paid, net	$18	$9
Investments in property, plant and equipment included in accounts payable	$11	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2025	202,080	$2	$2,851	(30,813)	$(3,799)	$7,075	$(248)	$5,881
Net income	—	—	—	—	—	281	—	281
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49	49
Issuance of common stock	656	—	32	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(31)	—	—	—	—	(31)
Share-based compensation	—	—	80	—	—	—	—	80
Repurchase of common stock, including excise tax	—	—	—	(423)	(87)	—	—	(87)
Balance as of January 31, 2026	202,736	$2	$2,932	(31,236)	$(3,886)	$7,356	$(199)	$6,205

Balance as of October 31, 2024	201,008	$2	$2,664	(28,424)	$(3,422)	$6,225	$(364)	$5,105
Net income	—	—	—	—	—	169	—	169
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(79)	(79)
Issuance of common stock	673	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(29)	—	—	—	—	(29)
Share-based compensation	—	—	65	—	—	—	—	65
Repurchase of common stock, including excise tax	—	—	—	(449)	(75)	—	—	(75)
Balance as of January 31, 2025	201,681	$2	$2,731	(28,873)	$(3,497)	$6,394	$(443)	$5,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics markets, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design, emulation, and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30, and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarters.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of January 31, 2026 and October 31, 2025, results of operations for the three months ended January 31, 2026 and 2025, and cash flows for the three months ended January 31, 2026 and 2025.
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
Update to Significant Accounting Policies. There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
New Accounting Pronouncements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for fiscal years beginning after December 15, 2024. We will adopt the standard on the effective date in our annual reporting for fiscal year 2026 and are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued guidance that requires disclosure of additional expense information on an annual and interim basis, including inventory purchases, employee compensation, depreciation, and intangible asset amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
Goodwill of $665 million and $46 million was assigned to the Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”) reportable segments, respectively, reflecting the expected benefits and synergies that are likely to be realized from the Spirent acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

October 15. 2025
(in millions)
Cash and cash equivalents	$127
Inventory	36
Accounts receivable	71
Assets held for sale	433
Other current assets	27
Property, plant and equipment	24
Operating lease right-of-use assets	11
Other intangible assets	528
Other assets	8
Total assets acquired	1,265
Accounts payable	(13)
Employee compensation and benefits	(44)
Deferred revenue	(44)
Operating lease liabilities	(4)
Liabilities held for sale	(34)
Other accrued liabilities	(69)
Long-term deferred revenue	(14)
Long-term operating lease liabilities	(9)
Other long-term liabilities	(181)
Net assets acquired	853
Goodwill	711
Total consideration	$1,564
Assets and liabilities held for sale primarily included Spirent’s high-speed ethernet, network security, and channel emulation business lines, which were sold to Viavi Solutions Inc. (“Viavi”) in connection with satisfying the regulatory conditions set out as part of the Spirent acquisition. Assets held for sale primarily comprises goodwill of $56 million, other intangible assets of $346 million, consisting primarily of developed technology of $295 million and customer relationships of $50 million, inventory of $25 million, and other assets of $6 million allocated to the divestiture on the relative fair value basis. Developed technology and customer relationships were valued using the relief from royalty and multi-period excess earnings valuation methods, respectively. Liabilities held for sale primarily represents deferred revenue and other accruals. See “Spirent-related divestiture” below for further details.

The fair values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values of acquired inventory, property, plant and equipment, and intangible assets were determined with the input from third-party valuation specialists. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. During the first quarter of 2026, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were refined. The total purchase price allocation adjustment to goodwill in the first quarter was approximately $13 million and related primarily to a decrease in the allocation to inventory and property, plant and equipment of $4 million and $4 million, respectively, and an increase to employee compensation and benefits of $4 million. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to income taxes. We expect to finalize this allocation in the second quarter of fiscal year 2026. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
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
Acquisition and integration costs directly related to the Spirent acquisition are included in selling, general and administrative and were $19 million for the three months ended January 31, 2026.
Spirent-related divestiture
On October 16, 2025, we sold Spirent’s high-speed ethernet, network security, and channel emulation business lines for $399 million to Viavi. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We do not have any material continuing involvement with this business.
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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

October 17, 2025
(in millions)
Accounts receivable	$15
Other current assets	1
Property, plant and equipment	1
Operating lease right-of-use assets	2
Other intangible assets	276
Total assets acquired	295
Deferred revenue	(9)
Operating lease liabilities	(1)
Long-term deferred revenue	(1)
Long-term operating lease liabilities	(1)
Net assets acquired	283
Goodwill	298
Total consideration	$581
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
Valuation of Intangible Assets Acquired
The components of intangible assets acquired in connection with the OSG acquisition were as follows:

	Estimated Fair Value	Estimated useful life	Valuation Method
	(in millions)	(in years)
Developed technology	$183	6	Relief from royalty
Customer relationships	86	8	Multi-period excess earnings
Backlog	1	2	Multi-period excess earnings
Trademark/Tradename	1	1	Relief from royalty
Total amortizable intangible assets	271
In-process research and development	5		Relief from royalty
Total intangible assets	$276
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

Acquisition and integration costs directly related to the OSG acquisition are included in research and development and selling, general and administrative and were $5 million for the three months ended January 31, 2026.
Acquisition of Ansys’ PowerArtist
On October 17, 2025, we acquired PowerArtist from Ansys, Inc. for $26 million, expanding our design engineering software portfolio and computer-aided engineering capabilities, enabling customers to take innovative designs to market faster. We recognized goodwill and other intangible assets of $5 million and $14 million, respectively. Goodwill was assigned to the CSG and EISG reportable segments, reflecting the expected benefits and synergies that are likely to be realized from the acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

3.    REVENUE
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by geographic region, end market, and timing of revenue recognition, as we believe these categories best depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. Disaggregated revenue is presented for each of our reportable segments, CSG and EISG.

	Three Months Ended
	January 31,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$589	$91	$680	$448	$103	$551
Europe	166	162	328	137	122	259
Asia Pacific	369	223	592	298	190	488
Total revenue	$1,124	$476	$1,600	$883	$415	$1,298

End Market
Aerospace, Defense & Government	$366	$—	$366	$311	$—	$311
Commercial Communications	758	—	758	572	—	572
Electronic Industrial	—	476	476	—	415	415
Total revenue	$1,124	$476	$1,600	$883	$415	$1,298

Timing of Revenue Recognition
Revenue recognized at a point in time	$907	$400	$1,307	$700	$346	$1,046
Revenue recognized over time	217	76	293	183	69	252
Total revenue	$1,124	$476	$1,600	$883	$415	$1,298
Contract Balances
Contract assets
Contract assets consist of unbilled receivables that are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred, but we have not yet invoiced. The contract assets balance was $130 million and $125 million as of January 31, 2026 and October 31, 2025, respectively, and is included in “accounts receivables, net” and “other assets” in the condensed consolidated balance sheet.
Contract costs
We capitalize costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract, which corresponds to the period of benefit. Capitalized contract costs were $44 million as of January 31, 2026 and October 31, 2025, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $22 million and $14 million for the three months ended January 31, 2026 and 2025, respectively.
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

The following table provides a roll-forward of our contract liabilities, current and non-current:

Three Months Ended
January 31, 2026
(in millions)
Balance at October 31, 2025	$884
Deferral of revenue billed in current period, net of recognition	312
Revenue recognized that was deferred as of the beginning of the period	(236)
Foreign currency translation impact	6
Balance at January 31, 2026	$966
Revenue recognized from contract liabilities was $236 million for the three months ended January 31, 2026, based on balances at October 31, 2025, and was $204 million for the same period last year, based on balances at October 31, 2024.
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $663 million as of January 31, 2026 and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of January 31, 2026, we expect to fulfill 46 percent of these remaining performance obligations during the remainder of 2026, 32 percent during 2027, and 22 percent thereafter.
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

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Cost of products and services	$16	$11
Research and development	22	16
Selling, general and administrative	39	35
Total share-based compensation expense	$77	$62
Share-based compensation capitalized within inventory was $6 million as of January 31, 2026 and 2025.
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
The following assumptions were used to estimate the fair value of TSR-based performance awards:

	Three Months Ended
	January 31,
	2026	2025
Volatility of Keysight shares	31%	32%
Volatility of peer group	30%	31%
Price-wise correlation with peer group	25%	31%

5.    INCOME TAXES
The company calculates income taxes for interim reporting periods by applying its estimated annual effective tax rate to year-to-date results and adjusting for tax items that are discrete to each period.
The following table provides income tax details:

	Three Months Ended
	January 31,
	2026	2025
	(in millions, except percentages)
Income before taxes	$198	$199
Provision (benefit) for income taxes	$(83)	$30
Effective tax rate	(42)%	15%
For the three months ended January 31, 2026 and 2025, we recorded an income tax benefit of $83 million and income tax expense of $30 million, respectively, resulting in an effective tax rate of (42%) and 15%, respectively. The effective tax rate is generally lower than the U.S. federal statutory rate of 21% primarily due to favorable tax rates on certain earnings from operations in lower tax jurisdictions, partially offset by U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) inclusions.
For the three months ended January 31, 2026, we recorded net income tax benefits of $106 million from discrete items, driven by $93 million of net benefit from a favorable audit settlement and an $8 million release of reserves due to the expiration of the statute of limitations.
As of January 31, 2026 and October 31, 2025, our long-term income tax liabilities for unrecognized tax benefits were $172 million and $241 million, respectively. The decrease primarily reflected the release of $67 million of uncertain tax positions in connection with an audit settlement in January 2026 as well as an $8 million release of reserves due to the expiration of the statute of limitations, offset by current year increases of $6 million.

6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	January 31,
	2026	2025
	(in millions, except per-share amounts)
Net income	$281	$169
Basic weighted-average shares	172	173
Potential common shares	1	1
Diluted weighted-average shares	173	174
Net income per share - basic	$1.64	$0.97
Net income per share - diluted	$1.63	$0.97
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The number of shares excluded was not material for the three months ended January 31, 2026 and 2025.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of January 31, 2026 and October 31, 2025 and the activity for the three months ended January 31, 2026 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2025	$1,967	$1,457	$3,424
Foreign currency translation impact	15	19	34
Goodwill arising from acquisitions	14	2	16
Goodwill at January 31, 2026	$1,996	$1,478	$3,474

There were no impairments of goodwill for the three months ended January 31, 2026 and 2025. As of January 31, 2026 and October 31, 2025, the accumulated impairment loss on goodwill was $709 million as recorded within the CSG reportable segment.
Other intangible assets as of January 31, 2026 and October 31, 2025 consisted of the following:

	January 31, 2026			October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$2,005	$1,142	$863	$1,987	$1,099	$888
Backlog	49	37	12	51	34	17
Trademark/Tradename	43	40	3	43	39	4
Customer relationships	823	460	363	820	442	378
Total amortizable intangible assets	$2,920	$1,679	$1,241	$2,901	$1,614	$1,287
In-Process R&D	10	—	10	17	—	17
Total	$2,930	$1,679	$1,251	$2,918	$1,614	$1,304
During the three months ended January 31, 2026, we recognized additions to goodwill of $16 million and reductions to intangibles of $3 million for measurement period adjustments in the estimated fair values of the assets acquired and liabilities assumed from the 2025 acquisitions of Spirent and other acquisition activity. See Note 2, “Acquisitions,” for additional information. During the three months ended January 31, 2026, we transferred $3 million from in-process R&D to developed technology as projects were successfully completed and recorded an impairment charge of $4 million related to the cancellation of an in-process R&D project.
During the three months ended January 31, 2026, foreign exchange translation had a favorable impact of $19 million on other intangible assets. Amortization of other intangible assets was $65 million and $32 million for the three months ended January 31, 2026 and 2025, respectively.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the three months ended January 31, 2026.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2026 (remainder)	$196
2027	$237
2028	$233
2029	$225
2030	$143
2031	$132
Thereafter	$75
The weighted-average amortization period of amortizable intangible assets in aggregate and by asset class were as follows:

January 31, 2026
(in years)
Developed technology	5
Backlog	1
Trademark/Tradename	1
Customer relationships	6
Total amortizable intangible assets	6

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 and October 31, 2025 were as follows:

	Fair Value Measurements at
	January 31, 2026				October 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Money market funds	$1,439	$1,439	$—	$—	$1,349	$1,349	$—	$—
Derivative instruments (foreign exchange contracts)	21	—	21	—	14	—	14	—
Long-term
Equity investments	115	115	—	—	169	169	—	—
Total assets measured at fair value	$1,575	$1,554	$21	$—	$1,532	$1,518	$14	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—	$8	$—	$8	$—
Long-term
Deferred compensation liability	38	—	38	—	40	—	40	—
Derivative instruments (cross-currency swap contracts)	18	—	18	—	—	—	—	—
Total liabilities measured at fair value	$63	$—	$63	$—	$48	$—	$48	$—

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
Equity investments, including securities that are earmarked to pay the deferred compensation liability, are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings within “other income (expense), net” in the condensed consolidated statement of operations. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in “accumulated other comprehensive income (loss)” in the condensed consolidated balance sheet.
Equity and fixed income investments or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative, and company-owned life insurance contracts measured at cash surrender value are excluded from the fair value hierarchy. The carrying value of such investments was $32 million and $42 million as of January 31, 2026 and October 31, 2025, respectively.
Realized gains and losses from the sale of investments are recorded in earnings. Net realized and unrealized gain (loss) on our equity and other investments was as follows:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Realized gain (loss) on equity and other investments sold	$5	$—
Net unrealized gain (loss) on equity and other investments still held	$(53)	$38
9.    DERIVATIVES
We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, cross-currency swaps, and interest rate swaps, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates and interest rates.
Fair Value Hedges
We enter into interest rate swap contracts to mitigate the interest rate exposure on our senior notes due to changes in the benchmark interest rate. These derivative instruments are designated and qualify as fair value hedges under the criteria prescribed in the authoritative guidance. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings.
In the first quarter of fiscal 2026, we entered into fixed to floating interest rate swap contracts with an aggregate notional amount of $600 million in connection with our 2034 Senior Notes. The change in the fair value of these contracts are recognized in “other assets” with an offset to the carrying value of long-term debt in the condensed consolidated balance sheet and was not material as of January 31, 2026.
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on anticipated debt issuances through fiscal year 2024. In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the 2034 Senior Notes. The remaining gain to be amortized related to the interest rate swap agreements was $92 million as of January 31, 2026.
Net Investment Hedges
We hedge certain net investment positions in foreign subsidiaries. Changes in the fair value of derivative instruments designated as net investment hedges are recognized in accumulated other comprehensive income.

In the first quarter of fiscal 2026, we entered into cross-currency swaps with an aggregate notional amount of $300 million to mitigate foreign currency exposure related to a portion of our Japanese Yen net investment in certain foreign subsidiaries. These hedges are designated as net investment hedges under the criteria prescribed in the authoritative guidance. The changes in the value of the derivative instrument included in the assessment of effectiveness are recognized in “accumulated other comprehensive income (loss)” in the condensed consolidated balance sheet. Amounts representing hedge components excluded from the assessment of effectiveness are recognized in “interest expense” in the condensed consolidated statement of operations.
Other Hedges
We periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
Additionally, in connection with the acquisition of Spirent, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in pounds sterling. The aggregate notional amount of the currencies hedged was 1.2 billion pounds sterling. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. These contracts were settled during fiscal year 2025. For the three months ended January 31, 2025, the net unrealized loss on outstanding contracts was $68 million, recorded in “other income (expense), net” in the condensed consolidated statement of operations.

The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” were 206 and 86, respectively, as of January 31, 2026. The aggregated notional amounts by currency and designation as of January 31, 2026 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$21	$168
Pounds Sterling	12	64
Singapore Dollar	30	22
Malaysian Ringgit	129	7
Japanese Yen	(165)	(78)
Other currencies	(28)	10
Total	$(1)	$193
Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of January 31, 2026 and October 31, 2025 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2026	October 31, 2025	Balance Sheet Location	January 31, 2026	October 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swap contracts
Other assets	$—	$—	Long-term debt	$—	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	13	9	Other accrued liabilities	4	2

Net investment hedges
Cross-currency swap contracts
Other assets	—	—	Other long-term liabilities	18	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	8	5	Other accrued liabilities	3	6
Total derivatives	$21	$14		$25	$8

The effect of derivative instruments for contracts designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Gain (loss) recognized in interest expense	$—	$—
Cash flow hedges
Gain (loss) recognized in accumulated other comprehensive income (loss)	$7	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$4	$2
Selling, general and administrative	$1	$—
Interest expense	$3	$3
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$1
Net investment hedges
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(18)	$—
Gain (loss) excluded from effectiveness testing recognized in earnings:
Interest expense	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$10	$(72)
The estimated amount as of January 31, 2026 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a net gain of $19 million.
10.    DEBT
The following table summarizes the components of our debt:

	January 31, 2026	October 31, 2025
(in millions, except percentages)
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $1 and $1)	$699	$699
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $2 and $2)	498	498
2030 Senior Notes at 5.35% ($750 face amount less unamortized costs of $7 and $7)	743	743
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $6 and $6)	594	594
Total debt	$2,534	$2,534

Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of our senior notes during the three months ended January 31, 2026 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the accounting guidance fair value hierarchy, is approximately $2,569 million and $2,565 million as of January 31, 2026 and October 31, 2025, respectively.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent, including a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of January 31, 2026 and October 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2026.
Letters of Credit
As of January 31, 2026 and October 31, 2025, we had $62 million and $60 million, respectively, of outstanding standby letters of credit, customs bonds, and surety bonds.
11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three months ended January 31, 2026 and 2025, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	January 31,
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost—benefits earned during the period	$4	$4	$2	$2	$—	$—
Interest cost on benefit obligation	9	10	9	9	2	2
Expected return on plan assets	(13)	(13)	(16)	(15)	(3)	(3)
Amortization of net actuarial loss (gain)	1	1	(1)	(1)	(1)	—
Net periodic benefit cost (benefit)	$1	$2	$(6)	$(5)	$(2)	$(1)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three months ended January 31, 2026 and 2025. We contributed $2 million and $3 million to our non-U.S. defined benefit plans during the three months ended January 31, 2026 and 2025, respectively.
For the remainder of 2026, we do not expect to contribute to our U.S. defined benefit plans and U.S. post-retirement benefit plan, and we expect to contribute $10 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, employee retirements, market conditions, interest rates, and other factors.
12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	January 31, 2026	October 31, 2025
	(in millions)
Cash and cash equivalents	$2,178	$1,873
Restricted cash included in other current assets	15	15
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,195	$1,890
Restricted cash includes deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.

Inventory

	January 31, 2026	October 31, 2025
	(in millions)
Finished goods	$435	$425
Purchased parts and fabricated assemblies	613	625
Total inventory	$1,048	$1,050
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Operating lease cost	$17	$15
Variable lease cost	$6	$5
Supplemental information related to our operating leases was as follows:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Cash payment for operating leases	$17	$14
Right-of-use assets obtained in exchange for operating lease obligations	$6	$6
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
Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet, was as follows:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Beginning balance	$30	$31
Accruals for warranties, including change in estimates	7	5
Settlements made during the period	(7)	(6)
Ending balance	$30	$30

Accruals for warranties due within one year	$19	$18
Accruals for warranties due after one year	11	12
Ending balance	$30	$30
Other current assets

	January 31, 2026	October 31, 2025
	(in millions)
Prepaid assets	$273	$285
Tax receivables	113	35
Other current assets	175	166
Total other current assets	$561	$486

Prepaid assets include deposits paid in advance to contract manufacturers of $166 million and $176 million as of January 31, 2026 and October 31, 2025, respectively.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
During the three months ended January 31, 2026, there were no material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Contingencies
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office (“USPTO”), with all or most claims being found invalid in each challenged patent. Centripetal is appealing seven of these findings, and in January 2026 the Federal Circuit Court of Appeals affirmed the decision of the USPTO invalidating all claims of one of the challenged patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated and the appeals process has ended. In one of those cases, Centripetal was ordered to repay Keysight’s costs associated with defense of the case. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination and in January 2026 the Federal Circuit Court of Appeals had a hearing about the ITC findings as well as the USPTO findings invalidating 18 of 20 claims of one of the patents asserted by Centripetal at the ITC. The lawsuit before the Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court (“UPC”) alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures and the EPO revoked the patent in its hearing in November 2025. Centripetal is appealing both the UPC and EPO’s determinations. We continue to deny all the Centripetal allegations and are aggressively defending each case.
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
We are also involved in lawsuits, claims, investigations, and proceedings, including, but not limited to, patent, employment, commercial and environmental matters, which arise in the ordinary course of business.

14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On November 24, 2025, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $1,413 million of common stock remained as of January 31, 2026. It replaced the program previously approved in March 2023, under which $110 million of common stock remained.
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
For the three months ended January 31, 2026, we repurchased 423,055 shares of common stock for $87 million. For the three months ended January 31, 2025, we repurchased 448,413 shares of common stock for $75 million.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three months ended January 31, 2026 and 2025 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs	Gains (losses) on derivatives	Total

	(in millions)
As of October 31, 2025	$(66)	$(264)	$82	$(248)
Other comprehensive income (loss) before reclassifications	49	—	7	56
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	—	(8)	(8)
Tax benefit (expense)	4	(4)	1	1
Other comprehensive income (loss)	53	(4)	—	49
As of January 31, 2026	$(13)	$(268)	$82	$(199)

As of October 31, 2024	$(136)	$(317)	$89	$(364)
Other comprehensive income (loss) before reclassifications	(73)	—	(1)	(74)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	—	(5)	(5)
Tax benefit (expense)	—	—	—	—
Other comprehensive income (loss)	(73)	—	(6)	(79)
As of January 31, 2025	$(209)	$(317)	$83	$(443)

Reclassifications out of accumulated other comprehensive loss into earnings for the three months ended January 31, 2026 and 2025 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in statement of operations
	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Gain (loss) on derivatives	$4	$2	Cost of products
	1	—	Selling, general and administrative
	3	3	Interest expense
	(2)	—	Benefit (provision) for income tax
	$6	$5	Net of income tax

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
The following table reflects information related to our reportable segments:

	Three Months Ended
	January 31,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$1,124	$476	$1,600	$883	$415	$1,298
Segment expenses:(a)(b)
Cost of sales	354	179	533	283	162	444
Research and development	203	76	279	168	62	230
Selling, general and administrative	260	92	352	198	79	278
Other operating expenses (income)	(2)	(1)	(3)	(6)	(2)	(8)
Segment income from operations	$309	$130	$439	$240	$114	$354

Depreciation expense(a)	$25	$13	$38	$20	$11	$31

Capital expenditures	$23	$11	$34	$21	$11	$32
(a) Segment expenses include depreciation expense disclosed below the table.
(b) Amounts in table above may not total due to rounding.
The following table reconciles reportable segments’ income from operations to our income before taxes, as reported:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Total reportable segments' income from operations	$439	$354
Share-based compensation	(77)	(62)
Amortization of acquisition-related balances	(73)	(33)
Acquisition and integration costs	(29)	(28)
Restructuring and other	(12)	(13)
Income from operations, as reported	248	218
Interest income	16	19
Interest expense	(29)	(20)
Other income (expense), net	(37)	(18)
Income before taxes, as reported	$198	$199

The following table presents segment assets directly managed by each segment.

	January 31, 2026			October 31, 2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$6,086	$3,547	$9,633	$6,144	$3,524	$9,668
16.     SUBSEQUENT EVENT
Notwithstanding the decision by the United States Supreme Court on February 20, 2026 in “Learning Resources, Inc. et al v. Trump,” litigation continues in the federal courts regarding the treatment, including recoverability, of certain tariffs. The company is evaluating the potential implications of the ruling and ongoing tariff actions, including the possible eligibility for refunds of previously paid tariffs and any impact on future products and component costs. As of the date of issuance of these financial statements, the company is unable to reasonably estimate the financial impact of this ruling, and no adjustments have been recorded.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. This report contains forward-looking statements which include, but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, and other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, the impacts of increased trade tensions such as an imposition of or increase in tariffs and tightening of export control regulations, slowing demand for products or services, volatility in financial markets, reduced access to credit, changes in interest rates or currency exchange rates, the existence of political or economic instability, impacts of geopolitical tension and conflict in regions outside of the U.S., the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q.
Basis of Presentation
The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30, and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarter periods.
Overview and Executive Summary
Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December 6, 2013, is a global innovator in the computing, communications and electronics markets, committed to advancing our customers’ business success by helping them solve critical challenges in the development and commercialization of their products and services. Our mission, “accelerating innovation to connect and secure the world,” speaks to the value we provide our customers in a world of ever-increasing technological complexity. We deliver this value through a broad range of design, emulation, and test solutions that address the critical challenges our customers face in bringing their innovations to market on ever-shorter schedules.
We invest in research and development (“R&D”) to align our business with available markets and position the company for growth. Our R&D efforts focus on the development of new software and hardware products, as well as improvements to existing products, and solutions aligned to the industries that we serve. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuous flow of innovative, high-quality software, solutions, products, and services. We remain committed to investment in R&D and have focused our development efforts on strategic opportunities to capture future growth.
Acquisition of Spirent Communications plc
In the fourth quarter of fiscal 2025, we acquired all of the outstanding common stock of Spirent Communications plc (“Spirent”) for $1,415 million, net of $127 million cash acquired, using existing cash. For the three months ended January 31, 2026, our acquisition of Spirent resulted in incremental revenue of $88 million. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of the Spirent acquisition.
Impact of U.S. government tariffs
Changes to U.S. tariff policy, which resulted in broad-based increases in tariff rates, impacted our financial results for the three months ended January 31, 2026. Notwithstanding the recent decision by the United States Supreme Court on February 20, 2026, litigation continues in the federal courts regarding the treatment (including recoverability) of certain tariffs. We continue to closely monitor and assess the potential impact of ongoing tariff actions on our results, and take steps across multiple vectors to reduce the impact. This multipronged mitigation approach spans our global manufacturing footprint and sourcing strategies, as well as pricing and cost actions. For additional discussion of risks related to tariffs and trade relations, please refer to the risk factor, in Part II, Item 1A. Risk Factors.
Three months ended January 31, 2026 and 2025
Total orders for the three months ended January 31, 2026 were $1,645 million, an increase of 30 percent compared to the same period last year. Foreign currency movements had a favorable impact of 1 percentage point, and acquisitions had a favorable impact of 7 percentage points, on the year-over-year change. Orders increased across all regions.
Revenue for the three months ended January 31, 2026 was $1,600 million, an increase of 23 percent compared to the same period last year. Foreign currency movements had a favorable impact of 1 percentage point, and acquisitions had a favorable impact of 8 percentage points, on the year-over-year change. Revenue increased in both the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented 70 percent and 30 percent, respectively, of total revenue for the three months ended January 31, 2026.
Net income for the three months ended January 31, 2026 was $281 million compared to $169 million for the same period last year. The increase in net income for the three months ended January 31, 2026 was primarily driven by higher revenue, higher income tax benefit due to a net benefit from a favorable audit settlement and net gains on derivative instruments, partially offset by incremental costs from acquired businesses, net losses on equity investments, higher amortization of acquisition-related balances, impact of tariffs, and higher variable people-related costs.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, quantum computing, high-speed data center networks and infrastructure, satellite networks, artificial intelligence (“AI”), industrial internet of things (“IoT”), defense modernization, and next generation electric vehicles, and autonomous vehicles. We continue to engage actively with our customers and closely monitor the macroeconomic environment, including tariffs, trade restrictions and tightening of export control regulations, monetary and fiscal policies, and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
There were no material changes during the three months ended January 31, 2026 to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Adoption of New Accounting Pronouncements
See Note 1, “Overview and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates due to our global operating, investing, and financing activities. We hedge revenues, expenses, and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The result of these hedging activities are included in the condensed consolidated balance sheet and condensed consolidated statement of operations. We may experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, and monetary assets and liabilities. Our cash flow hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Results from Operations - Three months ended January 31, 2026 and 2025
A summary of our results is as follows:

	Three Months Ended		Year-over-Year
	January 31,		Change
	2026	2025	Three Months
	(in millions, except percentages)
Revenue	$1,600	$1,298	23%
Gross margin	62.2%	63.1%	(1) ppt
Research and development	$303	$249	22%
Percentage of revenue	19%	19%	—
Selling, general and administrative	$447	$361	24%
Percentage of revenue	28%	28%	—
Other operating expense (income), net	$(3)	$(8)	(58)%
Income from operations	$248	$218	14%
Operating margin	15.5%	16.8%	(1) ppt
Interest income	$16	$19	(16)%
Interest expense	$(29)	$(20)	46%
Other income (expense), net	$(37)	$(18)	106%
Income before taxes	$198	$199	—
Provision (benefit) for income taxes	$(83)	$30	—
Net income	$281	$169	67%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table provides the percentage change in revenue for the three months ended January 31, 2026 by geographic region and the impact of foreign currency movements as compared to the same period last year.

	Year-over-Year Change
	Three Months Ended
	January 31, 2026
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)
Americas	23%	—
Europe	27%	7 ppts
Asia Pacific	21%	—
Total revenue	23%	1 ppt
Refer to the “Segment Overview” section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on changes in revenue during the three months ended January 31, 2026.
Gross Margin, Operating Margin, and Income Before Taxes
Gross margin for the three months ended January 31, 2026 decreased 1 percentage point compared to the same period last year, primarily driven by the impact of tariffs, higher amortization of acquisition-related balances, and higher people-related costs, partially offset by higher revenue volume and favorable gross margin impact from acquisitions.
R&D expense for the three months ended January 31, 2026 increased 22 percent compared to the same period last year, primarily driven by incremental costs from acquired businesses, continued investments in key growth opportunities in our end markets and leading-edge technologies, and higher variable people-related costs.
Selling, general and administrative expense for the three months ended January 31, 2026 increased 24 percent compared to the same period last year, primarily driven by incremental costs from acquired businesses, higher people-related costs, and higher amortization of acquisition-related balances.
Other operating expense (income), net for the three months ended January 31, 2026 was income of $3 million compared to income of $8 million for the same period last year.
Operating margin for the three months ended January 31, 2026 decreased 1 percentage point compared to the same period last year, primarily due to gross margin declines.
Interest income for the three months ended January 31, 2026 was $16 million compared to $19 million for the same period last year and primarily relates to interest earned on our cash balances. Interest expense for three months ended January 31, 2026 was $29 million compared to $20 million for the same period last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three months ended January 31, 2026 was expense of $37 million compared to expense of $18 million for the same period last year. The increase in other expense, net for the three months ended January 31, 2026 is primarily driven by net losses on equity investments, partially offset by net gains on derivative instruments and lower amortization of actuarial losses.
As of January 31, 2026 and 2025, our headcount was approximately 16,600 and 15,400, respectively. The increase is primarily driven by acquisitions.
Income Taxes
We calculate income taxes for interim reporting periods by applying the estimated annual effective tax rate to year-to-date results and adjusting for tax items that are discrete to each period.
The following table provides income tax details:

	Three Months Ended
	January 31,
	2026	2025
	(in millions, except percentages)
Income before taxes	$198	$199
Provision (benefit) for income taxes	$(83)	$30
Effective tax rate	(42)%	15%

For the three months ended January 31, 2026 and 2025, we recorded an income tax benefit of $83 million and income tax expense of $30 million, respectively, resulting in an effective tax rate of (42%) and 15%, respectively. The effective tax rate is generally lower than the U.S. federal statutory rate of 21% primarily due to favorable tax rates on certain earnings from operations in lower tax jurisdictions, partially offset by U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) inclusions.
For the three months ended January 31, 2026, we recorded net income tax benefits of $106 million from discrete items, driven by $93 million of net benefit from a favorable audit settlement and an $8 million release of reserves due to the expiration of the statute of limitations.
As of January 31, 2026 and October 31, 2025, our long-term income tax liabilities for unrecognized tax benefits were $172 million and $241 million, respectively. The decrease primarily reflected the release of $67 million of uncertain tax positions in connection with an audit settlement in January 2026 as well as an $8 million release of reserves due to the expiration of the statute of limitations, offset by current year increases of $6 million.
Segment Overview
We have two reportable operating segments, CSG and EISG. The profitability of each of the segments is measured after excluding share-based compensation expense, amortization of acquisition-related balances, acquisition and integration costs, restructuring costs, interest income, interest expense, and other items.
A significant portion of the segments’ expenses arise from allocated corporate charges, expenses related to our centralized sales force, and global services, marketing, and technology functions that are provided to the segments in order to realize economies of scale and to efficiently use resources. Corporate charges include legal, accounting, real estate, insurance, information technology, treasury, and other corporate infrastructure expenses. Segment allocations are determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, the segments. Newly acquired businesses are not allocated these charges until integrated into our shared services and corporate infrastructure.
Communications Solutions Group
CSG serves customers spanning the global commercial communications and aerospace, defense, and government end markets. The group’s solutions consist of electronic design, emulation, and test software, instrumentation, systems, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of communication systems in wireless, wireline (data center ecosystem), enterprise, and aerospace, defense, and government end markets. Our recent acquisition of Spirent adds wireless network test and assurance and positioning technology solutions to our portfolio, complementing our design, validation, and performance offerings to deliver end-to-end solutions to our customers.
Revenue

	Three Months Ended		Year- over-Year
	January 31,		Change
	2026	2025	Three Months
	(in millions)
Total revenue	$1,124	$883	27%
CSG revenue for the three months ended January 31, 2026 increased 27 percent compared to the same period last year. Foreign currency movements had a favorable impact of 1 percentage point, and acquisitions had a favorable impact of 10 percentage points on the year-over-year change. Revenue grew across all regions and in both the commercial communications and the aerospace, defense, and government end markets. The increase in revenue was primarily driven by demand in high-speed networks to support the growing need for AI capabilities and aerospace and defense solutions. Our customers continued their R&D spend in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G/1.6T Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking, and major defense and government programs worldwide.
Our commercial communications end market revenue for the three months ended January 31, 2026 increased 33 percent year-over-year and represented 67 percent of total CSG revenue. Revenue grew across all regions. The year-over-year increase in revenue was primarily driven by our customers R&D spend in terabit solutions and expanding 400G/800G/1.6T transceiver manufacturing capacity to meet rising demand for AI capabilities. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which drove demand for our 400G/800G Ethernet solutions, both in R&D and manufacturing.
Our aerospace, defense, and government end market revenue for the three months ended January 31, 2026 increased 18 percent year-over-year and represented 33 percent of total CSG revenue. Revenue growth in the Americas and Europe was partially offset by a decline in Asia Pacific. The year-over-year increase in revenue was primarily driven by strong growth in radar and spectrum operations coupled with space and satellite solutions. We continue to see investments in defense modernization and new technologies.
Gross Margin and Operating Margin

	Three Months Ended		Year- over-Year
	January 31,		Change
	2026	2025	Three Months
	(in millions, except percentages)
Gross margin	68.5%	68.0%	—
Research and development	$203	$168	21%
Selling, general and administrative	$260	$198	31%
Other operating expense (income), net	$(2)	$(6)	(60)%
Income from operations	$309	$240	29%
Operating margin	27.5%	27.2%	—
Gross margin for the three months ended January 31, 2026 was flat compared to the same period last year, as higher revenue volume and favorable gross margin impact from acquisitions were offset by the impact of tariffs and higher people-related costs.
R&D expense for the three months ended January 31, 2026 increased 21 percent compared to the same period last year, primarily driven by incremental costs from acquired businesses, continued investments in key growth opportunities in our end markets and leading-edge technologies and higher variable people-related costs.
Selling, general and administrative expense for the three months ended January 31, 2026 increased 31 percent compared to the same period last year, primarily driven by incremental costs from acquired businesses, higher people-related costs, and higher infrastructure costs.
Other operating expense (income), net for the three months ended January 31, 2026 was income of $2 million compared to income of $6 million for the same period last year.
Operating margin for the three months ended January 31, 2026 was flat compared to the same period last year, driven by flat movements in gross margin and operating expenses as a percentage of sales.
Electronic Industrial Solutions Group
EISG serves customers across a diverse set of end markets focused on automotive and energy, semiconductor solutions, and general electronics. The group's solutions consist of electronic design, emulation, test and simulation software, instrumentation, systems, computer-aided engineering solutions, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of electronic equipment.
Revenue

	Three Months Ended		Year-over-Year
	January 31,		Change
	2026	2025	Three Months
	(in millions)
Total revenue	$476	$415	15%
EISG revenue for the three months ended January 31, 2026 increased 15 percent compared to the same period last year. Foreign currency movements had a favorable impact of 2 percentage points, and acquisitions had a favorable impact of 3 percentage points on the year-over-year change. Revenue increased in Europe and Asia Pacific, partially offset by a decline in the Americas. Revenue increased across all markets. The increase in revenue was driven by AI-driven demand for advanced semiconductor technologies, software-defined vehicles and autonomous driving, industrial IoT, digital health, and fab capacity.

Gross Margin and Operating Margin

	Three Months Ended		Year-over-Year
	January 31,		Change
	2026	2025	Three Months
	(in millions, except percentages)
Gross margin	62.4%	61.1%	1 ppt
Research and development	$76	$62	22%
Selling, general and administrative	$92	$79	17%
Other operating expense (income), net	$(1)	$(2)	(54)%
Income from operations	$130	$114	14%
Operating margin	27.2%	27.4%	—
Gross margin for the three months ended January 31, 2026 increased 1 percentage point compared to the same period last year, primarily driven by higher revenue volume and favorable gross margin impact from acquisitions, partially offset by the impact of tariffs and higher people-related costs.
R&D expense for the three months ended January 31, 2026 increased 22 percent compared to the same period last year, primarily driven by incremental costs from acquired businesses, continued investments in key growth opportunities in our end markets and leading-edge technologies, and higher variable people-related costs.
Selling, general and administrative expense for the three months ended January 31, 2026 increased 17 percent compared to the same period last year, primarily driven by incremental costs from acquired businesses, higher people-related costs, and higher infrastructure costs.
Other operating expense (income), net for the three months ended January 31, 2026 was income of $1 million compared to income of $2 million for the same period last year.
Operating margin for the three months ended January 31, 2026 was flat compared to the same period last year, as higher operating expenses as a percentage of sales were offset by gross margin gains.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$441	$378
Net cash used in investing activities	$(44)	$(33)
Net cash used in financing activities	$(99)	$(74)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities increased $63 million during the three months ended January 31, 2026 compared to the same period last year.
•Net income for the three months ended January 31, 2026 increased $112 million compared to the same period last year. Non-cash adjustments to net income were $152 million higher, primarily due to a $90 million increase in unrealized losses on investments in equity securities, a $32 million increase in amortization, a $14 million increase in share-based compensation expense, a $9 million decrease in deferred tax benefit, a $7 million increase in depreciation expense, and a $5 million increase in other non-cash expenses, partially offset by a $5 million gain on sale of investments.
•The aggregate change in accounts receivable, inventory, and accounts payable provided net cash of $17 million during the first three months of fiscal 2026 compared to net cash provided of $11 million in the same period last year. The amount of cash flow generated from or used by the aggregate of accounts receivable, inventory, and accounts payable depends upon the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers and can be significantly impacted by the timing of shipments and purchases, as well as collections and payments in a period.
•The aggregate of income taxes payable and receivable used net cash of $94 million during the first three months of fiscal 2026 compared to net cash provided of $29 million in the same period last year, primarily driven by a current year income tax benefit due to one-time discrete tax items (see Note 5, “Income Taxes,” for additional information), partially offset by income tax accruals.
•The aggregate movements in other assets and liabilities used net cash of $6 million during the first three months of fiscal 2026 compared to net cash provided of $78 million in the same period last year, primarily driven by changes in derivative assets and liabilities (see Note 9, “Derivatives,” for additional information), higher payroll-related payments, net of accruals, higher interest payments, net of accruals, partially offset by changes in deferred revenue and other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities increased $11 million during the three months ended January 31, 2026 compared to the same period last year, primarily driven by $16 million cash used for acquisition activities and $2 million increase in cash used for purchases of property, plant and equipment, partially offset by $7 million proceeds from the sale of investments.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, and treasury stock repurchases.
Net cash used in financing activities increased $25 million during the three months ended January 31, 2026 compared to the same period last year, primarily driven by a $13 million payment of acquisition-related deferred consideration and $12 million higher treasury stock repurchases.
Treasury Stock Repurchases
On November 24, 2025, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, of which $1,413 million of common stock remained as of January 31, 2026. It replaced the program previously approved in March 2023, under which $110 million of common stock remained. The stock repurchase program may be commenced, suspended, or discontinued at any time at the company’s discretion and does not have an expiration date. See “Issuer Purchases of Equity Securities” under Part II Item 2 for additional information.
Debt

	January 31, 2026	October 31, 2025
	(in millions)
Senior Notes (par value)	$2,550	$2,550
Revolving Credit Facility	$750	$750
Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of our senior notes during the three months ended January 31, 2026 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Revolving Credit Facility
On July 30, 2021, we entered into an amended and restated credit agreement (the “Revolving Credit Facility”), which provides a $750 million five-year unsecured revolving credit facility that expires on July 30, 2026. Borrowings under the facility bear an annual interest rate of SOFR + 1.1 percent including a facility fee of 0.1 percent per annum. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $250 million in the aggregate. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of January 31, 2026 and October 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the Revolving Credit Facility during the three months ended January 31, 2026.
See Note 10, “Debt,” for additional information.
Cash and cash requirements
Cash

	January 31, 2026	October 31, 2025
	(in millions)
Cash, cash equivalents and restricted cash	$2,195	$1,890
U.S.	$488	$573
Non-U.S.	$1,707	$1,317
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
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
During the three months ended January 31, 2026, we released $56 million of uncertain tax positions resulting from an audit settlement. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
For the remainder of fiscal 2026, we do not expect to contribute to our U.S. defined benefit plans and U.S. post-retirement benefit plan, and expect to contribute $10 million to our non-U.S. defined benefit plans. The amounts we contribute depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors. See Note 11, “Retirement Plans and Post-Retirement Benefit Plans,” for additional information.
We expect capital spending to be approximately $160 million in 2026, primarily for investments in capacity expansion and technology investments.
As of January 31, 2026, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
In the first quarter of fiscal 2026, we entered into fixed to floating interest rate swap contracts with an aggregate notional amount of $600 million in connection with our 2034 Senior Notes. Additionally, in the first quarter of fiscal 2026, we entered into cross-currency swaps with an aggregate notional amount of $300 million to mitigate foreign currency exposure related to a portion of our Japanese Yen net investment in certain foreign subsidiaries. See Note 9, “Derivatives,” in Part 1 Item 1 for additional information.
There were no other material changes during the three months ended January 31, 2026 to this information reported in our 2025 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office (“USPTO”), with all or most claims being found invalid in each challenged patent. Centripetal is appealing seven of these findings and in January 2026 the Federal Circuit Court of Appeals affirmed the decision of the USPTO invalidating all claims of one of the challenged patents. In addition, in February 2022 Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated and the appeals process has ended. In one of those cases, Centripetal was ordered to repay Keysight’s costs associated with defense of the case. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination and in January 2026 the Federal Circuit Court of Appeals had a hearing about the ITC findings as well as the USPTO findings invalidating 18 of 20 claims of one of the patents asserted by Centripetal at the ITC. The lawsuit before the Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court (“UPC”) alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures and the EPO revoked the patent in its hearing in November 2025. Centripetal is appealing both the UPC and EPO’s determinations. We continue to deny all the Centripetal allegations and are aggressively defending each case.
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
Because we operate our businesses and sell our solutions worldwide, our businesses are subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. However, there can be no assurances that our international sales will continue at existing levels or grow in accordance with our effort to increase foreign market penetration. In addition, many of our employees, contract manufacturers, suppliers, and manufacturing facilities are located outside the U.S. Accordingly, our future results could be negatively impacted by a variety of factors, including, but not limited to:
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
Our business is sensitive to negative changes in general economic conditions, both inside and outside the U.S. Global and regional economic volatility and uncertainty, inflation, and potential recession has and may continue to impact our business, resulting in:
•increased cost to manufacture products or deliver solutions;
•reduced customer purchasing power;
•reduced demand for our solutions and services and reduced, delayed, or canceled orders;
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
There have been recent and ongoing changes to U.S. tariff policy, resulting in broad-based increases in tariff rates. Commencing in the second quarter of fiscal 2025, new U.S. tariffs applying to imports from all countries were announced, including significantly higher rates on imports from China. In response, several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications and delays to its tariff policy and further changes may be made in the future. Notwithstanding the decision by the United States Supreme Court on February 20, 2026 in Learning Resources, Inc. et al v. Trump, litigation continues in the federal courts regarding the treatment (including recoverability) of certain tariffs. Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China and other countries impacted by the increased tariffs. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. Continued uncertainty around trade policy could substantially change our cost of operating in such jurisdictions. Moreover, these tariffs and any other trade restrictions imposed on our customers or suppliers could adversely affect our financial results and position through reduced demand for our products and solutions, cancelled orders, supply chain disruptions, increased transaction costs, and increased expenses. If the U.S.’ relationship with countries subject to increased tariffs results in additional trade disputes, trade protection measures, retaliatory actions and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected.

Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism, and war could result in market instability, which could negatively impact our business results.
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
Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of technology-related spending and orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality or cyclicality of our markets, some of which have recently experienced significant growth which may not be sustainable. However, due to factors such as inflation, the potential for recession, trade barriers or restrictions, increased geopolitical tensions, including regional conflict and war, the markets we serve may experience increased volatility and may not experience the seasonality or cyclicality that we expect. Our customers’ markets may also be affected by changes in the legal regulatory regime. If our customers’ markets decline, orders may decline, may be delayed or cancelled, and we may not be able to collect outstanding amounts due to us. Such declines could harm our financial position, results of operations, cash flows, and stock price, and could limit our profitability. In such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, R&D and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.
A decreased demand for our customers’ products or trade barriers or restrictions could adversely affect our results of operations.
Our business depends on our customers’ ability to manufacture, design, and sell their products in the marketplace. International trade disputes affecting our customers could adversely affect our business.
There have been recent and ongoing changes to U.S. tariff policy, resulting in broad-based increases in tariff rates. Commencing in the second quarter of fiscal 2025, new U.S. tariffs applying to imports from all countries were announced, including significantly higher rates on imports from China. In response, several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications and delays to its tariff policy and further changes may be made in the future. Notwithstanding the decision by the United States Supreme Court on February 20, 2026 in Learning Resources, Inc. et al v. Trump, litigation continues in the federal courts regarding the treatment (including recoverability) of certain tariffs.
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
We generally sell our solutions in industries that are characterized by increased competition through frequent new solution and service introductions, rapid technological changes and innovations, and changing industry standards. In addition, many of the markets in which we operate are seasonal and cyclical. Without the timely introduction of new solutions, services and enhancements, our solutions and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. Our ability to offer new solutions and services and to deploy them in a timely manner depend on several factors, including, but not limited to, our ability to:
•properly identify and assess customer needs;
•innovate and develop new technologies, applications, and solutions;
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We devote significant resources to develop new technologies in communications, aerospace and defense, automotive, and the Internet of Things. We invest in R&D, grow and deepen relationships with customers and suppliers, and direct our corporate and operational resources to develop innovative technologies. Our financial results could be harmed if we fail to expand our customer base, if demand for our solutions is lower than we expect, or if our revenue related to our innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
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
Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand is lower than our expectations, our manufacturing capacity will likely exceed our production requirements. During an economic downturn, if we had excess manufacturing capacity, our fixed costs associated with excess manufacturing capacity would adversely affect our income, margins, and operating results. By contrast, if, during a general market upturn or an upturn in our business, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill all orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our income, margins, and operating results.
Key customers or large orders may expose us to additional business and legal risks that could have a material adverse impact on our operating results and financial condition.
As a global company, we have key customers all over the world, although no one customer makes up more than 10 percent of our revenue. Sales to those customers could be reduced or eliminated as a result of failure to respond to customer needs, reduced customer demand, increased sales to our competitors, inability to manufacture or ship products and solutions, supply chain constraints, government requirements, trade restrictions, sanctions, and embargoes. We have experienced forced reductions in sales and been prevented from selling large orders to certain key customers due to trade restrictions, which we have been able to mitigate with the addition of new customers and new business. If we have future reductions in sales or lose key customers, there is no guarantee that we will be able to mitigate the impact of such reductions or losses, which could negatively impact our income, operating results, and financial condition.
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
There is potential for industry consolidation in our markets. As companies attempt to expand, strengthen, or hold their market positions in an evolving industry, companies could be acquired or may be unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. Industry consolidation may result in stronger competitors and could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the communications market, rapid consolidation would lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
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
Our acquisitions, strategic alliances, joint ventures, internal reorganizations, and divestitures may result in financial results that are different than expected.
In the normal course of business, we may engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures, and divestitures. Additionally, we occasionally make changes to our internal structure to align business products, services, and solutions with market demands and to obtain cost synergies and operational efficiencies. As a result of such transactions, our financial results may differ from our own or the investment community’s expectations in a given fiscal quarter, or over the long-term. If market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions or reorganizations. Further, such third-party transactions often have post-closing arrangements, including, but not limited to, post-closing adjustments, transition services, escrows, or indemnifications, the financial results of which can be difficult to predict. Acquisitions and strategic alliances may require us to integrate a different company culture, management team, employees, and business infrastructure into our existing operations without impacting the business operations of the newly acquired company. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances performance and expands the markets of the newly acquired company. The acquired company may not enhance the performance of our businesses or product lines such that we do not realize the value from expected synergies. Depending on the size and complexity of an acquisition, the successful integration of the entity depends on a variety of factors, including but not limited to:
•the achievement of anticipated cost savings, synergies, business opportunities, and growth prospects from combining the acquired company;
•the scalability of production, manufacturing, and marketing of products of a newly acquired company to broader adjacent markets;
•the ability to cohesively integrate operations, product definitions, price lists, contract terms and conditions, delivery, and technical support for products and solutions of a newly acquired company into our existing operations;
•the compatibility of our infrastructure, operations, policies, and organizations with those of the acquired company;
•the retention of key employees and/or customers;
•the management of facilities and employees in different geographic areas; and
•the management of relationships with our strategic partners, suppliers, and customer base.
If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, and stock price could be negatively impacted. Additionally, we may record significant goodwill and other assets as a result of acquisitions or investments, and we may be required to incur impairment charges, which could adversely affect our consolidated financial position and results of operations.
Any inability to complete acquisitions on acceptable terms could negatively impact our revenue growth rate and financial performance.
Our ability to grow revenues, earnings, and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies and business performance. Identifying appropriate acquisition targets and closing acquisitions can be difficult for a variety of reasons, including, but not limited to, limited due diligence, high valuations, difficulty obtaining business and intellectual property evaluations, other interested parties, negotiations of the definitive documentation, satisfaction of closing conditions, the need to obtain antitrust or other regulatory approvals on acceptable terms, and availability of funding. The inability to close appropriate acquisitions on acceptable terms could adversely impact our revenue growth rate and financial performance.
We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions, and such financing may not be available on terms favorable to us, if at all, and may be dilutive to existing shareholders.
We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance solutions, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations and ability to pay dividends due to restrictive covenants.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity, and results of operations.
We currently have outstanding debt as well as availability to borrow under the Revolving Credit Facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business, or repurchases of our outstanding shares of common stock.
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
A substantial amount of our solutions are priced and paid for in U.S. Dollars, although many of our solutions are priced in local currencies and a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies and could be impacted by significant currency exchange rate fluctuations. Our hedging programs are designed to reduce, but not entirely eliminate, within any given 12-month period, the impact of currency exchange rate movements, including those caused by currency controls, which could impact our business, operating results, and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond a 12-month period, our hedging strategy will not mitigate our exchange rate risk. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of these counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in the number of available counterparties, increasingly unfavorable terms, or the failure of counterparties to perform under hedging contracts.
We are or will be subject to ongoing tax examinations of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition, and liquidity.
We are or will be subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with the sale of inventory, services, intellectual property, and cost sharing arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. The outcomes of these tax examinations could have an adverse effect on our operating results and financial condition. Due to the complexity of tax contingencies, the ultimate resolution of any tax matters related to operations may result in payments greater or less than amounts accrued.
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
We are subject to federal, state, and local taxes in the U.S. and numerous foreign jurisdictions. We devote significant resources to evaluating our tax positions and our worldwide provision for taxes. Any changes to the positions we have taken could result in an impact to our financial statements. Our financial results and tax treatment are susceptible to changes in tax, accounting, and other laws, including the Tax Cuts and Jobs Act, the Inflation Reduction Act, and the One Big Beautiful Bill Act in the U.S., regulations, principles, and interpretations in the U.S. and in other jurisdictions where we do business. With the existence of economic and political policies that favor domestic interests, it is possible that more countries will enact tax laws that either increase the tax rates or reduce or change the tax incentives available to multinational companies. Upon a change in tax laws in any territory where we do significant business, we may not be able to maintain our current tax rate or qualify for or maintain the benefits of any tax incentives offered, to the extent such incentives are offered.
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
If we suffer a loss to our factories, facilities, or distribution system due to a catastrophic event, including events caused by the effects of climate change, our operations could be significantly harmed.
Our factories, facilities, and distribution system are vulnerable to catastrophic loss due to natural or man-made disasters. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes, and other weather-related disasters, which can cause power outages and network disruptions that may impact operations and our ability to manufacture and ship products, which may negatively impact revenue. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake or other natural disasters due to their locations. For example, our production facilities, headquarters, and laboratories in California and our production facilities in Japan are all located in areas with above-average seismic activity. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments, and revenue and result in large expenses to repair or replace the facility. Since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Even where insured, there is a risk that an insurer may deny or limit coverage or may become financially incapable of covering claims. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost, and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

Our commitment to net zero emissions in company operations by fiscal year 2040 will be subject to significant costs and regulations, which could impact business operations, processes, revenue, and reputation.
In May 2021, the company disclosed its commitment to achieving net zero Scope 1 and Scope 2 emissions by the end of fiscal year 2040. The company plans to meet this commitment by reducing energy consumption through efficiency and conservation measures, investments in renewable energy, and selective purchase of certified offsets for residual emissions. The company also committed in September 2021 to developing approved science-based targets in line with limiting global warming to 1.5 degrees Celsius above pre-industrial levels. In addition to Scope 1 and Scope 2 emissions defined by our net zero goal, the company has developed Scope 3 reduction and engagement targets across relevant categories as part of our commitment to science-based targets, which were approved by Science Based Target Initiative (“SBTi”) on October 27, 2023. The development and implementation of goals and targets may require significant and expensive capital improvements, changes in product development, manufacturing processes, and shipping methods. These changes may materially increase the cost to manufacture and ship products and solutions, result in price increases to customers, reduce product or solution performance, and create customer dissatisfaction, potentially adversely impacting our revenue and profitability.
Achieving net zero emissions goals and targets may entail compliance with evolving laws and regulatory requirements, which may cause us to change or reconfigure facilities and operations to meet regulatory standards. If operations are out of compliance, we may be subject to civil or criminal actions, fines and penalties and be required to make significant changes to facilities and operations and temporarily or permanently shut down non-compliant operations, which could result in business disruption and significant unexpected expense, delays in or inability to develop, manufacture, and ship products and solutions, customer dissatisfaction, loss of revenue, and damage to our reputation.
If we are unable to sufficiently reduce Scope 1 and Scope 2 emissions through energy reduction measures or our investments in renewable energy are not successful, we may fail to achieve our net zero emission commitment by fiscal year 2040. If we are unable to achieve Scope 3 reduction and engagement targets, we may fail to achieve our commitment to science-based targets. Failing to achieve the company’s net zero or science-based targets commitments could result in regulatory non-compliance, criminal or civil actions against us, assessment of fees and penalties, inability to develop, manufacture, and ship products, customer dissatisfaction with our products and solutions, reduced revenue and profitability, shareholder lawsuits, and damage to our reputation.
Third parties may claim that we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling solutions or services.
From time-to-time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office (“USPTO”), with all or most claims being found invalid in each patent. Centripetal is appealing seven of these findings and in January 2026 the Federal Circuit Court of Appeals affirmed the decision of the USPTO invalidating all claims of one of the challenged patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated and the appeals process has ended. In one of those cases, Centripetal was ordered to repay Keysight’s costs associated with defense of the case. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination and in January 2026 the Federal Circuit Court of Appeals had a hearing about the ITC findings as well as the USPTO findings invalidating 18 of 20 claims of one of the patents asserted by Centripetal at the ITC. The lawsuit before the Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the Unified Patent Court (“UPC”) alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures and the EPO revoked the patent in its hearing in November 2025. Centripetal is appealing both the UPC and EPO’s determinations. We continue to deny all the Centripetal allegations and are aggressively defending each case.
Disputes and litigation regarding patents or other intellectual property are costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from business operations. Claims of intellectual property infringement could cause us to enter into a costly or restrictive license agreement (which may not be available under acceptable terms, or at all), require us to redesign certain of our solutions (which would be costly and time-consuming), and/or subject us to significant damages or an injunction against the development, sale, and importation of certain solutions or services. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will be available to us in the future on terms favorable to us, or at all.
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
Our pending patent, copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights, or trademarks. In addition, our patents, copyrights, trademarks, and other intellectual property rights may not provide us with a significant competitive advantage. Different jurisdictions vary widely in the level of protection and priority they give to trademark and other intellectual property rights.
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
We rely on several centralized IT systems as well as cloud-based service providers to provide solutions and services, maintain financial records, retain sensitive data such as intellectual property, proprietary business information, and data related to customers, suppliers, and business partners, process orders, manage inventory, process shipments to customers, and operate other critical functions. The ongoing maintenance and security of this information is important to the success of our business operations and our strategic goals.
Despite the implementation of network security measures by us and our third-party service providers, our network and our data may be vulnerable to cybersecurity attacks, computer viruses, break-ins, and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, employee training, and routine updates and modifications. Despite our efforts and those of our service providers to create these security barriers, as new threats emerge, including the use of artificial intelligence (“AI”) by threat actors, it is virtually impossible to entirely eliminate this risk. Cybersecurity attacks are evolving and include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Any such event could have a material adverse effect on our business, reputation, operating results, and financial condition, and no assurance can be given that efforts to reduce the risk of such attacks will be successful.
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
In an effort to improve information security, governments may enact rules, regulations, standards, and attestation requirements. These requirements may be unclear, onerous, and compliance may be burdensome and costly. Additionally, the requirements may vary from jurisdiction to jurisdiction and may include differing or conflicting requirements. Compliance with the requirements could impact both the order availability of existing products as well as the introduction timing of new products, which could cause customers to stop purchasing our solutions and could impact our revenue and profits. The failure to comply with such requirements, once enacted, may result in lost orders, reduced revenue, fines, penalties, and damage to our reputation.

In addition, our IT systems and those of our service providers may be susceptible to damage, disruptions, instability, or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, cybersecurity attacks, hacking, sabotage, acts of vandalism, implementation of new operational systems or software or upgrades to existing systems and software, catastrophes, or other unforeseen events. Such events could result in the disruption of business processes, network degradation, and system downtime, along with the potential that a third party will exploit our critical assets, such as intellectual property, proprietary business information and data related to our customers, suppliers, and business partners. Further, such events could result in loss of revenue, loss of or reduction in purchase orders, inability to report financial information, litigation, regulatory fines and penalties, and other damage that could have a material impact on our business operations. To the extent that such disruptions occur, our customers and partners may lose confidence in our solutions, and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.
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
Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive, and administrative personnel, including personnel joining our company through acquisitions. The markets in which we operate are dynamic, and from time to time we may need to respond with reorganizations, reductions in workforce, salary freezes or reductions, or site closings. We believe our compensation packages are competitive within the regions in which we operate. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as launching effective product innovations, meeting financial goals, and maintaining or expanding our business. We rely occasionally on hiring qualified international candidates or transferring employees between the U.S. and several foreign countries. The immigration process can be subject to frequent changes and limitations. We may experience difficulty in obtaining work authorizations for some of our employees that are foreign nationals transferring to the U.S. and other key countries where we operate, which could negatively impact our ability to strategically locate our personnel. Changes to immigration policies and quotas impacting the granting of visas for higher education candidates and knowledge-based workers in many jurisdictions where we operate could impact our ability to recruit and retain the highly-trained and accomplished talent needed to maintain our operations.
If we fail to maintain satisfactory compliance with certain regulations, we may be subject to substantial negative financial consequences and civil or criminal penalties.
We and our customers are subject to various significant international, federal, state, and local regulations, including, but not limited to, export regulations, sanctions and embargoes, packaging, data privacy, product content, environmental, health, and safety, and labor. These regulations are complex, change frequently, and may become more stringent over time. We have been required to incur significant expenses to comply with these regulations and to remedy violations of certain import/export regulations. Any future failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, high financial penalties, product recalls or impositions of fines, and restrictions on our ability to carry on or expand our operations. If demand for our solutions is adversely affected or our costs increase, our business would suffer.
Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state, and local laws governing health and safety and the environment. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging, and product content requirements. We apply strict standards for protection of the environment and occupational health and safety inside and outside the U.S., even where not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental and occupational health and safety laws. In spite of these efforts, no assurance can be given that we will be compliant with all applicable environmental and workplace health and safety laws and regulations and violations could result in civil or criminal sanctions, fines, and penalties.

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
In January 2025, the U.S. government issued executive orders prohibiting illegal Diversity, Equity and Inclusion (“DEI”) programs, policies, and activities and has increased scrutiny of companies’ DEI initiatives. Keysight has long had a policy of providing equal employment opportunity for all employees. Although we believe that our policies and programs comply with the law in all jurisdictions in which we operate, there can be no assurance that the current administration in the U.S. will not deem certain company policies and programs to be illegal DEI. Such a determination could result in extended investigations, litigation, fines, penalties, and damage to our reputation or brand and could adversely affect our operations and our business results.
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
Because we have extensive international operations, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. Although we actively maintain policies and procedures designed to ensure ongoing compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate these policies and procedures. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our solutions in one or more countries, and could also materially affect our brand, ability to attract and retain employees, international operations, business and operating results.
Our business and financial results may be adversely affected by various legal and regulatory proceedings.
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. On January 1, 2022, Centripetal Networks filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office, with all or most claims being found invalid in each challenged patent. Centripetal is appealing seven of these findings, and in January 2026 the Federal Circuit Court of Appeals affirmed the decision of the USPTO invalidating all claims of one of the challenged patents. In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or EPO opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. In one of those cases, Centripetal was ordered to repay Keysight’s costs associated with defense of the case. The third patent had all but one claim invalidated at trial and is under appeal. In April 2022, Centripetal filed a complaint with the ITC requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and should be enjoined from importing certain products that are manufactured outside of the U.S. and which are alleged to infringe Centripetal patents. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337 and the investigation was terminated. Centripetal has appealed this determination and in January 2026 the Federal Circuit Court of Appeals had a hearing about the ITC findings as well as the USPTO findings invalidating 18 of 20 claims of one of the patents asserted by Centripetal at the ITC. The lawsuit before the Federal District Court in Virginia is stayed pending the finalization of appeals of the ITC findings and validity challenges. On August 21, 2024, Keysight was served in Germany with a complaint filed in the UPC alleging that certain Keysight products sold in Germany, France, Italy and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight did not infringe the patent. Keysight also challenged the validity of the patent using EPO opposition procedures, and the EPO revoked the patent in its hearing in November 2025. Centripetal is appealing both the UPC and EPO’s determinations.
Although we deny the allegations and are aggressively defending each case, the outcome of existing proceedings, lawsuits, and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict.

Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could adversely affect our business, operating results, or financial condition.
Our internal controls may be determined to be ineffective, which may adversely affect investor confidence in our company, the value of our stock, and our access to capital.
We devote significant resources and time to comply with various internal control over financial reporting requirements, including the Sarbanes Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock or on our access to capital, or cause us to be subject to investigation or sanctions by the Securities and Exchange Commission.
Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.
Our cash and cash equivalents are invested or held in a mix of money market funds, time deposit accounts, and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.
Future investment returns on pension assets may be lower than expected or interest rates may decline, requiring us to make significant additional cash contributions to our plans.
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
Our current manufacturing processes involve the use of substances regulated under various international, federal, state, and local laws governing the environment. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if the sites outside the U.S. are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

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
•changes in accounting standards, policies, guidance, interpretations, or principles;
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
•new or expanded trade barriers, tariffs, and restrictions;
•economic conditions such as inflation, recession, interest rates, or currency exchange rates;
•geopolitical conflicts; and
•other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock, and possibly with disproportionate effect compared to the broader market.
When the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of management and other resources.
We do not currently pay dividends on our common stock.
We do not currently pay dividends on our common stock. The payment of any dividends in the future, and the timing and amount thereof, fall within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our board of directors deem relevant.
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
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that some shareholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85 percent of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of shareholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
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
The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (in millions) (1)

November 1, 2025 through November 30, 2025	—	$—	—	$1,500
December 1, 2025 through December 31, 2025	363,351	$206.41	363,351	$1,425
January 1, 2026 through January 31, 2026	59,704	$208.20	59,704	$1,413
Total	423,055		423,055

(1)	On November 24, 2025, our board of directors approved a new stock repurchase program authorizing the purchase of up to $1,500 million of the company’s common stock, replacing the program previously approved in March 2023, under which $110 million of common stock remained. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.
(2)	The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	March 5, 2026	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2026	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)