Form 10-Q
period 2026-04-30
Keysight Technologies, Inc.
filed 2026-06-04
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at May 29, 2026 was 170,895,368.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Revenue:
Products	$1,339	$988	$2,564	$1,971
Services and other	378	318	753	633
Total revenue	1,717	1,306	3,317	2,604
Costs and expenses:
Cost of products	427	386	913	761
Cost of services and other	112	106	231	209
Total cost of sales	539	492	1,144	970
Research and development	320	250	623	499
Selling, general and administrative	456	360	903	721
Other operating expense (income), net	(5)	(3)	(8)	(11)
Total costs and expenses	1,310	1,099	2,662	2,179
Income from operations	407	207	655	425
Interest income	18	21	34	40
Interest expense	(25)	(20)	(54)	(40)
Other income (expense), net	18	112	(19)	94
Income before taxes	418	320	616	519
Provision (benefit) for income taxes	69	63	(14)	93
Net income	$349	$257	$630	$426

Net income per share:
Basic	$2.04	$1.49	$3.68	$2.47
Diluted	$2.02	$1.49	$3.64	$2.45

Weighted average shares used in computing net income per share:
Basic	171	172	171	173
Diluted	173	173	173	174

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net income	$349	$257	$630	$426
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of $(1), $1, $(2) and $1	(1)	(1)	5	(2)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of $2, $1, $4 and $1	(6)	(3)	(12)	(8)
Foreign currency translation, net of tax benefit (expense) of $(2), zero, $2 and zero	(42)	152	11	79
Change in net actuarial loss and prior service cost associated with defined benefit plan, net of tax benefit (expense) of $1, zero, $(3) and zero	(2)	2	(6)	2
Other comprehensive income (loss)	(51)	150	(2)	71
Total comprehensive income	$298	$407	$628	$497

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	April 30, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,412	$1,873
Accounts receivable, net	1,022	939
Inventory	1,038	1,050
Other current assets	570	486
Total current assets	5,042	4,348
Property, plant and equipment, net	741	795
Operating lease right-of-use assets	220	236
Goodwill	3,465	3,424
Other intangible assets, net	1,174	1,304
Long-term investments	169	211
Long-term deferred tax assets	335	373
Other assets	592	610
Total assets	$11,738	$11,301
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$699	$—
Accounts payable	392	355
Employee compensation and benefits	448	399
Deferred revenue	737	652
Income and other taxes payable	124	207
Operating lease liabilities	52	51
Other accrued liabilities	197	186
Total current liabilities	2,649	1,850
Long-term debt	1,832	2,534
Retirement and post-retirement benefits	76	75
Long-term deferred revenue	251	232
Long-term operating lease liabilities	176	193
Other long-term liabilities	423	536
Total liabilities	5,407	5,420
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 203 million and 202 million shares issued, respectively	2	2
Treasury stock, at cost; 32.0 million shares and 30.8 million shares, respectively	(4,108)	(3,799)
Additional paid-in-capital	2,982	2,851
Retained earnings	7,705	7,075
Accumulated other comprehensive loss	(250)	(248)
Total stockholders' equity	6,331	5,881
Total liabilities and equity	$11,738	$11,301

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2026	2025
Cash flows from operating activities:
Net income	$630	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77	64
Amortization	135	70
Share-based compensation	134	98
Deferred tax expense (benefit)	(30)	(40)
Excess and obsolete inventory-related charges	19	22
Gain on sale of investments	(6)	—
Unrealized loss (gain) on investments in equity securities	48	(23)
Other non-cash expenses (income), net	8	2
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(89)	123
Inventory	(6)	(18)
Accounts payable	46	7
Employee compensation and benefits	61	20
Deferred revenue	91	52
Income taxes payable	(103)	56
Other assets and liabilities	(73)	3
Net cash provided by operating activities	942	862
Cash flows from investing activities:
Investments in property, plant and equipment	(63)	(59)
Acquisitions of businesses and intangible assets, net of cash acquired	(17)	(3)
Purchase of investments	(17)	(4)
Proceeds from sale of investments	17	—
Net cash used in investing activities	(80)	(66)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	32	31
Payment of taxes related to net share settlement of equity awards	(35)	(29)
Treasury stock repurchases, including excise tax payments	(310)	(228)
Proceeds from issuance of long-term debt	—	748
Payment of acquisition-related consideration	(14)	—
Debt issuance costs	(1)	(7)
Net cash provided by (used in) financing activities	(328)	515
Effect of exchange rate movements	6	10
Net increase in cash, cash equivalents, and restricted cash	540	1,321
Cash, cash equivalents, and restricted cash at beginning of period	1,890	1,814
Cash, cash equivalents, and restricted cash at end of period	$2,430	$3,135
Supplemental cash flow information:
Interest payments	$70	$39
Income tax paid, net	$84	$44
Investments in property, plant and equipment included in accounts payable	$12	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 31, 2026	202,736	$2	$2,932	(31,236)	$(3,886)	$7,356	$(199)	$6,205
Net income	—	—	—	—	—	349	—	349
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(51)	(51)
Issuance of common stock	37	—	—	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(4)	—	—	—	—	(4)
Share-based compensation	—	—	54	—	—	—	—	54
Repurchase of common stock, including excise tax	—	—	—	(778)	(222)	—	—	(222)
Balance as of April 30, 2026	202,773	$2	$2,982	(32,014)	$(4,108)	$7,705	$(250)	$6,331

Balance as of October 31, 2025	202,080	$2	$2,851	(30,813)	$(3,799)	$7,075	$(248)	$5,881
Net income	—	—	—	—	—	630	—	630
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2)	(2)
Issuance of common stock	693	—	32	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(35)	—	—	—	—	(35)
Share-based compensation	—	—	134	—	—	—	—	134
Repurchase of common stock, including excise tax	—	—	—	(1,201)	(309)	—	—	(309)
Balance as of April 30, 2026	202,773	$2	$2,982	(32,014)	$(4,108)	$7,705	$(250)	$6,331

Balance as of January 31, 2025	201,681	$2	$2,731	(28,873)	$(3,497)	$6,394	$(443)	$5,187
Net income	—	—	—	—	—	257	—	257
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	150	150
Issuance of common stock	23	—	—	—	—	—	—	—
Share-based compensation	—	—	34	—	—	—	—	34
Repurchase of common stock, including excise tax	—	—	—	(1,041)	(151)	—	—	(151)
Balance as of April 30, 2025	201,704	$2	$2,765	(29,914)	$(3,648)	$6,651	$(293)	$5,477

Balance as of October 31, 2024	201,008	$2	$2,664	(28,424)	$(3,422)	$6,225	$(364)	$5,105
Net income	—	—	—	—	—	426	—	426
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	71	71
Issuance of common stock	696	—	31	—	—	—	—	31
Taxes related to net share settlement of equity awards	—	—	(29)	—	—	—	—	(29)
Share-based compensation	—	—	99	—	—	—	—	99
Repurchase of common stock, including excise tax	—	—	—	(1,490)	(226)	—	—	(226)
Balance as of April 30, 2025	201,704	$2	$2,765	(29,914)	$(3,648)	$6,651	$(293)	$5,477

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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of April 30, 2026 and October 31, 2025, results of operations for the three and six months ended April 30, 2026 and 2025, and cash flows for the six months ended April 30, 2026 and 2025.
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
IEEPA tariff refund claims and related customer surcharge refunds. In February 2026, the Supreme Court of the United States (“U.S. Supreme Court”) determined that certain tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) were not authorized by law. Subsequent rulings by the U.S. Court of International Trade have directed the U.S. Customs and Border Protection to establish processes to effect refunds of certain tariffs previously collected. Based on these judicial determinations, we concluded that the company has been legally released from the obligation underlying the invalidated tariffs in accordance with the legal release model within the scope of Accounting Standards Codification 405, Liabilities, and that we have a present right to repayment of amounts previously paid.
Accordingly, for the three and six months ended April 30, 2026, we recorded a receivable of $100 million within “other current assets” in the condensed consolidated balance sheet, representing recovery of IEEPA tariffs previously paid and statutory interest accrued, with corresponding offsets of $93 million to “cost of sales,” $4 million to “selling, general and administrative expenses,” and $3 million to “interest income” in the condensed consolidated statement of operations. In addition, we recorded a $40 million liability within “other accrued liabilities” in the condensed consolidated balance sheet as a result of our decision to refund IEEPA tariff surcharges collected from our customers, with a corresponding reduction of revenue in the condensed consolidated statement of operations. For discussion of risks related to tariff refund claims, see Part II Item 1A, Risk Factors.
Update to Significant Accounting Policies. There have been no additional material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

New Accounting Pronouncements.
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for fiscal years beginning after December 15, 2024. We will adopt the standard on the effective date in our annual reporting for fiscal year 2026 and are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
Goodwill of $667 million and $46 million was assigned to the Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”) reportable segments, respectively, reflecting the expected benefits and synergies that are likely to be realized from the Spirent acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

October 15. 2025
(in millions)
Cash and cash equivalents	$127
Inventory	36
Accounts receivable	71
Assets held for sale	433
Other current assets	25
Property, plant and equipment	24
Operating lease right-of-use assets	11
Other intangible assets	528
Other assets	8
Total assets acquired	1,263
Accounts payable	(13)
Employee compensation and benefits	(44)
Deferred revenue	(44)
Operating lease liabilities	(4)
Liabilities held for sale	(34)
Other accrued liabilities	(69)
Long-term deferred revenue	(14)
Long-term operating lease liabilities	(9)
Other long-term liabilities	(181)
Net assets acquired	851
Goodwill	713
Total consideration	$1,564
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

The fair values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values of acquired inventory, property, plant and equipment, and intangible assets were determined with the input from third-party valuation specialists. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. During the six months ended April 30, 2026, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were refined. The total purchase price allocation adjustments to goodwill for the six months ended April 30, 2026 were approximately $15 million and related primarily to a decrease in the allocation to inventory, property, plant and equipment and other current assets of $4 million, $4 million, and $2 million, respectively, and an increase to employee compensation and benefits of $4 million. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to income taxes. We expect to finalize this allocation in the third quarter of fiscal year 2026. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
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
Acquisition and integration costs directly related to the Spirent acquisition are primarily included in “research and development” and “selling, general and administrative” in the condensed consolidated statement of operations, and were $30 million and $49 million, respectively, for the three and six months ended April 30, 2026.
Spirent-related divestiture
On October 16, 2025, we sold Spirent’s high-speed ethernet, network security, and channel emulation business lines for $399 million to Viavi. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We do not have any material continuing involvement with this business.
Acquisition of Synopsys’ Optical Solutions Group
On October 17, 2025, we acquired the Optical Solutions Group business (“OSG”) from Synopsys, Inc. for $581 million, using existing cash, including $3 million consideration for outstanding awards and unvested options under Synopsys’ compensation plans. During the six months ended April 30, 2026, the total purchase consideration was reduced by $1 million to $580 million, reflecting measurement period adjustments to the purchase price allocation.
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

Goodwill of $67 million and $230 million was assigned to the CSG and EISG reportable segments, respectively, reflecting the expected benefits and synergies that are likely to be realized from the OSG acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

October 17, 2025
(in millions)
Accounts receivable	$15
Other current assets	1
Property, plant and equipment	1
Operating lease right-of-use assets	2
Other intangible assets	276
Total assets acquired	295
Deferred revenue	(9)
Operating lease liabilities	(1)
Long-term deferred revenue	(1)
Long-term operating lease liabilities	(1)
Net assets acquired	283
Goodwill	297
Total consideration	$580
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
Acquisition and integration costs directly related to the OSG acquisition are included in “research and development” and “selling, general and administrative” in the condensed consolidated statement of operations, and were not material and $5 million, respectively, for the three and six months ended April 30, 2026.

Acquisition of Ansys’ PowerArtist
On October 17, 2025, we acquired PowerArtist from Ansys, Inc. for $26 million, expanding our design engineering software portfolio and computer-aided engineering capabilities, enabling customers to take innovative designs to market faster. We recognized goodwill and other intangible assets of $14 million and $14 million, respectively. During the six months ended April 30, 2026, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were refined. The total purchase price allocation adjustments to goodwill for the six months ended April 30, 2026 were approximately $12 million and related primarily to a decrease in the allocation to accounts receivable and other intangible assets of $6 million and $3 million, respectively, as well as an increase to deferred revenue of $3 million. Goodwill was assigned to the CSG and EISG reportable segments, reflecting the expected benefits and synergies that are likely to be realized from the acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

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

	Three Months Ended
	April 30,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$544	$100	$644	$408	$102	$510
Europe	189	139	328	128	95	223
Asia Pacific	498	247	745	377	196	573
Total revenue	$1,231	$486	$1,717	$913	$393	$1,306

End Market
Aerospace, Defense & Government	$373	$—	$373	$301	$—	$301
Commercial Communications	858	—	858	612	—	612
Electronic Industrial	—	486	486	—	393	393
Total revenue	$1,231	$486	$1,717	$913	$393	$1,306

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,011	$417	$1,428	$730	$326	$1,056
Revenue recognized over time	220	69	289	183	67	250
Total revenue	$1,231	$486	$1,717	$913	$393	$1,306

	Six Months Ended
	April 30,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,133	$191	$1,324	$856	$205	$1,061
Europe	355	301	656	265	217	482
Asia Pacific	867	470	1,337	675	386	1,061
Total revenue	$2,355	$962	$3,317	$1,796	$808	$2,604

End Market
Aerospace, Defense & Government	$739	$—	$739	$612	$—	$612
Commercial Communications	1,616	—	1,616	1,184	—	1,184
Electronic Industrial	—	962	962	—	808	808
Total revenue	$2,355	$962	$3,317	$1,796	$808	$2,604

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,918	$817	$2,735	$1,430	$672	$2,102
Revenue recognized over time	437	145	582	366	136	502
Total revenue	$2,355	$962	$3,317	$1,796	$808	$2,604

Contract Balances
Contract assets
Contract assets consist of unbilled receivables that are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred, but we have not yet invoiced. The contract assets balance was $138 million and $125 million as of April 30, 2026 and October 31, 2025, respectively, and is included in “accounts receivables, net” and “other assets” in the condensed consolidated balance sheet.
Contract costs
We capitalize costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract, which corresponds to the period of benefit. Capitalized contract costs were $44 million as of April 30, 2026 and October 31, 2025, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $22 million and $44 million for the three and six months ended April 30, 2026, respectively, and $15 million and $29 million, respectively, for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Six Months Ended
April 30, 2026
(in millions)
Balance at October 31, 2025	$884
Deferral of revenue billed in current period, net of recognition	500
Deferred revenue arising out of acquisitions	5
Revenue recognized that was deferred as of the beginning of the period	(403)
Foreign currency translation impact	2
Balance at April 30, 2026	$988
Revenue recognized from contract liabilities was $167 million and $403 million, respectively, for the three and six months ended April 30, 2026, based on balances at October 31, 2025, and was $139 million and $343 million, respectively, for the same periods last year, based on balances at October 31, 2024.
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $660 million as of April 30, 2026 and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of April 30, 2026, we expect to fulfill 33 percent of these remaining performance obligations during the remainder of 2026, 38 percent during 2027, and 29 percent thereafter.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Cost of products and services	$13	$9	$29	$20
Research and development	14	9	36	25
Selling, general and administrative	31	19	70	54
Total share-based compensation expense	$58	$37	$135	$99
Share-based compensation capitalized within inventory was $2 million as of April 30, 2026 and 2025.
5.    INCOME TAXES
We calculate income taxes for interim reporting periods by applying its estimated annual effective tax rate to year-to-date results and adjusting for tax items that are discrete to each period.
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Income before taxes	$418	$320	$616	$519
Provision (benefit) for income taxes	$69	$63	$(14)	$93
Effective tax rate	16.5%	19.5%	(2.3)%	17.9%
For the three and six months ended April 30, 2026, we recorded income tax expense of $69 million and income tax benefit of $14 million, respectively, resulting in an effective tax rate of 16.5 percent and (2.3 percent), respectively. For the three and six months ended April 30, 2025, we recorded income tax expense of $63 million and $93 million, respectively, resulting in an effective tax rate of 19.5 percent and 17.9 percent, respectively. The effective tax rate is generally lower than the U.S. federal statutory rate of 21 percent primarily due to favorable tax rates on certain earnings from operations in lower tax jurisdictions, partially offset by U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) inclusions.
For the six months ended April 30, 2026, we recorded net income tax benefits of $87 million from discrete items, driven by a $97 million net benefit from a favorable audit settlement and a $12 million release of reserves due to the expiration of the statute of limitations. These items were partially offset by a $15 million expense related to IEEPA tariff refund claims and $10 million expense from unrecognized tax benefits recorded in the second quarter.
As of April 30, 2026 and October 31, 2025, our long-term income tax liabilities for unrecognized tax benefits were $185 million and $241 million, respectively. The decrease primarily reflected the release of $68 million of uncertain tax positions in connection with an audit settlement in January 2026 as well as a $12 million release of reserves due to the expiration of the statute of limitations, partially offset by current year increases of $25 million.

6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions, except per-share amounts)
Net income	$349	$257	$630	$426
Basic weighted-average shares	171	172	171	173
Potential common shares	2	1	2	1
Diluted weighted-average shares	173	173	173	174
Net income per share - basic	$2.04	$1.49	$3.68	$2.47
Net income per share - diluted	$2.02	$1.49	$3.64	$2.45
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The number of shares excluded was not material for the three and six months ended April 30, 2026 and 2025.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of April 30, 2026 and October 31, 2025 and the activity for the six months ended April 30, 2026 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2025	$1,967	$1,457	$3,424
Foreign currency translation impact	5	6	11
Goodwill arising from acquisitions	26	4	30
Goodwill at April 30, 2026	$1,998	$1,467	$3,465
There were no impairments of goodwill for the three and six months ended April 30, 2026 and 2025. As of April 30, 2026 and October 31, 2025, the accumulated impairment loss on goodwill was $709 million as recorded within the CSG reportable segment.
Other intangible assets as of April 30, 2026 and October 31, 2025 consisted of the following:

	April 30, 2026			October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$2,002	$1,186	$816	$1,987	$1,099	$888
Backlog	48	40	8	51	34	17
Trademark/Tradename	43	41	2	43	39	4
Customer relationships	821	478	343	820	442	378
Total amortizable intangible assets	$2,914	$1,745	$1,169	$2,901	$1,614	$1,287
In-Process R&D	5	—	5	17	—	17
Total	$2,919	$1,745	$1,174	$2,918	$1,614	$1,304
During the six months ended April 30, 2026, we recognized additions to goodwill of $30 million and reductions to intangibles of $3 million for measurement period adjustments to the estimated fair values of assets acquired and liabilities assumed from the 2025 acquisitions and other acquisition activity. See Note 2, “Acquisitions,” for additional information. During the six months ended April 30, 2026, we transferred $8 million from in-process R&D to developed technology as projects were successfully completed and recorded an impairment charge of $4 million related to the cancellation of an in-process R&D project.
During the six months ended April 30, 2026, foreign exchange translation had a favorable impact of $8 million on other intangible assets. Amortization of other intangible assets was $66 million and $131 million, respectively, for the three and six months ended April 30, 2026, compared to $32 million and $64 million, respectively, for the same periods last year.

Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the six months ended April 30, 2026.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2026 (remainder)	$129
2027	$235
2028	$232
2029	$223
2030	$143
2031	$132
Thereafter	$75
The weighted-average amortization period of amortizable intangible assets in aggregate and by asset class were as follows:

April 30, 2026
(in years)
Developed technology	5
Backlog	1
Trademark/Tradename	—
Customer relationships	6
Total amortizable intangible assets	5
8.    FAIR VALUE MEASUREMENTS
The authoritative accounting guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 and October 31, 2025 were as follows:

	Fair Value Measurements at
	April 30, 2026				October 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents
Money market funds	$1,642	$1,642	$—	$—	$1,349	$1,349	$—	$—
Derivative instruments (foreign exchange contracts)	18	—	18	—	14	—	14	—
Long-term
Equity investments	120	120	—	—	169	169	—	—
Total assets measured at fair value	$1,780	$1,762	$18	$—	$1,532	$1,518	$14	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—	$8	$—	$8	$—
Long-term
Deferred compensation liability	39	—	39	—	40	—	40	—
Derivative instruments:
Interest rate swap contracts	4	—	4	—	—	—	—	—
Cross-currency swap contracts	9	—	9	—	—	—	—	—
Total liabilities measured at fair value	$61	$—	$61	$—	$48	$—	$48	$—
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
Assets Measured at Fair Value on a Non-recurring Basis
Equity and fixed income investments or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative, and company-owned life insurance contracts measured at cash surrender value are excluded from the fair value hierarchy. The carrying value of such investments was $48 million and $42 million as of April 30, 2026 and October 31, 2025, respectively.
Net gains and losses from our equity and other investments, as recorded in “other income (expense), net,” in our condensed statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Realized gain (loss) on equity and other investments sold	$1	$—	$6	$—
Net unrealized gain (loss) on equity and other investments still held	$7	$(15)	$(46)	$23

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
Fair Value Hedges
We enter into interest rate swap contracts to mitigate the interest rate exposure on our senior notes due to changes in the benchmark interest rate. These derivative instruments are designated and qualify as fair value hedges under the criteria prescribed in the authoritative accounting guidance. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings.
In the first quarter of fiscal year 2026, we entered into fixed-to-floating interest rate swap contracts with an aggregate notional amount of $600 million in connection with our 2034 Senior Notes. The change in the fair value of these contracts is recognized within “other long-term liabilities” in the condensed consolidated balance sheet with an offset to the carrying value of the related long-term debt, and was $4 million and zero as of April 30, 2026 and October 31, 2025, respectively.
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on the $600 million in unsecured senior notes (“2034 Senior Notes”). In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the 2034 Senior Notes. The remaining unamortized gain related to the interest rate swap agreements was $90 million as of April 30, 2026.
Net Investment Hedges
We hedge certain net investment positions in foreign subsidiaries. Changes in the fair value of derivative instruments designated as net investment hedges are recognized in accumulated other comprehensive income.
In the first quarter of fiscal year 2026, we entered into cross-currency swaps with an aggregate notional amount of $300 million to mitigate foreign currency exposure related to a portion of our Japanese Yen net investment in certain foreign subsidiaries. These hedges are designated as net investment hedges under the criteria prescribed in the authoritative accounting guidance. The change in the value of the derivative instrument included in the assessment of effectiveness is recognized in foreign currency translation within “accumulated other comprehensive income (loss)” in the condensed consolidated balance sheet, with an offset to “other long-term liabilities.” Amounts representing hedge components excluded from the assessment of effectiveness are recognized in “interest expense” in the condensed consolidated statement of operations.
Other Hedges
We periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
Additionally, in connection with the acquisition of Spirent, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in pounds sterling. The aggregate notional amount of the currencies hedged was 1.2 billion pounds sterling. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the three and six months ended April 30, 2025, the settlement of these contracts provided $60 million in cash. In April 2025, we entered into new foreign exchange contracts with the same aggregate notional amount, which were subsequently settled in the fourth quarter of fiscal year 2025. For the three and six months ended April 30, 2025, the aggregate net gain on all these foreign exchange contracts were $115 million and $47 million, respectively, recorded in “other income (expense), net” in the condensed consolidated statement of operations.

The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” were 198 and 80, respectively, as of April 30, 2026. The aggregated notional amounts by currency and designation as of April 30, 2026 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$11	$154
Pounds Sterling	10	333
Singapore Dollar	32	14
Malaysian Ringgit	137	16
Japanese Yen	(138)	(114)
Other currencies	(25)	32
Total	$27	$435
Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of April 30, 2026 and October 31, 2025 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2026	October 31, 2025	Balance Sheet Location	April 30, 2026	October 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swap contracts
Other assets	$—	$—	Other long-term liabilities	$4	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	6	9	Other accrued liabilities	3	2

Net investment hedges
Cross-currency swap contracts
Other assets	—	—	Other long-term liabilities	9	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	12	5	Other accrued liabilities	6	6
Total derivatives	$18	$14		$22	$8

The effect of derivative instruments for contracts designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$(2)	$7	$(3)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of products	$4	$2	$8	$4
Selling, general and administrative	$2	$—	$3	$—
Interest expense	$2	$2	$5	$5
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of products	$1	$1	$2	$2
Net investment hedges
Gain (loss) recognized in accumulated other comprehensive income (loss)	$9	$—	$(9)	$—
Gain (loss) excluded from effectiveness testing recognized in earnings:
Interest expense	$2	$—	$2	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(3)	$127	$7	$55
The estimated amount as of April 30, 2026 expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a net gain of $13 million.
10.    DEBT
The following table summarizes the components of our debt:

	April 30, 2026	October 31, 2025
(in millions, except percentages)
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of $1 and $1)	$699	$699
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $1 and $2)	499	498
2030 Senior Notes at 5.35% ($750 face amount less unamortized costs of $7 and $7)	743	743
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $6 and $6), net of hedge accounting fair value adjustments of $4 and zero	590	594
Total debt	2,531	2,534
Less: Current portion of long-term debt	699	—
Long-Term Debt	$1,832	$2,534

Senior Notes
There have been no changes to the principal, maturity, interest rates, and interest payment terms of our senior notes during the six months ended April 30, 2026 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the authoritative accounting guidance fair value hierarchy, is approximately $2,545 million and $2,565 million as of April 30, 2026 and October 31, 2025, respectively.
Revolving Credit Facility
On April 21, 2026, we entered into a new credit agreement (the “Revolving Credit Facility”) that amended and restated our existing credit agreement dated July 30, 2021 (the “2021 Revolving Credit Facility”) in its entirety and provides for a $750 million five-year unsecured revolving credit facility that will expire on April 21, 2031. In addition, the Revolving Credit

Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $350 million in the aggregate. We are obligated to pay an annual facility fee of 0.09 percent for the Revolver Credit Facility. Borrowings under the Revolving Credit Facility in U.S. Dollars bear interest at a rate equal to, at our option, (a) Term Benchmark Rate (primarily Secured Overnight Financing Rate or “SOFR”) plus a margin of 0.91 percent, or (b) higher of (1) the prime rate, (2) the New York Federal Reserve Bank rate plus 0.5 percent, or (3) SOFR plus 1 percent. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2026, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the 2021 Revolving Credit Facility until it was replaced on April 21, 2026, and with the covenants of the Revolving Credit Facility for the period between April 21 and April 30, 2026.
Letters of Credit
As of April 30, 2026 and October 31, 2025, we had $62 million and $60 million, respectively, of outstanding standby letters of credit, customs bonds, and surety bonds.
11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and six months ended April 30, 2026 and 2025, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	April 30,
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost—benefits earned during the period	$3	$5	$3	$2	$—	$—
Interest cost on benefit obligation	10	9	8	8	2	2
Expected return on plan assets	(14)	(13)	(15)	(14)	(4)	(3)
Amortization of net actuarial loss (gain)	1	2	(1)	(1)	—	(1)
Net periodic benefit cost (benefit)	$—	$3	$(5)	$(5)	$(2)	$(2)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Six months ended
	April 30,
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost—benefits earned during the period	$7	$9	$5	$4	$—	$—
Interest cost on benefit obligation	19	19	17	17	4	4
Expected return on plan assets	(27)	(26)	(31)	(29)	(7)	(6)
Amortization of net actuarial loss (gain)	2	3	(2)	(2)	(1)	(1)
Net periodic benefit cost (benefit)	$1	$5	$(11)	$(10)	$(4)	$(3)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and six months ended April 30, 2026 and 2025. We contributed $3 million and $2 million to our non-U.S. defined benefit plans during the three months ended April 30, 2026 and 2025, respectively and $5 million in each of the six months ended April 30, 2026 and 2025.
For the remainder of 2026, we do not expect to contribute to our U.S. defined benefit plans and U.S. post-retirement benefit plan, and we expect to contribute $5 million to our non-U.S. defined benefit plans. The amounts we contribute depend on, among other factors, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, employee retirements, market conditions, interest rates, and other factors.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	April 30, 2026	October 31, 2025
	(in millions)
Cash and cash equivalents	$2,412	$1,873
Restricted cash included in other current assets	16	15
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,430	$1,890
Restricted cash includes deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	April 30, 2026	October 31, 2025
	(in millions)
Finished goods	$421	$425
Purchased parts and fabricated assemblies	617	625
Total inventory	$1,038	$1,050
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Operating lease cost	$17	$15	$34	$30
Variable lease cost	$6	$5	$12	$10
Supplemental information related to our operating leases was as follows:

	Six Months Ended
	April 30,
	2026	2025
	(in millions)
Cash payment for operating leases	$33	$27
Right-of-use assets obtained in exchange for operating lease obligations	$14	$13
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

Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet, was as follows:

	Six Months Ended
	April 30,
	2026	2025
	(in millions)
Beginning balance	$30	$31
Accruals for warranties, including change in estimates	15	10
Settlements made during the period	(14)	(12)
Ending balance	$31	$29

Accruals for warranties due within one year	$19	$18
Accruals for warranties due after one year	12	11
Ending balance	$31	$29
Other current assets

	April 30, 2026	October 31, 2025
	(in millions)
Prepaid assets	$271	$285
IEEPA tariffs refund claims receivable	100	—
Other current assets	199	201
Total other current assets	$570	$486
Prepaid assets include deposits paid in advance to contract manufacturers of $162 million and $176 million as of April 30, 2026 and October 31, 2025, respectively.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
As of April 30, 2026, our non-cancellable commitments to contract manufacturers and suppliers were $545 million, compared to $450 million as of October 31, 2025. The increase was primarily driven by advance purchase orders placed to support fulfillment of a strong order backlog. We expect to fulfill most of our purchase commitments for inventory within one year.
During the six months ended April 30, 2026, there were no other material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Contingencies
We continue to manage the ongoing matters involving Centripetal Networks (“Centripetal”). On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office (“USPTO”), with all or most claims being found invalid in each challenged patent. Centripetal appealed seven of these findings, and as of April 2026, the Federal Circuit Court of Appeals affirmed the decision of the USPTO invalidating all claims of two challenged patents and expanded USPTO’s decision to invalidate all but two claims of a third patent, thereby invalidating all of that patent’s claims. The appellate process continues for four patents. The underlying case is currently stayed.
In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. Centripetal was ordered to repay Keysight’s defense costs in two of these cases.
In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and requesting that Keysight be enjoined from importing certain products that are manufactured outside of the U.S. if found to infringe various claims of three Centripetal patents, two of which have since had all their claims invalidated by the USPTO. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337, and the investigation was terminated. Centripetal has appealed this determination and in April 2026, the Federal Circuit Court of Appeals issued its decision allowing the findings of the ITC to stand.
On August 21, 2024, Centripetal filed a complaint in Europe’s Unified Patent Court (“UPC”) alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight’s accused products did not infringe the patent. Keysight also challenged the validity of the patent in the EPO, and the EPO revoked the patent in November 2025. Centripetal is appealing both the UPC’s and EPO’s determinations.
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
On January 23, 2025, we filed a lawsuit against the United States of America in the U.S. Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and cost, allowed by law. We intend to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On November 24, 2025, our board of directors approved a new stock repurchase program, in replacement of the prior program approved in March 2023. The new stock repurchase program authorizes the company to expend up to $1,500 million to repurchase outstanding shares of common stock of the company. As of April 30, 2026, $1,192 million remained available to the company for this purpose. See “Issuer Purchases of Equity Securities” in Part II Item 2 for additional information.
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
For the six months ended April 30, 2026, we repurchased 1,201,136 shares of common stock for $307 million and accrued $2 million for the excise tax on share repurchases, net of issuances. For the six months ended April 30, 2025, we repurchased 1,490,118 shares of common stock for $225 million and accrued $1 million for the excise tax on share repurchases, net of issuances.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and six months ended April 30, 2026 and 2025 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs	Gains (losses) on derivatives	Total

	(in millions)
As of January 31, 2026	$(13)	$(268)	$82	$(199)
Other comprehensive income (loss) before reclassifications	(40)	(2)	—	(42)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	(1)	(8)	(9)
Tax benefit (expense)	(2)	1	1	—
Other comprehensive income (loss)	(42)	(2)	(7)	(51)
As of April 30, 2026	$(55)	$(270)	$75	$(250)

As of October 31, 2025	$(66)	$(264)	$82	$(248)
Other comprehensive income (loss) before reclassifications	9	(2)	7	14
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	(1)	(16)	(17)
Tax benefit (expense)	2	(3)	2	1
Other comprehensive income (loss)	11	(6)	(7)	(2)
As of April 30, 2026	$(55)	$(270)	$75	$(250)

As of January 31, 2025	$(209)	$(317)	$83	$(443)
Other comprehensive income (loss) before reclassifications	152	—	(2)	150
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(4)	(2)
Tax benefit (expense)	—	—	2	2
Other comprehensive income (loss)	152	2	(4)	150
As of April 30, 2025	$(57)	$(315)	$79	$(293)

As of October 31, 2024	$(136)	$(317)	$89	$(364)
Other comprehensive income (loss) before reclassifications	79	—	(3)	76
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(9)	(7)
Tax benefit (expense)	—	—	2	2
Other comprehensive income (loss)	79	2	(10)	71
As of April 30, 2025	$(57)	$(315)	$79	$(293)

Reclassifications out of accumulated other comprehensive loss into earnings for the three and six months ended April 30, 2026 and 2025 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Gain (loss) on derivatives	$4	$2	$8	$4	Cost of products
	2	—	3	—	Selling, general and administrative
	2	2	5	5	Interest expense
	(2)	(1)	(4)	(1)	Benefit (provision) for income tax
	$6	$3	$12	$8	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial loss	$1	$(2)	$1	$(2)	Other income (expense), net
	(1)	—	(1)	—	Benefit (provision) for income tax
	$—	$(2)	$—	$(2)	Net of income tax

Total reclassifications for the period	$6	$1	$12	$6	Net of income tax
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
The following table reflects information related to our reportable segments:

	Three Months Ended
	April 30,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$1,231	$486	$1,717	$913	$393	$1,306
Segment expenses:(a)(b)
Cost of sales	319	157	476	302	159	462
Research and development	226	77	303	175	63	238
Selling, general and administrative	277	94	371	201	80	281
Other operating expenses (income)	(3)	(1)	(5)	(2)	(1)	(3)
Segment income from operations	$411	$161	$572	$236	$92	$328

Depreciation expense(a)	$28	$11	$39	$21	$12	$33

Capital expenditures	$23	$6	$29	$17	$10	$27

	Six Months Ended
	April 30,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$2,355	$962	$3,317	$1,796	$808	$2,604
Segment expenses:(a)(b)
Cost of sales	673	336	1,009	585	321	906
Research and development	429	153	582	343	125	468
Selling, general and administrative	537	186	723	399	159	559
Other operating expenses (income)	(5)	(2)	(8)	(8)	(3)	(11)
Segment income from operations	$720	$291	$1,011	$476	$206	$682

Depreciation expense(a)	$53	$24	$77	$41	$23	$64

Capital expenditures	$46	$17	$63	$38	$21	$59

(a) Segment expenses include depreciation expense disclosed below the table.
(b) Amounts in table above may not total due to rounding.

The following table reconciles reportable segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Total reportable segments' income from operations	$572	$328	$1,011	$682
Share-based compensation	(58)	(37)	(135)	(99)
Amortization of acquisition-related balances	(73)	(34)	(146)	(67)
Acquisition and integration costs	(30)	(39)	(59)	(67)
Restructuring and other	(4)	(11)	(16)	(24)
Income from operations, as reported	407	207	655	425
Interest income	18	21	34	40
Interest expense	(25)	(20)	(54)	(40)
Other income (expense), net	18	112	(19)	94
Income before taxes, as reported	$418	$320	$616	$519
The following table presents segment assets directly managed by each segment.

	April 30, 2026			October 31, 2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$6,253	$3,547	$9,800	$6,144	$3,524	$9,668
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
We are committed to investing in research and development (“R&D”) and have focused our development efforts on strategic opportunities that align our business with available markets and position the company for growth. Our R&D investments focus on the development of first-to-market solutions with differentiated software and hardware, as well as improvements to existing software and hardware products to provide complete customer solutions addressing the evolving requirements of industries that we serve. We anticipate that we will continue to maintain R&D expenditures to deliver a continuous flow of innovative, high-quality customer solutions, products, and services.
Acquisition of Spirent Communications plc
In the fourth quarter of fiscal 2025, we acquired all of the outstanding common stock of Spirent Communications plc (“Spirent”) for $1,415 million, net of $127 million cash acquired, using existing cash. For the three and six months ended April 30, 2026, our acquisition of Spirent resulted in incremental revenue of $55 million and $143 million, respectively. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of the Spirent acquisition.
U.S. government tariffs and IEEPA tariff refund claims and related customer surcharge refunds
Changes to U.S. tariff policy, which resulted in broad-based increases in tariff rates, impacted our financial results for the three and six months ended April 30, 2026. We continue to closely monitor and assess the potential impact of ongoing tariff actions on our results, and take steps across multiple vectors to reduce the impact. This multipronged mitigation approach spans our global manufacturing footprint and sourcing strategies, as well as pricing and cost actions.
In February 2026, the Supreme Court of the United States (“U.S. Supreme Court”) determined that certain tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) were not authorized by law. Subsequent rulings by the U.S. Court of International Trade have directed the U.S. Customs and Border Protection to establish processes to effect refunds of certain tariffs previously collected. Based on these judicial determinations, for the three and six months ended April 30, 2026, we recorded a receivable of $100 million within “other current assets” in the condensed consolidated balance sheet, representing recovery of tariffs previously paid and statutory interest accrued, with corresponding offsets of $93 million to “cost of sales,” $4 million to “selling, general and administrative,” and $3 million to “interest income” in the condensed consolidated statement of operations. In addition, we recorded a $40 million liability within “other accrued liabilities” in the condensed consolidated balance sheet as a result of our decision to refund IEEPA tariff surcharges collected from our customers, with a corresponding reduction of revenue in the condensed consolidated statement of operations. For additional information regarding the basis of accounting for tariff refund claims, see Note 1, “Overview and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements.
The following table reflects the net impact of IEEPA tariff refund claims and related customer surcharge refunds on our reportable segments:

	Three Months Ended			Six Months Ended
	April 30, 2026			April 30, 2026
	CSG	EISG	Total	CSG	EISG	Total
(in millions, except percentages)	increase / (decrease)
Revenue	$(34)	$(6)	$(40)	$(34)	$(6)	$(40)
Income from operations	$38	$19	$57	$38	$19	$57
Gross margin impact	4.8 ppts	4.5 ppts	4.6 ppts	2.5 ppts	2.3 ppts	2.4 ppts
Operating margin impact	3.9 ppts	4.2 ppts	3.8 ppts	2.0 ppts	2.1 ppts	1.9 ppts
For additional discussion of risks related to tariffs, trade relations, and tariff refund claims, see Part II Item 1A, Risk Factors.
Three and six months ended April 30, 2026 and 2025
Total orders for the three and six months ended April 30, 2026 were $2,051 million and $3,696 million, respectively, an increase of 56 percent and 43 percent, respectively, compared to the same periods last year. For both the three and six months ended April 30, 2026, foreign currency movements and acquisitions had a favorable impact of 1 percentage point and 7 percentage points, respectively, on the year-over-year change. For the three and six months ended April, 30, 2026 orders increased across all regions.

Revenue for the three and six months ended April 30, 2026 was $1,717 million and $3,317 million, respectively, an increase of 31 percent and 27 percent, respectively, compared to the same periods last year. For both the three and six months ended April 30, 2026, foreign currency movements and acquisitions had a favorable impact of 1 percentage point and 7 percentage points, respectively, on the year-over-year change. For both periods, revenue increased in the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented 72 percent and 28 percent, respectively, of total revenue for the three months ended April 30, 2026. Revenue from CSG and EISG represented 71 percent and 29 percent, respectively, of total revenue for the six months ended April 30, 2026.
Net income for the three and six months ended April 30, 2026 was $349 million and $630 million, respectively, compared to $257 million and $426 million, respectively, for the same periods last year. The increase in net income for the three months ended April 30, 2026 was primarily driven by higher revenue, favorable mix, and net IEEPA tariff refund claims, partially offset by previous year net gains on derivative instruments, higher people-related costs, incremental costs from acquired businesses, higher amortization of acquisition-related balances, and the impact of ongoing tariffs. The increase in net income for the six months ended April 30, 2026 was primarily driven by higher revenue, favorable mix, higher net income tax benefit, and net IEEPA tariff refund claims, partially offset by incremental costs from acquired businesses, higher people-related costs, net losses on equity investment, higher amortization of acquisition-related balances, and the impact of ongoing tariffs.
Cash flows generated from operating activities were $942 million and $862 million, respectively, for the six months ended April 30, 2026 and 2025. Refer to the “Financial Condition” section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies and accelerate innovation and provides a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including evolution of 5G, early 6G, quantum computing, high-speed data center networks and infrastructure, satellite networks, artificial intelligence (“AI”), industrial internet of things (“IoT”), defense modernization, next generation electric vehicles, and autonomous vehicles. We continue to engage actively with our customers and closely monitor the macroeconomic environment, including tariffs, trade restrictions and tightening of export control regulations, monetary and fiscal policies, and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
There were no material changes during the three and six months ended April 30, 2026 to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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

Results from Operations - Three and six months ended April 30, 2026 and 2025
A summary of our results is as follows:

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2026	2025	2026	2025	Three Months	Six Months
	(in millions, except percentages)
Revenue	$1,717	$1,306	$3,317	$2,604	31%	27%
Gross margin	68.6%	62.4%	65.5%	62.7%	6 ppts	3 ppts
Research and development	$320	$250	$623	$499	28%	25%
Percentage of revenue	19%	19%	19%	19%	(1) ppt	—
Selling, general and administrative	$456	$360	$903	$721	26%	25%
Percentage of revenue	27%	28%	27%	28%	(1) ppt	—
Other operating expense (income), net	$(5)	$(3)	$(8)	$(11)	12%	(35)%
Income from operations	$407	$207	$655	$425	96%	54%
Operating margin	23.7%	15.9%	19.8%	16.3%	8 ppts	3 ppts
Interest income	$18	$21	$34	$40	(13)%	(14)%
Interest expense	$(25)	$(20)	$(54)	$(40)	24%	35%
Other income (expense), net	$18	$112	$(19)	$94	(84)%	—
Income before taxes	$418	$320	$616	$519	31%	19%
Provision (benefit) for income taxes	$69	$63	$(14)	$93	10%	—
Net income	$349	$257	$630	$426	35%	48%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.
The following table presents the percentage change in revenue by geographic region for the three and six months ended April 30, 2026 and the impact of foreign currency movements as compared to the same periods last year.

	Year-over-Year Change
	Three Months Ended		Six Months Ended
	April 30, 2026		April 30, 2026
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	26%	—	25%	—
Europe	47%	8 ppts	36%	7 ppts
Asia Pacific	30%	(1) ppt	26%	—
Total revenue	31%	1 ppt	27%	1 ppt
Refer to the “Segment Overview” section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on changes in revenue during the three and six months ended April 30, 2026.
Gross Margin, Operating Margin, and Income Before Taxes
Gross margin for the three and six months ended April 30, 2026 increased 6 percentage points and 3 percentage points, respectively, compared to the same periods last year, primarily driven by net IEEPA tariff refund claims, higher revenue volume, favorable mix, and incremental gross margin impact from acquisitions, partially offset by higher amortization of acquisition-related balances, higher people-related costs, and the impact of ongoing tariffs.
R&D expense for the three and six months ended April 30, 2026 increased 28 percent and 25 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher variable people-related costs, and continued investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and six months ended April 30, 2026 increased 26 percent and 25 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher people-related costs, higher amortization of acquisition-related balances, and higher selling and marketing costs, partially offset by lower acquisition and integration costs.
Other operating expense (income), net for the three and six months ended April 30, 2026 was income of $5 million and $8 million, respectively, compared to income of $3 million and $11 million, respectively, for the same periods last year.
Operating margin for the three months ended April 30, 2026 increased 8 percentage points compared to the same period last year, primarily due to gross margin gains and lower operating expenses as a percentage of sales. Operating margin for the six months ended April 30, 2026 increased 3 percentage points compared to the same period last year, primarily due to gross margin gains.
Interest income for the three and six months ended April 30, 2026 was $18 million and $34 million, respectively, compared to $21 million and $40 million, respectively, for the same periods last year and primarily relates to interest earned on our cash balances. Interest expense for three and six months ended April 30, 2026 was $25 million and $54 million, respectively, compared to $20 million and $40 million, respectively, for the same periods last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three and six months ended April 30, 2026 was income of $18 million and expense of $19 million, respectively, compared to income of $112 million and $94 million, respectively, for the same periods last year. The decrease in other income, net for the three months ended April 30, 2026 is primarily driven by previous year net gains on derivative instruments (see Note 9, “Derivatives,” for additional information), partially offset by net gains on equity investments and lower amortization of actuarial losses. The increase in other expense, net for the six months ended April 30, 2026 is primarily driven by net losses on equity investments and previous year net gains on derivative instruments (see Note 9, “Derivatives,” for additional information), partially offset by lower amortization of actuarial losses.
As of April 30, 2026 and 2025, our headcount was approximately 16,500 and 15,400, respectively. The increase is primarily driven by acquisitions.
Income Taxes
We calculate income taxes for interim reporting periods by applying the estimated annual effective tax rate to year-to-date results and adjusting for tax items that are discrete to each period.
The following table provides income tax details:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Income before taxes	$418	$320	$616	$519
Provision (benefit) for income taxes	$69	$63	$(14)	$93
Effective tax rate	16.5%	19.5%	(2.3)%	17.9%
For the three and six months ended April 30, 2026, we recorded income tax expense of $69 million and an income tax benefit of $14 million, respectively, resulting in an effective tax rate of 16.5 percent and (2.3 percent), respectively. For the three and six months ended April 30, 2025, we recorded an income tax expense of $63 million and $93 million, respectively, resulting in an effective tax rate of 19.5 percent and 17.9 percent, respectively. The effective tax rate is generally lower than the U.S. federal statutory rate of 21 percent primarily due to favorable tax rates on certain earnings from operations in lower tax jurisdictions, partially offset by U.S. tax on Global Intangible Low-Taxed Income (“GILTI”).
For the six months ended April 30, 2026, we recorded net income tax benefits of $87 million from discrete items, driven by a $97 million net benefit from a favorable audit settlement and a $12 million release of reserves due to the expiration of the statute of limitations. These items were partially offset by a $15 million expense related to IEEPA tariff refund claims and $10 million expense from unrecognized tax benefits recorded in the second quarter.
As of April 30, 2026 and October 31, 2025, our long-term income tax liabilities for unrecognized tax benefits were $185 million and $241 million, respectively. The decrease primarily reflected the release of $68 million of uncertain tax positions in connection with an audit settlement in January 2026 as well as a $12 million release of reserves due to the expiration of the statute of limitations, partially offset by current year increases of $25 million.
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
Revenue

	Three Months Ended		Six Months Ended		Year- over-Year
	April 30,		April 30,		Change
	2026	2025	2026	2025	Three Months	Six Months
	(in millions)
Total CSG revenue	$1,231	$913	$2,355	$1,796	35%	31%
Currency impact favorable (unfavorable)					1 ppt	1 ppt
Acquisition impact favorable (unfavorable)					7 ppts	8 ppts
CSG revenue for the three and six months ended April 30, 2026 grew across all regions and in both the commercial communications and the aerospace, defense, and government end markets The increase in revenue was primarily driven by demand in high-speed networks to support the growing need for AI capabilities and aerospace and defense solutions. Our customers continued their R&D spend in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G//1.6 terabit Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking, and major defense and government programs worldwide.
Our commercial communications end market revenue for the three and six months ended April 30, 2026 increased 40 percent and 36 percent, respectively, year-over-year and represented 70 percent and 69 percent, respectively, of total CSG revenue. For both three and six months ended April 30, 2026, revenue grew across all regions. The year-over-year increase in revenue was primarily driven by our customers R&D spend in terabit solutions and expanding 400G/800G/1.6 terabit transceiver manufacturing capacity to meet rising demand for AI capabilities. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which drove demand for our 400G/800G/1.6 terabit Ethernet solutions, both in R&D and manufacturing.
Our aerospace, defense, and government end market revenue for the three and six months ended April 30, 2026 increased 24 percent and 21 percent, respectively, year-over-year and represented 30 percent and 31 percent, respectively, of total CSG revenue. For both the three and six months ended April 30, 2026, revenue growth in the Americas and Europe was partially offset by a decline in Asia Pacific. The year-over-year increase in revenue was primarily driven by strong growth in radar and spectrum operations coupled with space and satellite solutions. We continue to see investments in defense modernization and emerging technologies.

Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year- over-Year
	April 30,		April 30,		Change
	2026	2025	2026	2025	Three Months	Six Months
	(in millions, except percentages)
Gross margin	74.1%	66.9%	71.4%	67.4%	7 ppts	4 ppts
Research and development	$226	$175	$429	$343	29%	25%
Selling, general and administrative	$277	$201	$537	$399	38%	35%
Other operating expense (income), net	$(3)	$(2)	$(5)	$(8)	24%	(35)%
Income from operations	$411	$236	$720	$476	74%	51%
Operating margin	33.4%	25.9%	30.6%	26.5%	8 ppts	4 ppts
Gross margin for the three and six months ended April 30, 2026 increased 7 percentage points and 4 percentage points, respectively, compared to the same periods last year, primarily driven by net IEEPA tariff refund claims, higher revenue volume, favorable mix, and incremental gross margin impact from acquisitions, partially offset by higher people-related costs and the impact of ongoing tariffs.
R&D expense for the three and six months ended April 30, 2026 increased 29 percent and 25 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher variable people-related costs, and continued investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and six months ended April 30, 2026 increased 38 percent and 35 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses and higher people-related, selling, and marketing costs.
Other operating expense (income), net for the three and six months ended April 30, 2026 was income of $3 million and $5 million, respectively. Other operating expense (income), net for the three and six months ended April 30, 2025 was income of $2 million and $8 million, respectively.
Operating margin for the three months ended April 30, 2026 increased 8 percentage points compared to the same period last year, driven by gross margin gains and lower operating expenses as a percentage of sales. Operating margin for the six months ended April 30, 2026 increased 4 percentage points compared to the same period last year, primarily driven by gross margin gains.
Electronic Industrial Solutions Group
EISG serves customers across a diverse set of end markets focused on semiconductor solutions, general electronics, and automotive and energy. The group's solutions consist of electronic design, emulation, test and simulation software, instrumentation, systems, computer-aided engineering solutions, and related services. These solutions are used in the design, simulation, validation, manufacturing, installation, and optimization of electronic equipment.
Revenue

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2026	2025	2026	2025	Three Months	Six Months
	(in millions)
Total EISG revenue	$486	$393	$962	$808	24%	19%
Currency impact favorable (unfavorable)					1 ppt	2 ppts
Acquisition impact favorable (unfavorable)					7 ppts	5 ppts
EISG revenue for the three and six months ended April 30, 2026 increased in Asia Pacific and Europe, partially offset by a decline in the Americas. Revenue increased across all markets. The increase in revenue was driven by AI-driven demand for advanced semiconductor technologies and fabrication capacity, next-generation printed circuit board (“PCB”) interconnects, software-defined vehicles and autonomous driving and digital health.

Gross Margin and Operating Margin

	Three Months Ended		Six Months Ended		Year-over-Year
	April 30,		April 30,		Change
	2026	2025	2026	2025	Three Months	Six Months
	(in millions, except percentages)
Gross margin	67.8%	59.4%	65.1%	60.3%	8 ppts	5 ppts
Research and development	$77	$63	$153	$125	22%	22%
Selling, general and administrative	$94	$80	$186	$159	17%	17%
Other operating expense (income), net	$(1)	$(1)	$(2)	$(3)	29%	(27)%
Income from operations	$161	$92	$291	$206	75%	41%
Operating margin	33.1%	23.4%	30.2%	25.5%	10 ppts	5 ppts
Gross margin for the three and six months ended April 30, 2026 increased 8 percentage points and 5 percentage points, respectively, compared to the same periods last year, primarily driven by net IEEPA tariff refund claims, higher revenue volume, favorable mix and incremental gross margin impact from acquisitions, partially offset by higher people-related costs and the impact of ongoing tariffs.
R&D expense for both the three and six months ended April 30, 2026 increased 22 percent compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, incremental costs from acquired businesses, and higher variable people-related costs.
Selling, general and administrative expense for both the three and six months ended April 30, 2026 increased 17 percent compared to the same periods last year, primarily driven by incremental costs from acquired businesses and higher people-related, selling, and marketing costs.
Other operating expense (income), net for the three and six months ended April 30, 2026 was income of $1 million and $2 million, respectively. Other operating expense (income), net for the three and six months ended April 30, 2025 was income of $1 million and $3 million, respectively.
Operating margin for the three months ended April 30, 2026 increased 10 percentage points compared to the same period last year, driven by gross margin gains and lower operating expenses as a percentage of sales. Operating margin for the six months ended April 30, 2026 increased 5 percentage points compared to the same period last year, primarily driven by gross margin gains.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Six Months Ended
	April 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$942	$862
Net cash used in investing activities	$(80)	$(66)
Net cash provided by (used in) in financing activities	$(328)	$515
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities increased $80 million during the six months ended April 30, 2026 compared to the same period last year.

•Net income for the six months ended April 30, 2026 increased by $204 million compared to the same period last year. Non-cash adjustments to net income increased by $192 million, primarily due to a $71 million increase in net unrealized losses on investments in equity securities, a $65 million increase in amortization, a $36 million increase in share-based compensation expense, a $13 million increase in depreciation expense, and a $10 million decrease in deferred tax benefit, partially offset by a $6 million gain on sale of investments.
•The aggregate change in accounts receivable, inventory, and accounts payable used net cash of $49 million during the first six months of fiscal 2026, compared to net cash provided of $112 million in the same period last year. Cash flow generated from or used by the aggregate of accounts receivable, inventory, and accounts payable depends upon the cash conversion cycle, which represents the number of days between payments for raw materials and components and the collection of cash from customers. This cycle can be significantly impacted by the timing of shipments and purchases, as well as the timing of collections and payments in a period.
•The aggregate movements in other assets and liabilities used net cash of $24 million during the first six months of fiscal 2026 compared to net cash provided of $131 million in the same period last year. This change was primarily driven by higher income and other tax payments, net of accruals, and net IEEPA tariff refund claims receivable, partially offset by higher payroll-related accruals, net of payments, an increase in deferred revenue, and changes in other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities increased by $14 million during the six months ended April 30, 2026 compared to the same period last year. The increase was primarily driven by a $14 million increase in cash used for acquisition activities, a $13 million increase in cash used for purchase of investments, and a $4 million increase in cash used for purchases of property, plant and equipment, partially offset by $17 million of proceeds from the sale of investments.
Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, and treasury stock repurchases.
Net cash used in financing activities increased by $843 million during the six months ended April 30, 2026 compared to the same period last year. The increase was primarily driven by $748 million of proceeds received in the previous year from the issuance of our 2030 Senior Notes, $82 million higher treasury stock repurchases, and a $14 million payment of acquisition-related consideration.
Treasury Stock Repurchases
On November 24, 2025, our board of directors approved a new stock repurchase program, in replacement of the prior program approved in March 2023. The new stock repurchase program authorizes the company to expend up to $1,500 million to repurchase outstanding shares of common stock of the company. As of April 30, 2026, $1,192 million remained available to the company for this purpose. See “Issuer Purchases of Equity Securities” in Part II Item 2 for additional information.
Debt

	April 30, 2026	October 31, 2025
	(in millions)
Senior Notes (par value)	$2,550	$2,550
Revolving Credit Facility	$750	$750
Senior Notes
There have been no changes to the principal, maturity, interest rates and interest payment terms of our senior notes during the six months ended April 30, 2026 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Revolving Credit Facility
On April 21, 2026, we entered into a new credit agreement (the “Revolving Credit Facility”) that amended and restated our existing credit agreement dated July 30, 2021 (the “2021 Revolving Credit Facility”) in its entirety and provides for a $750 million five-year unsecured revolving credit facility that will expire on April 21, 2031. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $350 million in the aggregate. We are obligated to pay an annual facility fee of 0.09 percent for the Revolver Credit Facility. Borrowings under the Revolving Credit Facility in U.S. Dollars bear interest at a rate equal to, at our option, (a) Term Benchmark Rate (primarily Secured Overnight Financing Rate or “SOFR”) plus a margin of 0.91 percent, or (b) higher of (1) the prime rate, (2) the New York Federal Reserve Bank rate plus 0.5 percent, or (3) SOFR plus 1 percent. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of April 30, 2026, we had no borrowings outstanding under the Revolving Credit Facility. We were in compliance with the covenants of the 2021 Revolving Credit Facility until it was replaced on April 21, 2026, and with the covenants of the Revolving Credit Facility for the period between April 21 and April 30, 2026.
See Note 10, “Debt,” for additional information.
Cash and cash requirements
Cash

	April 30, 2026	October 31, 2025
	(in millions)
Cash, cash equivalents and restricted cash	$2,430	$1,890
U.S.	$256	$573
Non-U.S.	$2,174	$1,317
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
Our total commitments to contract manufacturers and suppliers increased to $602 million as of April 30, 2026, compared to $487 million as of October 31, 2025. The increase was primarily driven by advance purchase orders placed to support fulfillment of a strong order backlog. As of April 30, 2026, we had non-cancellable purchase commitments that aggregated to approximately $545 million, of which the majority is for less than one year. See Note 13, “Commitments and Contingencies,” for additional information.
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
During the six months ended April 30, 2026, we released $68 million of uncertain tax positions resulting from an audit settlement. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
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

We expect capital spending to be approximately $200 million in 2026, primarily for investments in capacity expansion and technology investments.
As of April 30, 2026, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2025 Annual Report on Form 10-K.
In the first quarter of fiscal 2026, we entered into fixed to floating interest rate swap contracts with an aggregate notional amount of $600 million in connection with our 2034 Senior Notes. Additionally, in the first quarter of fiscal 2026, we entered into cross-currency swaps with an aggregate notional amount of $300 million to mitigate foreign currency exposure related to a portion of our Japanese Yen net investment in certain foreign subsidiaries. See Note 9, “Derivatives,” in Part I Item 1 of this Form 10-Q for additional information.
There were no other material changes during the six months ended April 30, 2026 to this information reported in our 2025 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We continue to manage the ongoing matters involving Centripetal Networks (“Centripetal”). On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office (“USPTO”), with all or most claims being found invalid in each challenged patent. Centripetal appealed seven of these findings, and as of April 2026, the Federal Circuit Court of Appeals affirmed the decision of the USPTO invalidating all claims of two challenged patents and expanded USPTO’s decision to invalidate all but two claims of a third patent, thereby invalidating all of that patent’s claims. The appellate process continues for four patents. The underlying case is currently stayed.
In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. Centripetal was ordered to repay Keysight’s defense costs in two of these cases.
In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and requesting that Keysight be enjoined from importing certain products that are manufactured outside of the U.S. if found to infringe various claims of three Centripetal patents, two of which have since had all their claims invalidated by the USPTO. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337, and the investigation was terminated. Centripetal has appealed this determination and in April 2026, the Federal Circuit Court of Appeals issued its decision allowing the findings of the ITC to stand.
On August 21, 2024, Centripetal filed a complaint in Europe’s Unified Patent Court (“UPC”) alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight’s accused products did not infringe the patent. Keysight also challenged the validity of the patent in the EPO, and the EPO revoked the patent in November 2025. Centripetal is appealing both the UPC’s and EPO’s determinations.

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
On January 23, 2025, we filed a lawsuit against the United States of America in the U.S. Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and cost, allowed by law. We intend to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
In addition, global and regional macroeconomic developments, such as uncertainty related to future economic activity, increased tariff rates and reciprocal tariffs, volatility in financial and capital markets, reduced access to credit, changing interest rates, decreased liquidity, uncertain or destabilizing national elections and reactions to national election results, political violence and unrest in the U.S., the U.K., Europe, the Middle East and Asia, and negative changes or volatility in general economic conditions in those regions could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our suppliers and customers due to economic volatility could result in product delays, reduced purchasing power, delays in payment or inability to pay us, and inventory issues. Economic risks related to accounts receivable could result in delays in collection and greater bad debt expense.
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
In February 2026, the Supreme Court of the United States (“U.S. Supreme Court”) determined that tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) were not authorized by law. Subsequent rulings by the U.S. Court of International Trade have directed U.S. Customs and Border Protection to implement processes for the refund of certain tariffs previously collected. In light of these developments, we have submitted, or intend to submit, claims seeking refunds of tariffs previously paid. However, uncertainty remains regarding the ultimate outcome of these claims, including:
•the administrative procedures and timing for processing claims,
•the availability of government funding or appropriations to support refund payments (including accrued interest), and
•the impacts of any further litigation, appeals or regulatory action.
As a result, we cannot predict the period in which any such amounts may be recovered. In addition, any anticipated refunds may be delayed, reduced, or denied.
To the extent we are unable to recover tariffs previously paid, or experience delays or uncertainty in recovery, our results of operations, cash flows and financial condition could be adversely affected.
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
We are a global company with international operations, and we sell our products and solutions in countries throughout the world. Regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions and the decision to discontinue our operations in Russia, escalating geopolitical tensions, including military conflict and instability in the Middle East, and the risk of increased tensions between China and Taiwan, could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in additional closure of facilities in sanctioned countries. In addition, international conflict could further result in global or regional market instability; increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; and increased risk of cybersecurity attacks, which could adversely impact our financial results.
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
In February 2026, the U.S. Supreme Court determined that tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) were not authorized by law. Subsequent rulings by the U.S. Court of International Trade have directed U.S. Customs and Border Protection to implement processes for the refund of certain tariffs previously collected. In light of these developments, we have submitted, or intend to submit, claims seeking refunds of tariffs previously paid. However, uncertainty remains regarding the ultimate outcome of these claims, including:
•the administrative procedures and timing for processing claims,
•the availability of government funding or appropriations to support refund payments (including accrued interest), and
•the impacts of any further litigation, appeals or regulatory action.
As a result, we cannot predict the period in which any such amounts may be recovered. In addition, any anticipated refunds may be delayed, reduced, or denied.
To the extent we are unable to recover tariffs previously paid, or experience delays or uncertainty in recovery, our results of operations, cash flows and financial condition could be adversely affected.
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
On January 23, 2025, we filed a lawsuit against the United States of America in the U.S. Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and cost, allowed by law. We intend to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
From time-to-time parties have claimed that one or more of our solutions or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Details of outstanding litigation between the company and Centripetal are provided elsewhere in Part I, Item 1, Note 13, “Commitments and contingencies,” and Part II, Item 1, “Legal Proceedings,” of this Form 10-Q. We continue to deny all the Centripetal allegations and are aggressively defending each case.
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
We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. Details of outstanding litigation between the company and Centripetal are provided elsewhere in Part I, Item 1, Note 13, “Commitments and contingencies,” and Part II, Item 1, “Legal Proceedings,” of this Form 10-Q.
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
•changes in recommendations or earnings estimates by securities analysts or our ability to meet those estimates;
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
•geopolitical conflicts;
•market perceptions regarding artificial intelligence; and
•other external factors.
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
•the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult. While this provision was recently amended by a stockholders’ vote at the company’s annual meeting of stockholders on March 19, 2026, the implementation of the declassification of the board of directors will be done on a phased basis through 2029. The co-existence of directors serving differing terms will make the replacement of incumbent directors during this interim period more challenging;
•a provision that shareholders may only remove directors with cause; provided, however that upon completion of the declassification exercise in 2029 referenced above, this provision will allow for the removal of directors with or without cause; and
•the ability of our directors, and not shareholders, to fill vacancies on our board of directors.
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
The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (in millions) (1)

February 1, 2026 through February 28, 2026	—	$—	—	$1,413
March 1, 2026 through March 31, 2026	778,081	$283.05	778,081	$1,192
April 1, 2026 through April 30, 2026	—	$—	—	$1,192
Total	778,081		778,081

(1)
On November 24, 2025, our board of directors approved a new stock repurchase program, in replacement of the prior program approved in March 2023. The new stock repurchase program authorizes the company to expend up to $1,500 million to repurchase outstanding shares of common stock of the company. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means. All such shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three and six months ended April 30, 2026, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

			Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate number of securities to be sold(1)	Plan expiration date

Ronald S. Nersesian	Adoption	December 17, 2025	☒	☐	30,000	September 17, 2026
Board Chairman
Satish Dhanasekaran	Adoption	March 26, 2026	☒	☐	30,544	March 17, 2027
President and Chief Executive Officer
Ingrid Estrada	Adoption	March 30, 2026	☒	☐	15,509	March 30, 2027
Senior Vice President, Chief of Supply Chain and Operations
Kailash Narayanan	Adoption	March 30, 2026	☒	☐	10,435	June 1, 2027
Senior Vice President, CSG

(1)	The “Aggregate number of securities to be sold” represents the gross number of shares to be received during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. Any underlying performance share awards being calculated at target.
During the three and six months ended April 30, 2026, there were no terminations of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.”

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	June 4, 2026	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 4, 2026	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)