Form 10-Q
period 2026-07-31
Keysight Technologies, Inc.
filed 2026-09-02
CIK 1601046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding at August 27, 2026 was 170,244,745.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Revenue:
Products	$1,464	$1,023	$4,028	$2,994
Services and other	382	329	1,135	962
Total revenue	1,846	1,352	5,163	3,956
Costs and expenses:
Cost of products	504	409	1,417	1,170
Cost of services and other	126	109	357	318
Total cost of sales	630	518	1,774	1,488
Research and development	312	250	935	749
Selling, general and administrative	446	354	1,349	1,075
Other operating expense (income), net	(3)	(4)	(11)	(15)
Total costs and expenses	1,385	1,118	4,047	3,297
Income from operations	461	234	1,116	659
Interest income	20	31	54	71
Interest expense	(26)	(28)	(80)	(68)
Other income (expense), net	22	4	3	98
Income before taxes	477	241	1,093	760
Provision for income taxes	80	50	66	143
Net income	$397	$191	$1,027	$617

Net income per share:
Basic	$2.33	$1.11	$6.00	$3.58
Diluted	$2.30	$1.10	$5.93	$3.56

Weighted average shares used in computing net income per share:
Basic	171	172	171	172
Diluted	173	173	173	173

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net income	$397	$191	$1,027	$617
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax benefit (expense) of zero, $1, $(2) and $2	(2)	6	3	4
Amounts reclassified into earnings related to derivative instruments, net of tax benefit (expense) of zero, $1, $4 and $2	(5)	(1)	(17)	(9)
Foreign currency translation, net of tax benefit (expense) of $(2), zero, zero and zero	(15)	(7)	(4)	72
Change in net actuarial gain (loss) and prior service cost associated with defined benefit plan, net of tax benefit (expense) of $1, zero, $(2) and zero	—	—	(6)	2
Other comprehensive income (loss)	(22)	(2)	(24)	69
Total comprehensive income	$375	$189	$1,003	$686

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	July 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,605	$1,873
Accounts receivable, net	1,067	939
Inventory	1,047	1,050
Other current assets	567	486
Total current assets	5,286	4,348
Property, plant and equipment, net	735	795
Operating lease right-of-use assets	221	236
Goodwill	3,462	3,424
Other intangible assets, net	1,113	1,304
Long-term investments	188	211
Long-term deferred tax assets	327	373
Other assets	589	610
Total assets	$11,921	$11,301
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$700	$—
Accounts payable	424	355
Employee compensation and benefits	379	399
Deferred revenue	707	652
Income and other taxes payable	163	207
Operating lease liabilities	53	51
Other accrued liabilities	186	186
Total current liabilities	2,612	1,850
Long-term debt	1,817	2,534
Retirement and post-retirement benefits	76	75
Long-term deferred revenue	250	232
Long-term operating lease liabilities	176	193
Other long-term liabilities	419	536
Total liabilities	5,350	5,420
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 100 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 1 billion shares authorized; 203 million and 202 million shares issued, respectively	2	2
Treasury stock, at cost; 32.7 million shares and 30.8 million shares, respectively	(4,319)	(3,799)
Additional paid-in-capital	3,058	2,851
Retained earnings	8,102	7,075
Accumulated other comprehensive loss	(272)	(248)
Total stockholders' equity	6,571	5,881
Total liabilities and equity	$11,921	$11,301

 The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,027	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116	97
Amortization	202	104
Share-based compensation	181	129
Deferred tax expense (benefit)	(28)	(58)
Excess and obsolete inventory-related charges	29	30
Gain on sale of investments	(6)	—
Unrealized loss (gain) on investments	38	(39)
Other non-cash expenses (income), net	13	5
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(138)	173
Inventory	(26)	(21)
Accounts payable	72	29
Employee compensation and benefits	(20)	(8)
Deferred revenue	64	(12)
Income taxes payable	(63)	42
Other assets and liabilities	(82)	96
Net cash provided by operating activities	1,379	1,184
Cash flows from investing activities:
Investments in property, plant and equipment	(97)	(90)
Acquisitions of businesses and intangible assets, net of cash acquired	(33)	(3)
Purchase of investments	(27)	(4)
Proceeds from sale of investments	22	—
Net cash used in investing activities	(135)	(97)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	68	63
Payment of taxes related to net share settlement of equity awards	(41)	(38)
Treasury stock repurchases, including excise tax payments	(520)	(278)
Proceeds from issuance of long-term debt	—	748
Payment of acquisition-related consideration	(21)	—
Debt issuance costs	(1)	(8)
Net cash provided by (used in) financing activities	(515)	487
Effect of exchange rate movements	3	9
Net increase in cash, cash equivalents, and restricted cash	732	1,583
Cash, cash equivalents, and restricted cash at beginning of period	1,890	1,814
Cash, cash equivalents, and restricted cash at end of period	$2,622	$3,397
Supplemental cash flow information:
Interest payments	$90	$39
Income tax paid, net	$127	$74
Investments in property, plant and equipment included in accounts payable	$18	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of April 30, 2026	202,773	$2	$2,982	(32,014)	$(4,108)	$7,705	$(250)	$6,331
Net income	—	—	—	—	—	397	—	397
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(22)	(22)
Issuance of common stock	183	—	36	—	—	—	—	36
Taxes related to net share settlement of equity awards	—	—	(6)	—	—	—	—	(6)
Share-based compensation	—	—	46	—	—	—	—	46
Repurchase of common stock, including excise tax	—	—	—	(644)	(211)	—	—	(211)
Balance as of July 31, 2026	202,956	$2	$3,058	(32,658)	$(4,319)	$8,102	$(272)	$6,571

Balance as of October 31, 2025	202,080	$2	$2,851	(30,813)	$(3,799)	$7,075	$(248)	$5,881
Net income	—	—	—	—	—	1,027	—	1,027
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(24)	(24)
Issuance of common stock	876	—	68	—	—	—	—	68
Taxes related to net share settlement of equity awards	—	—	(41)	—	—	—	—	(41)
Share-based compensation	—	—	180	—	—	—	—	180
Repurchase of common stock, including excise tax	—	—	—	(1,845)	(520)	—	—	(520)
Balance as of July 31, 2026	202,956	$2	$3,058	(32,658)	$(4,319)	$8,102	$(272)	$6,571

Balance as of April 30, 2025	201,704	$2	$2,765	(29,914)	$(3,648)	$6,651	$(293)	$5,477
Net income	—	—	—	—	—	191	—	191
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2)	(2)
Issuance of common stock	370	—	32	—	—	—	—	32
Taxes related to net share settlement of equity awards	—	—	(9)	—	—	—	—	(9)
Share-based compensation	—	—	31	—	—	—	—	31
Repurchase of common stock, including excise tax	—	—	—	(305)	(50)	—	—	(50)
Balance as of July 31, 2025	202,074	$2	$2,819	(30,219)	$(3,698)	$6,842	$(295)	$5,670

Balance as of October 31, 2024	201,008	$2	$2,664	(28,424)	$(3,422)	$6,225	$(364)	$5,105
Net income	—	—	—	—	—	617	—	617
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	69	69
Issuance of common stock	1,066	—	63	—	—	—	—	63
Taxes related to net share settlement of equity awards	—	—	(38)	—	—	—	—	(38)
Share-based compensation	—	—	130	—	—	—	—	130
Repurchase of common stock, including excise tax	—	—	—	(1,795)	(276)	—	—	(276)
Balance as of July 31, 2025	202,074	$2	$2,819	(30,219)	$(3,698)	$6,842	$(295)	$5,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSIGHT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview. Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December 6, 2013, serves technology innovators as a mission-critical design enablement partner for the world’s most complex engineering challenges. By connecting market-leading design, emulation, and test solutions across the full lifecycle, Keysight helps engineering teams accelerate innovation, reduce risk, and bring new technologies to market on ever-shorter schedules. Customers across artificial intelligence infrastructure, communications, industrial automation, aerospace and defense, automotive, semiconductor, and general electronics rely on Keysight to bridge virtual design and physical reality, enabling confident decisions earlier.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our financial position as of July 31, 2026 and October 31, 2025, results of operations for the three and nine months ended July 31, 2026 and 2025, and cash flows for the nine months ended July 31, 2026 and 2025.
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
Accordingly, during the nine months ended July 31, 2026, we recorded a receivable of $100 million within “other current assets” in the condensed consolidated balance sheet, representing recovery of IEEPA tariffs previously paid and accrued statutory interest, with corresponding offsets of $93 million to “cost of sales,” $4 million to “selling, general and administrative expenses,” and $3 million to “interest income” in the condensed consolidated statement of operations. In addition, we recorded a $40 million liability within “other accrued liabilities” in the condensed consolidated balance sheet as a result of our decision to refund IEEPA tariff surcharges collected from our customers, with a corresponding reduction of revenue in the condensed consolidated statement of operations. In the three and nine months ended July 31, 2026, we received $37 million in IEEPA tariff refund proceeds, resulting in outstanding IEEPA tariff refund claims receivable of $64 million within “other current assets” in the condensed consolidated balance sheet, representing recovery of IEEPA tariffs previously paid. For discussion of risks related to tariff refund claims, see Part II, Item 1A, Risk Factors.
Update to Significant Accounting Policies. There have been no additional material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

New Accounting Pronouncements
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and provides additional information for reconciling items that meet a quantitative threshold. This standard is effective for fiscal years beginning after December 15, 2024. We will adopt the standard on the effective date in our annual reporting for fiscal year 2026.
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
Goodwill of $666 million and $46 million was assigned to the Communications Solutions Group (“CSG”) and Electronic Industrial Solutions Group (“EISG”) reportable segments, respectively, reflecting the expected benefits and synergies that are likely to be realized from the Spirent acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date:

October 15, 2025
(in millions)
Cash and cash equivalents	$127
Inventory	36
Accounts receivable	71
Assets held for sale	433
Other current assets	25
Property, plant and equipment	24
Operating lease right-of-use assets	11
Other intangible assets	528
Other assets	8
Total assets acquired	1,263
Accounts payable	(13)
Employee compensation and benefits	(44)
Deferred revenue	(44)
Operating lease liabilities	(4)
Liabilities held for sale	(34)
Other accrued liabilities	(68)
Long-term deferred revenue	(14)
Long-term operating lease liabilities	(9)
Other long-term liabilities	(181)
Net assets acquired	852
Goodwill	712
Total consideration	$1,564
Assets and liabilities held for sale primarily included Spirent’s high-speed ethernet, network security, and channel emulation business lines, which were sold to Viavi Solutions Inc. (“Viavi”) in connection with satisfying the regulatory conditions set out as part of the Spirent acquisition. Assets held for sale primarily comprise goodwill of $56 million, other intangible assets of $346 million, consisting primarily of developed technology of $295 million and customer relationships of $50 million, inventory of $25 million, and other assets of $6 million allocated to the divestiture on the relative fair value basis. Developed technology and customer relationships were valued using the relief from royalty and multi-period excess earnings valuation methods, respectively. Liabilities held for sale primarily represents deferred revenue and other accruals. See “Spirent-related divestiture” below for further details.

The fair values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, employee compensation and benefits, and deferred revenue were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values of acquired inventory, property, plant and equipment, and intangible assets were determined with the input from third-party valuation specialists. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. During the three and nine months ended July 31, 2026, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were refined. The total purchase price allocation adjustments to goodwill for the nine months ended July 31, 2026 were approximately $14 million and related primarily to a decrease in the allocation to inventory, property, plant and equipment and other current assets of $4 million, $4 million, and $2 million, respectively, and an increase to employee compensation and benefits of $4 million. In connection with the acquisition and determination of the fair values of acquired assets and assumed liabilities, the company is in the process of obtaining additional information to refine its initial fair value estimates related to income taxes. As additional information becomes available, we may revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
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
Acquisition and integration costs directly related to the Spirent acquisition are primarily included in “research and development” and “selling, general and administrative” in the condensed consolidated statement of operations, and were $26 million and $75 million, respectively, for the three and nine months ended July 31, 2026.
Spirent-related Divestiture
On October 16, 2025, we sold Spirent’s high-speed ethernet, network security, and channel emulation business lines for $399 million to Viavi. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We do not have any material continuing involvement with this business.
Acquisition of Synopsys’ Optical Solutions Group
On October 17, 2025, we acquired the Optical Solutions Group business (“OSG”) from Synopsys, Inc. for $581 million, using existing cash, including $3 million consideration for outstanding awards and unvested options under Synopsys’ compensation plans. During the nine months ended July 31, 2026, the total purchase consideration was reduced by $1 million to $580 million, reflecting measurement period adjustments to the purchase price allocation.
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
As noted above, the intangible assets were valued using various income approach methods and significant assumptions. Significant assumptions related to developed technology included royalty rate, obsolescence rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses. Significant assumptions related to customer relationships included customer attrition rate, developed technology royalty rate, revenue growth rate, earnings before interest and taxes, discount rate, and total operating expenses. The in-process research and development was valued by discounting forecasted cash flows directly related to the products expected to result from the projects, net of returns on contributory assets. A discount rate of 11% was used to value the research and development projects to reflect the additional risks inherent in the acquired projects. The primary in-process projects acquired relate to next generation products which will be released in the near future. Total costs to complete for all OSG in-process research and development were estimated at approximately $2 million as of the close date.
Acquisition and integration costs directly related to the OSG acquisition are included in “research and development” and “selling, general and administrative” in the condensed consolidated statement of operations, and were immaterial and $5 million, respectively, for the three and nine months ended July 31, 2026.

Acquisition of Ansys’ PowerArtist
On October 17, 2025, we acquired PowerArtist from Ansys, Inc. for $26 million, expanding our design engineering software portfolio and computer-aided engineering capabilities, enabling customers to take innovative designs to market faster. We recognized goodwill and other intangible assets of $14 million and $14 million, respectively. During the nine months ended July 31, 2026, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were refined. The total purchase price allocation adjustments to goodwill for the nine months ended July 31, 2026 were approximately $12 million and related primarily to a decrease in the allocation to accounts receivable and other intangible assets of $6 million and $3 million, respectively, as well as an increase to deferred revenue of $3 million. Goodwill was assigned to the CSG and EISG reportable segments, reflecting the expected benefits and synergies that are likely to be realized from the acquisition. We do not expect the goodwill recognized or any potential impairment charges in the future to be deductible for income tax purposes.

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

	Three Months Ended
	July 31,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$624	$105	$729	$466	$100	$566
Europe	175	132	307	120	97	217
Asia Pacific	546	264	810	354	215	569
Total revenue	$1,345	$501	$1,846	$940	$412	$1,352

End Market
Aerospace, Defense & Government	$339	$—	$339	$296	$—	$296
Commercial Communications	1,006	—	1,006	644	—	644
Electronic Industrial	—	501	501	—	412	412
Total revenue	$1,345	$501	$1,846	$940	$412	$1,352

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,111	$427	$1,538	$746	$341	$1,087
Revenue recognized over time	234	74	308	194	71	265
Total revenue	$1,345	$501	$1,846	$940	$412	$1,352

	Nine Months Ended
	July 31,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Region
Americas	$1,757	$296	$2,053	$1,322	$305	$1,627
Europe	530	433	963	385	314	699
Asia Pacific	1,413	734	2,147	1,029	601	1,630
Total revenue	$3,700	$1,463	$5,163	$2,736	$1,220	$3,956

End Market
Aerospace, Defense & Government	$1,078	$—	$1,078	$908	$—	$908
Commercial Communications	2,622	—	2,622	1,828	—	1,828
Electronic Industrial	—	1,463	1,463	—	1,220	1,220
Total revenue	$3,700	$1,463	$5,163	$2,736	$1,220	$3,956

Timing of Revenue Recognition
Revenue recognized at a point in time	$3,029	$1,244	$4,273	$2,176	$1,013	$3,189
Revenue recognized over time	671	219	890	560	207	767
Total revenue	$3,700	$1,463	$5,163	$2,736	$1,220	$3,956

Contract Balances
Contract assets
Contract assets consist of unbilled receivables that are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to solutions and support arrangements when transfer of control has occurred, but we have not yet invoiced. The contract assets balance was $167 million and $125 million as of July 31, 2026 and October 31, 2025, respectively, and is included in “accounts receivable, net” and “other assets” in the condensed consolidated balance sheet.
Contract costs
We capitalize costs incurred to acquire contracts for which the associated revenue is expected to be recognized in future periods. We have determined that certain employee and third-party representative commission programs meet the requirements to be capitalized. These costs are initially deferred and typically amortized over the term of the customer contract, which corresponds to the period of benefit. Capitalized contract costs were $46 million and $44 million as of July 31, 2026 and October 31, 2025, respectively, and are included in “other current assets” and “other assets” in the condensed consolidated balance sheet. The amortization expense associated with these capitalized costs was $20 million and $65 million for the three and nine months ended July 31, 2026, respectively, and $17 million and $46 million, respectively, for the corresponding periods last year.
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
The following table provides a roll-forward of our contract liabilities, current and non-current:

Nine Months Ended
July 31, 2026
(in millions)
Balance at October 31, 2025	$884
Deferral of revenue billed in current period, net of recognition	585
Deferred revenue arising out of acquisitions	6
Revenue recognized that was deferred as of the beginning of the period	(515)
Foreign currency translation impact	(3)
Balance at July 31, 2026	$957
Revenue recognized from contract liabilities for the three and nine months ended July 31, 2026 was $112 million and $515 million, respectively, based on balances at October 31, 2025, and for the three and nine months ended July 31, 2025 was $103 million and $446 million, respectively, based on balances at October 31, 2024.
Remaining Performance Obligations
Our expected remaining performance obligations, excluding contracts that have an original expected duration of one year or less, was approximately $616 million as of July 31, 2026 and represents the company’s obligation to deliver products and services and obtain customer acceptance on delivered products. As of July 31, 2026, we expect to fulfill 21 percent of these remaining performance obligations during the remainder of 2026, 43 percent during 2027, and 36 percent thereafter.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Cost of sales	$8	$8	$37	$28
Research and development	13	9	49	34
Selling, general and administrative	26	15	96	69
Total share-based compensation expense	$47	$32	$182	$131
Share-based compensation capitalized within inventory was $2 million as of July 31, 2026 and 2025.
5.    INCOME TAXES
We calculate income taxes for interim reporting periods by applying our estimated annual effective tax rate to year-to-date results and adjusting for tax items that are discrete to each period.
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions, except percentages)
Income before taxes	$477	$241	$1,093	$760
Provision for income taxes	$80	$50	$66	$143
Effective tax rate	16.7%	20.8%	6.0%	18.8%
For the three and nine months ended July 31, 2026, we recorded income tax expense of $80 million and $66 million, respectively, resulting in an effective tax rate of 16.7 percent and 6.0 percent, respectively. For the three and nine months ended July 31, 2025, we recorded income tax expense of $50 million and $143 million, respectively, resulting in an effective tax rate of 20.8 percent and 18.8 percent, respectively. The effective tax rate is generally lower than the U.S. federal statutory rate of 21 percent primarily due to favorable tax rates on certain earnings from operations in lower tax jurisdictions, partially offset by U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) inclusions and other taxes on foreign income.
For the three months ended July 31, 2026, we recorded net income tax expense of $12 million from discrete items, driven primarily by a valuation allowance recorded against the deferred tax asset related to California research tax credits now limited under state tax legislation and expense from unrecognized tax benefits. For the nine months ended July 31, 2026, we recorded net income tax benefits of $74 million from discrete items, driven by a $97 million net benefit from a favorable audit settlement and a $19 million release of reserves due to the expiration of the statute of limitations, including interest and penalties. These items were partially offset by a $15 million expense related to IEEPA tariff refund claims, $21 million expense from unrecognized tax benefits, and $6 million of other immaterial discrete items recorded for the period.
As of July 31, 2026 and October 31, 2025, our long-term income tax liabilities from unrecognized tax benefits were $194 million and $241 million, respectively. The decrease primarily reflected the release of $68 million of uncertain tax positions in connection with an audit settlement in January 2026 as well as a $12 million release of reserves due to the expiration of the statute of limitations, partially offset by current year increases.

6.    NET INCOME PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions, except per-share amounts)
Net income	$397	$191	$1,027	$617

Basic weighted-average shares	171	172	171	172
Potential common shares	2	1	2	1
Diluted weighted-average shares	173	173	173	173

Net income per share - basic	$2.33	$1.11	$6.00	$3.58
Net income per share - diluted	$2.30	$1.10	$5.93	$3.56
Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The goodwill balances as of July 31, 2026 and October 31, 2025 and the activity for the nine months ended July 31, 2026 for each of our reportable segments were as follows:

	CSG	EISG	Total
	(in millions)
Goodwill at October 31, 2025	$1,967	$1,457	$3,424
Foreign currency translation impact	(1)	(1)	(2)
Goodwill arising from acquisitions	36	4	40
Goodwill at July 31, 2026	$2,002	$1,460	$3,462
There were no impairments of goodwill for the three and nine months ended July 31, 2026 and 2025. As of July 31, 2026 and October 31, 2025, the accumulated impairment loss on goodwill was $709 million as recorded within the CSG reportable segment.
Other intangible assets as of July 31, 2026 and October 31, 2025 consisted of the following:

	July 31, 2026			October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Developed technology	$2,003	$1,229	$774	$1,987	$1,099	$888
Backlog	48	44	4	51	34	17
Trademark/Tradename	43	42	1	43	39	4
Customer relationships	824	495	329	820	442	378
Total amortizable intangible assets	2,918	1,810	1,108	2,901	1,614	1,287
In-Process research and development	5	—	5	17	—	17
Total	$2,923	$1,810	$1,113	$2,918	$1,614	$1,304
During the nine months ended July 31, 2026, we recognized additions to goodwill of $40 million and intangible assets of $5 million for measurement period adjustments to the estimated fair values of assets acquired and liabilities assumed from 2025 acquisitions and other acquisition activity. See Note 2, “Acquisitions,” for additional information. During the nine months ended July 31, 2026, we transferred $8 million from in-process research and development (“R&D”) to developed technology as projects were successfully completed and recorded an impairment charge of $4 million related to the cancellation of an in-process R&D project.

During the nine months ended July 31, 2026, foreign exchange translation had a favorable impact of $4 million on other intangible assets. Amortization of other intangible assets was $65 million and $196 million, respectively, for the three and nine months ended July 31, 2026, compared to $33 million and $97 million, respectively, for the same periods last year.
Goodwill is assessed for impairment on a reporting unit basis at least annually in the fourth quarter of each year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The company has not identified any triggering events that indicate an impairment of goodwill for the nine months ended July 31, 2026.
Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Amortization expense
(in millions)
2026 (remainder)	$63
2027	$236
2028	$233
2029	$224
2030	$144
2031	$132
Thereafter	$76
The weighted-average remaining amortization period of amortizable intangible assets in aggregate and by asset class was as follows:

July 31, 2026
(in years)
Developed technology	5
Backlog	—
Trademark/Tradename	—
Customer relationships	6
Total amortizable intangible assets	5
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 and October 31, 2025 were as follows:

	Fair Value Measurements at
	July 31, 2026				October 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,869	$1,869	$—	$—	$1,349	$1,349	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—	14	—	14	—
Long-term
Equity investments	132	132	—	—	169	169	—	—
Derivative instruments:
Cross-currency swap contracts	1	—	1	—	—	—	—	—
Total assets measured at fair value	$2,008	$2,001	$7	$—	$1,532	$1,518	$14	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—	$8	$—	$8	$—
Long-term
Deferred compensation liability	41	—	41	—	40	—	40	—
Derivative instruments:
Interest rate swap contracts	20	—	20	—	—	—	—	—
Total liabilities measured at fair value	$68	$—	$68	$—	$48	$—	$48	$—
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
Assets Measured at Fair Value on a Non-recurring Basis
Equity and fixed income investments or convertible notes without readily determinable fair values that are either measured at cost, adjusted for observable changes in price or impairments, or accounted for under a measurement alternative, and company-owned life insurance contracts measured at cash surrender value are excluded from the fair value hierarchy. The carrying value of such investments was $55 million and $42 million as of July 31, 2026 and October 31, 2025, respectively.
Net gains and losses from our equity and other investments, as recorded in “other income (expense), net,” in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Realized gain (loss) on equity and other investments sold	$—	$—	$6	$—
Net unrealized gain (loss) on equity and other investments still held	$12	$19	$(34)	$42

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
In the first quarter of fiscal year 2026, we entered into fixed-to-floating interest rate swap contracts with an aggregate notional amount of $600 million in connection with our 2034 Senior Notes. The change in the fair value of these contracts is recognized within “other long-term liabilities” in the condensed consolidated balance sheet with an offset to the carrying value of the related long-term debt.
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
In 2020, we entered into forward-starting interest rate swaps with an aggregate notional amount of $600 million in connection with future interest payments on the $600 million in unsecured senior notes (“2034 Senior Notes”). In 2023, we terminated the interest rate swap agreements, resulting in a deferred gain of $107 million recognized in “accumulated other comprehensive income (loss)” that is being amortized to interest expense over the term of the 2034 Senior Notes. The remaining unamortized gain related to the interest rate swap agreements was $87 million as of July 31, 2026.
Net Investment Hedges
We hedge certain net investment positions in foreign subsidiaries. Changes in the fair value of derivative instruments designated as net investment hedges are recognized in accumulated other comprehensive income.
In the first quarter of fiscal year 2026, we entered into cross-currency swaps with an aggregate notional amount of $300 million to mitigate foreign currency exposure related to a portion of our Japanese Yen net investment in certain foreign subsidiaries. These hedges are designated as net investment hedges under the criteria prescribed in the authoritative accounting guidance. The change in the value of the derivative instrument included in the assessment of effectiveness is recognized in foreign currency translation within “accumulated other comprehensive income (loss)” in the condensed consolidated balance sheet, with an offset to “other assets.” Amounts representing hedge components excluded from the assessment of effectiveness are recognized in “interest expense” in the condensed consolidated statement of operations.
Other Hedges
We periodically enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries.
Additionally, in connection with the acquisition of Spirent, we entered into foreign exchange forward contracts to mitigate the currency exchange risk associated with the payment of the purchase price in pounds sterling. The aggregate notional amount of the currencies hedged was 1.2 billion pounds sterling. These foreign exchange contracts did not qualify for hedge accounting treatment and were not designated as hedging instruments. During the nine months ended July 31, 2025, the settlement of these contracts provided $60 million in cash. In April 2025, we entered into new foreign exchange contracts with the same aggregate notional amount, which were subsequently settled in the fourth quarter of fiscal year 2025. For the three and nine months ended July 31, 2025, the aggregate net result on all these foreign exchange contracts was a loss of $14 million and a gain of $33 million, respectively, recorded in “other income (expense), net” in the condensed consolidated statement of operations.

The number of open foreign exchange forward contracts designated as “cash flow hedges” and “not designated as hedging instruments” were 180 and 86, respectively, as of July 31, 2026. The aggregated notional amounts by currency and designation as of July 31, 2026 were as follows:

	Derivatives in Cash Flow Hedging Relationships	Derivatives Not Designated as Hedging Instruments
	Forward Contracts	Forward Contracts
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$4	$62
Pounds Sterling	5	66
Singapore Dollar	32	4
Malaysian Ringgit	140	17
Japanese Yen	(158)	(77)
Other currencies	(28)	40
Total	$(5)	$112
Derivative instruments are subject to master netting arrangements and are disclosed at their gross fair value in the condensed consolidated balance sheet. The gross fair values and balance sheet presentation of derivative instruments held as of July 31, 2026 and October 31, 2025 were as follows:

Fair Values of Derivative Instruments
Assets Derivatives			Liabilities Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2026	October 31, 2025	Balance Sheet Location	July 31, 2026	October 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swap contracts
Other assets	$—	$—	Other long-term liabilities	$20	$—

Cash flow hedges
Foreign exchange contracts
Other current assets	3	9	Other accrued liabilities	5	2

Net investment hedges
Cross-currency swap contracts
Other assets	1	—	Other long-term liabilities	—	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	3	5	Other accrued liabilities	2	6
Total derivatives	$7	$14		$27	$8

The effect of derivative instruments for contracts designated as hedging instruments and not designated as hedging instruments in the condensed consolidated statement of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(2)	$5	$5	$2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings:
Cost of sales	$2	$(3)	$10	$1
Selling, general and administrative	$—	$2	$3	$2
Interest expense	$3	$3	$8	$8
Gain (loss) excluded from effectiveness testing recognized in earnings based on amortization approach:
Cost of sales	$1	$1	$3	$3
Selling, general and administrative	$—	$(1)	$—	$(1)

Net investment hedges
Gain (loss) recognized in accumulated other comprehensive income (loss)	$10	$—	$1	$—
Gain (loss) excluded from effectiveness testing recognized in earnings:
Interest expense	$1	$—	$3	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(4)	$(12)	$3	$43
As of July 31, 2026, the estimated amount expected to be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months is a net gain of $8 million.
10.    DEBT
The following table summarizes the components of our debt:

	July 31, 2026	October 31, 2025
(in millions, except percentages)
2027 Senior Notes at 4.60% ($700 face amount less unamortized costs of zero and $1)	$700	$699
2029 Senior Notes at 3.00% ($500 face amount less unamortized costs of $1 and $2)	499	498
2030 Senior Notes at 5.35% ($750 face amount less unamortized costs of $7 and $7)	743	743
2034 Senior Notes at 4.95% ($600 face amount less unamortized costs of $5 and $6), net of hedge accounting fair value adjustments of $20 and zero	575	594
Total debt	2,517	2,534
Less: Current portion of long-term debt	700	—
Long-term debt	$1,817	$2,534

Senior Notes
There have been no changes to the principal, maturity, interest rates, and interest payment terms of our senior notes during the nine months ended July 31, 2026 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

The fair value of our debt, calculated from quoted prices that are Level 1 inputs under the authoritative accounting guidance fair value hierarchy, is approximately $2,513 million and $2,565 million as of July 31, 2026 and October 31, 2025, respectively.
Revolving Credit Facility
On April 21, 2026, we entered into a new credit agreement (the “Revolving Credit Facility”) that amended and restated our existing credit agreement dated July 30, 2021 (the “2021 Revolving Credit Facility”) in its entirety and provides for a $750 million five-year unsecured revolving credit facility that will expire on April 21, 2031. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $350 million in the aggregate. We are obligated to pay an annual facility fee of 0.09 percent for the Revolver Credit Facility. Borrowings under the Revolving Credit Facility in U.S. Dollars bear interest at a rate equal to, at our option, (a) Term Benchmark Rate (primarily Secured Overnight Financing Rate or “SOFR”) plus a margin of 0.91 percent, or (b) the higher of (1) the prime rate, (2) the New York Federal Reserve Bank rate plus 0.5 percent, or (3) SOFR plus 1 percent. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2026, we had no borrowings outstanding under the Revolving Credit Facility and were in compliance with its covenants.
Letters of Credit
As of July 31, 2026 and October 31, 2025, we had $54 million and $60 million, respectively, of outstanding standby letters of credit, customs bonds, and surety bonds.
11.    RETIREMENT PLANS AND POST-RETIREMENT BENEFIT PLANS
For the three and nine months ended July 31, 2026 and 2025, our net pension and post-retirement benefit cost (benefit) consisted of the following:

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Three Months Ended
	July 31,
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost—benefits earned during the period	$4	$4	$2	$2	$—	$—
Interest cost on benefit obligation	10	10	9	9	1	2
Expected return on plan assets	(13)	(13)	(16)	(16)	(3)	(3)
Amortization of net actuarial loss (gain)	—	1	(1)	(1)	—	—
Net periodic benefit cost (benefit)	$1	$2	$(6)	$(6)	$(2)	$(1)

	Pensions
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plan
	Nine Months Ended
	July 31,
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost—benefits earned during the period	$11	$13	$7	$6	$—	$—
Interest cost on benefit obligation	29	29	26	26	5	6
Expected return on plan assets	(40)	(39)	(47)	(45)	(10)	(9)
Amortization of net actuarial loss (gain)	2	4	(3)	(3)	(1)	(1)
Net periodic benefit cost (benefit)	$2	$7	$(17)	$(16)	$(6)	$(4)
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
We did not contribute to our U.S. defined benefit plans or U.S. post-retirement benefit plan during the three and nine months ended July 31, 2026 and 2025. We contributed $2 million and $3 million to our non-U.S. defined benefit plans during the three months ended July 31, 2026 and 2025, respectively, and $7 million and $8 million during the nine months ended July 31, 2026 and 2025, respectively.
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
12.    SUPPLEMENTAL FINANCIAL INFORMATION
The following tables provide details of selected balance sheet items:
Cash, cash equivalents, and restricted cash

	July 31, 2026	October 31, 2025
	(in millions)
Cash and cash equivalents	$2,605	$1,873
Restricted cash included in other current assets	15	15
Restricted cash included in other assets	2	2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,622	$1,890
Restricted cash includes deficit reduction contributions to an escrow account for one of our non-U.S. defined benefit pension plans and deposits held as collateral against bank guarantees.
Inventory

	July 31, 2026	October 31, 2025
	(in millions)
Finished goods	$410	$425
Purchased parts and fabricated assemblies	637	625
Total inventory	$1,047	$1,050
Leases
The following table summarizes the components of our lease cost:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Operating lease cost	$16	$15	$50	$45
Variable lease cost	$6	$4	$18	$14
Supplemental information related to our operating leases was as follows:

	Nine Months Ended
	July 31,
	2026	2025
	(in millions)
Cash payment for operating leases	$50	$42
Right-of-use assets obtained in exchange for operating lease obligations	$28	$23
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

Activity related to the standard warranty accrual, which is included in “other accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet, was as follows:

	Nine Months Ended
	July 31,
	2026	2025
	(in millions)
Beginning balance	$30	$31
Accruals for warranties, including change in estimates	21	17
Settlements made during the period	(20)	(19)
Ending balance	$31	$29

Accruals for warranties due within one year	$19	$18
Accruals for warranties due after one year	12	11
Ending balance	$31	$29
Other current assets

	July 31, 2026	October 31, 2025
	(in millions)
Prepaid assets	$281	$285
IEEPA tariffs refund claims receivable	64	—
Other current assets	222	201
Total other current assets	$567	$486
Prepaid assets include deposits paid in advance to contract manufacturers of $158 million and $176 million as of July 31, 2026 and October 31, 2025, respectively.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
As of July 31, 2026, our non-cancellable commitments to contract manufacturers and suppliers were $704 million, compared to $450 million as of October 31, 2025. The increase was primarily driven by advance purchase orders placed to support fulfillment of a strong order backlog. We expect to fulfill most of our purchase commitments for inventory within one year.
During the nine months ended July 31, 2026, there were no other material changes to the purchase commitments as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Contingencies
We continue to manage the ongoing matters involving Centripetal Networks (“Centripetal”). On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office (“USPTO”), with all or most claims being found invalid in each challenged patent. Centripetal appealed seven of these findings, and as of July 2026, the Federal Circuit Court of Appeals affirmed the USPTO’s decision of invalidating all claims of four challenged patents and all but four claims of a fifth patent. Appeals of the remaining two patents are ongoing.
In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. Centripetal has repaid Keysight’s defense costs in two of these cases.
In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and requesting that Keysight be enjoined from importing certain products that are manufactured outside of the U.S. if found to infringe various claims of three Centripetal patents, two of which have since had all their claims invalidated by the USPTO. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337, and the investigation was terminated. Centripetal has appealed this determination and in April 2026, the Federal Circuit Court of

Appeals issued its decision allowing the findings of the ITC to stand. Centripetal did not appeal this decision, which is now final.
On August 21, 2024, Centripetal filed a complaint in Europe’s Unified Patent Court (“UPC”) alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight’s accused products did not infringe the patent. Keysight also challenged the validity of the patent in the EPO, and the EPO revoked the patent in November 2025. Centripetal is appealing both the UPC’s and EPO’s determinations. The EPO appeal is set for a hearing in November 2026.
We continue to deny all the Centripetal allegations and are aggressively defending each case.
On June 14, 2019, the U.S. Treasury issued final regulations relating to GILTI under the IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, we concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that U.S. Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. In response, we amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. We believe the position meets the more likely than not recognition threshold.
On January 23, 2025, we filed a lawsuit against the United States of America in the U.S. Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and costs, allowed by law. On July 2, 2026, the U.S. Court of Federal Claims granted our motion for partial summary judgment, finding the tax regulation we challenged to be invalid. The granting of our partial summary judgment motion does not, however, preclude other challenges or appeals from the United States. Accordingly, we intend to continue to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
14.    STOCKHOLDERS' EQUITY
Stock Repurchase Program
On November 24, 2025, our board of directors approved a new stock repurchase program that replaced the prior program approved in March 2023. The new stock repurchase program authorizes the company to expend up to $1,500 million to repurchase outstanding shares of common stock of the company. As of July 31, 2026, $983 million remained available to the company for this purpose. See “Issuer Purchases of Equity Securities” in Part II Item 2 for additional information.
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
For the nine months ended July 31, 2026, we repurchased 1,845,082 shares of common stock for $517 million and accrued $3 million for the excise tax on share repurchases, net of issuances. For the nine months ended July 31, 2025, we repurchased 1,794,568 shares of common stock for $275 million and accrued $1 million for the excise tax on share repurchases, net of issuances.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component and related tax effects for the three and nine months ended July 31, 2026 and 2025 were as follows:

	Foreign currency translation	Net defined benefit pension cost and post-retirement plan costs	Gains (losses) on derivatives	Total

	(in millions)
As of April 30, 2026	$(55)	$(270)	$75	$(250)
Other comprehensive income (loss) before reclassifications	(13)	—	(2)	(15)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	(1)	(5)	(6)
Tax benefit (expense)	(2)	1	—	(1)
Other comprehensive income (loss)	(15)	—	(7)	(22)
As of July 31, 2026	$(70)	$(270)	$68	$(272)

As of October 31, 2025	$(66)	$(264)	$82	$(248)
Other comprehensive income (loss) before reclassifications	(4)	(2)	5	(1)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	(2)	(21)	(23)
Tax benefit (expense)	—	(2)	2	—
Other comprehensive income (loss)	(4)	(6)	(14)	(24)
As of July 31, 2026	$(70)	$(270)	$68	$(272)

As of April 30, 2025	$(57)	$(315)	$79	$(293)
Other comprehensive income (loss) before reclassifications	(7)	—	5	(2)
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	—	(2)	(2)
Tax benefit (expense)	—	—	2	2
Other comprehensive income (loss)	(7)	—	5	(2)
As of July 31, 2025	$(64)	$(315)	$84	$(295)

As of October 31, 2024	$(136)	$(317)	$89	$(364)
Other comprehensive income (loss) before reclassifications	72	—	2	74
Amounts reclassified out of accumulated other comprehensive gain (loss)	—	2	(11)	(9)
Tax benefit (expense)	—	—	4	4
Other comprehensive income (loss)	72	2	(5)	69
As of July 31, 2025	$(64)	$(315)	$84	$(295)

Reclassifications out of accumulated other comprehensive loss into earnings for the three and nine months ended July 31, 2026 and 2025 were as follows:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in statement of operations
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Gain (loss) on derivatives	$2	$(3)	$10	$1	Cost of sales
	—	2	3	2	Selling, general and administrative
	3	3	8	8	Interest expense
	—	(1)	(4)	(2)	Benefit (provision) for income tax
	5	1	17	9	Net of income tax

Net defined benefit pension cost and post-retirement plan costs:
Net actuarial gain (loss)	1	—	2	(2)	Other income (expense), net
	—	—	(1)	—	Benefit (provision) for income tax
	1	—	1	(2)	Net of income tax

Total reclassifications for the period	$6	$1	$18	$7	Net of income tax
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

The following table reflects information related to our reportable segments:

	Three Months Ended
	July 31,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$1,345	$501	$1,846	$940	$412	$1,352
Segment expenses:(a)(b)
Cost of sales	393	179	572	313	176	488
Research and development	222	75	297	176	65	240
Selling, general and administrative	275	92	367	210	82	290
Other operating expenses (income)	(2)	(1)	(3)	(3)	(2)	(4)
Segment income from operations	$458	$155	$613	$246	$92	$338

Depreciation expense(a)	$27	$12	$39	$21	$12	$33

Capital expenditures	$25	$9	$34	$21	$10	$31

	Nine Months Ended
	July 31,
	2026			2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Revenue	$3,700	$1,463	$5,163	$2,736	$1,220	$3,956
Segment expenses:(a)(b)
Cost of sales	1,066	515	1,581	898	497	1,394
Research and development	651	228	879	519	190	708
Selling, general and administrative	812	278	1,090	609	241	849
Other operating expenses (income)	(7)	(3)	(11)	(11)	(5)	(15)
Segment income from operations	$1,178	$446	$1,624	$722	$298	$1,020

Depreciation expense(a)	$80	$36	$116	$62	$35	$97

Capital expenditures	$71	$26	$97	$59	$31	$90

(a) Segment expenses include depreciation expense disclosed separately below the table.
(b) Amounts in table above may not total due to rounding.

The following table reconciles reportable segments’ income from operations to our income before taxes, as reported:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Total reportable segments' income from operations	$613	$338	$1,624	$1,020
Share-based compensation	(47)	(32)	(182)	(131)
Amortization of acquisition-related balances	(72)	(33)	(218)	(100)
Acquisition and integration costs	(30)	(31)	(89)	(98)
Restructuring and other	(3)	(8)	(19)	(32)
Income from operations, as reported	461	234	1,116	659
Interest income	20	31	54	71
Interest expense	(26)	(28)	(80)	(68)
Other income (expense), net	22	4	3	98
Income before taxes, as reported	$477	$241	$1,093	$760
The following table presents segment assets directly managed by each segment.

	July 31, 2026			October 31, 2025
	CSG	EISG	Total	CSG	EISG	Total
	(in millions)
Segment assets	$6,326	$3,515	$9,841	$6,144	$3,524	$9,668
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. This report contains forward-looking statements which include, but are not limited to predictions, future guidance, projections, beliefs, and expectations about the company’s trends, seasonality, cyclicality and growth in, and drivers of, the markets we sell into, our strategic direction, earnings from our foreign subsidiaries, remediation activities, new solution and service introductions, the ability of our solutions to meet market needs, changes to our manufacturing processes, the use of contract manufacturers, the impact of government regulations on our ability to conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our contributions to our pension plans, the selection of discount rates and recognition of any gains or losses for our benefit plans, our cost-control activities, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, other regulatory approvals, the integration of our completed acquisitions and other transactions, and our transition to lower-cost regions. The forward-looking statements involve risks and uncertainties that could cause Keysight’s results to differ materially from management’s current expectations. Such risks and uncertainties include, but are not limited to, the impact of global economic conditions such as inflation or potential recession, the impacts of increased trade tensions such as an imposition of or increase in tariffs and tightening of export control regulations, slowing demand for products or services, volatility in financial markets, reduced access to credit, changes in interest rates or currency exchange rates, the existence of political or economic instability, impacts of geopolitical tension and conflict in regions outside of the U.S., the impact of new and ongoing litigation, impacts related to net zero emissions commitments, and the impact of volatile weather caused by environmental conditions such as climate change. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including but not limited to those risks and uncertainties discussed in Part II Item 1A and elsewhere in this Form 10-Q. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.
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
Overview and Executive Summary
Keysight Technologies, Inc. (“we,” “us,” “our,” “Keysight” or “the company”), incorporated in Delaware on December

6, 2013, serves technology innovators as a mission-critical design enablement partner for the world’s most complex engineering challenges. By connecting market-leading design, emulation, and test solutions across the full lifecycle, Keysight helps engineering teams accelerate innovation, reduce risk, and bring new technologies to market on ever-shorter schedules. Customers across artificial intelligence (“AI”) infrastructure, communications, industrial automation, aerospace and defense, automotive, semiconductor, and general electronics rely on Keysight to bridge virtual design and physical reality, enabling confident decisions earlier.
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
Acquisition of Spirent Communications plc
In the fourth quarter of fiscal 2025, we acquired all of the outstanding common stock of Spirent Communications plc (“Spirent”) for $1,415 million, net of $127 million cash acquired, using existing cash. For the three and nine months ended July 31, 2026, our acquisition of Spirent resulted in incremental revenue of $61 million and $204 million, respectively. In our discussion of changes in our results of operations, we have qualitatively disclosed the impact of the Spirent acquisition.
U.S. government tariffs and IEEPA tariff refund claims and related customer surcharge refunds
Changes to U.S. tariff policy which resulted in broad-based increases in tariff rates, IEEPA tariff refund claims, and related customer surcharge refunds impacted our financial results for the three and nine months ended July 31, 2026. We continue to closely monitor and assess the potential impact of ongoing tariff actions, including the recently introduced Section 301 “forced labor” tariffs, on our results, and take steps across multiple vectors to reduce the impact. This multipronged mitigation approach spans our global manufacturing footprint and sourcing strategies, as well as pricing and cost actions.
In February 2026, the Supreme Court of the United States (“U.S. Supreme Court”) determined that certain tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) were not authorized by law. Subsequent rulings by the U.S. Court of International Trade have directed the U.S. Customs and Border Protection to establish processes to effect refunds of certain tariffs previously collected. Based on these judicial determinations, during the nine months ended July 31, 2026, we recorded a receivable of $100 million within “other current assets” in the condensed consolidated balance sheet, representing recovery of tariffs previously paid and statutory interest accrued, with corresponding offsets of $93 million to “cost of sales,” $4 million to “selling, general and administrative,” and $3 million to “interest income” in the condensed consolidated statement of operations. In addition, we recorded a $40 million liability within “other accrued liabilities” in the condensed consolidated balance sheet as a result of our decision to refund IEEPA tariff surcharges collected from our customers, with a corresponding reduction of revenue in the condensed consolidated statement of operations. During the three and nine months ended July 31, 2026, we received $37 million of refund proceeds, resulting in outstanding IEEPA tariff refund claims receivable of $64 million as of July 31, 2026. For additional information regarding the basis of accounting for tariff refund claims, see Note 1, “Overview and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements. In our discussion of changes in our results of operations and segment overview, we have qualitatively disclosed the impact of the IEEPA tariff refund claims and related customer surcharge refunds.
The following table reflects the net impact of IEEPA tariff refund claims and related customer surcharge refunds on our reportable segments:

	Nine Months Ended
	July 31, 2026
	CSG	EISG	Total
(in millions, except percentages)	increase / (decrease)
Revenue	$(34)	$(6)	$(40)
Income from operations	$38	$19	$57
Gross margin impact	1.6 ppts	1.5 ppts	1.5 ppts
Operating margin impact	1.3 ppts	1.4 ppts	1.3 ppts
For additional discussion of risks related to tariffs, trade relations, and tariff refund claims, see Part II Item 1A, Risk Factors.

Three and nine months ended July 31, 2026 and 2025
Total orders for the three and nine months ended July 31, 2026 were $2,091 million and $5,787 million, respectively, an increase of 56 percent and 48 percent, respectively, compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point and an immaterial impact, respectively, on the year-over-year change for the three and nine months ended July 31, 2026. Acquisitions had a favorable impact of 5 percentage points and 6 percentage points, respectively, on the year-over-year change for the three and nine months ended July 31, 2026. For the three and nine months ended July 31, 2026, orders increased across all regions.
Revenue for the three and nine months ended July 31, 2026 was $1,846 million and $5,163 million, respectively, an increase of 36 percent and 31 percent, respectively, compared to the same periods last year. Foreign currency movements had an immaterial impact and a favorable impact of 1 percentage point, respectively, on the year-over-year change for the three and nine months ended July 31, 2026. Acquisitions had a favorable impact of 6 percentage points and 7 percentage points, respectively, on the year-over-year change for the three and nine months ended July 31, 2026. For both periods, revenue increased in the Communications Solutions Group (“CSG”) and the Electronic Industrial Solutions Group (“EISG”). Revenue from CSG and EISG represented 73 percent and 27 percent, respectively, of total revenue for the three months ended July 31, 2026. Revenue from CSG and EISG represented 72 percent and 28 percent, respectively, of total revenue for the nine months ended July 31, 2026.
Net income for the three and nine months ended July 31, 2026 was $397 million and $1,027 million, respectively, compared to $191 million and $617 million, respectively, for the same periods last year. The increase in net income for the three months ended July 31, 2026 was primarily driven by higher revenue and favorable mix, partially offset by incremental costs from acquired businesses, higher people-related costs, higher amortization of acquisition-related balances and higher net income tax expense. The increase in net income for the nine months ended July 31, 2026 was primarily driven by higher revenue, favorable mix, lower net income tax expense, and net IEEPA tariff refund claims, partially offset by incremental costs from acquired businesses, higher people-related costs, higher amortization of acquisition-related balances, net losses on equity investments, and the impact of ongoing tariffs.
Cash flows generated from operating activities were $1,379 million and $1,184 million, respectively, for the nine months ended July 31, 2026 and 2025. Refer to the “Financial Condition” section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Outlook
Our first-to-market solutions strategy enables customers to develop new technologies, accelerate innovation while providing a platform for Keysight's long-term growth. Our customers are expected to continue to make R&D investments in certain next-generation technologies and applications, including advancing 5G, early 6G, quantum computing, high-speed data center networks and infrastructure, non-terrestrial networks, AI, industrial internet of things, defense modernization, next generation electric vehicles, and autonomous vehicles. We continue to engage actively with our customers and closely monitor the macroeconomic environment, including tariffs, trade restrictions and tightening of export control regulations, monetary and fiscal policies, and geopolitical tensions. We remain confident in the long-term secular growth trends of our markets and our ability to outperform in a variety of market conditions.
Critical Accounting Policies and Estimates
During the nine months ended July 31, 2026, there were no material changes to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Adoption of New Accounting Pronouncements
See Note 1, “Overview and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Currency Exchange Rate Exposure
Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates due to our global operating, investing, and financing activities. We hedge revenues, expenses, and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. The results of these hedging activities are included in the condensed consolidated balance sheet and condensed consolidated statement of operations. We may experience some fluctuations within individual lines of the condensed consolidated balance sheet and condensed consolidated statement of operations because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, and monetary assets and liabilities. Our cash flow hedging program is designed to hedge short-term currency movements based on a rolling period of up to twelve months. Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.
Results from Operations - Three and nine months ended July 31, 2026 and 2025
A summary of our results is as follows:

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2026	2025	2026	2025	Three Months	Nine Months
	(in millions, except percentages)
Revenue	$1,846	$1,352	$5,163	$3,956	36%	31%
Gross margin	65.8%	61.7%	65.6%	62.4%	4 ppts	3 ppts
Research and development	$312	$250	$935	$749	25%	25%
Percentage of revenue	17%	19%	18%	19%	(2) ppts	(1) ppt
Selling, general and administrative	$446	$354	$1,349	$1,075	26%	26%
Percentage of revenue	24%	26%	26%	27%	(2) ppts	(1) ppt
Other operating expense (income), net	$(3)	$(4)	$(11)	$(15)	(10)%	(29)%
Income from operations	$461	$234	$1,116	$659	97%	69%
Operating margin	24.9%	17.3%	21.6%	16.7%	8 ppts	5 ppts
Interest income	$20	$31	$54	$71	(36)%	(24)%
Interest expense	$(26)	$(28)	$(80)	$(68)	(7)%	18%
Other income (expense), net	$22	$4	$3	$98	416%	(96)%
Income before taxes	$477	$241	$1,093	$760	98%	44%
Provision (benefit) for income taxes	$80	$50	$66	$143	59%	(54)%
Net income	$397	$191	$1,027	$617	108%	66%
Revenue
Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Returns are recorded in the period received from the customer and historically have not been material.

The following table presents the percentage change in revenue by geographic region for the three and nine months ended July 31, 2026 and the impact of foreign currency movements as compared to the same periods last year.

	Year-over-Year Change
	Three Months Ended		Nine Months Ended
	July 31, 2026		July 31, 2026
Geographic Region	Actual	Currency Impact Favorable (Unfavorable)	Actual	Currency Impact Favorable (Unfavorable)
Americas	29%	—	26%	—
Europe	41%	3 ppts	38%	6 ppts
Asia Pacific	42%	(2) ppts	32%	(1) ppt
Total revenue	36%	—	31%	1 ppt
Refer to the “Segment Overview” section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on changes in revenue during the three and nine months ended July 31, 2026.
Gross Margin, Operating Margin, and Income Before Taxes
Gross margin for the three months ended July 31, 2026 increased 4 percentage points compared to the same period last year, primarily driven by higher revenue volume, favorable mix, and incremental gross margin impact from acquisitions, partially offset by higher people-related costs and higher amortization of acquisition-related balances. Gross margin for the nine months ended July 31, 2026 increased 3 percentage points compared to the same period last year, primarily driven by higher revenue volume, favorable mix, net IEEPA tariff refund claims, and incremental gross margin impact from acquisitions, partially offset by higher amortization of acquisition-related balances, higher people-related costs, and the impact of ongoing tariffs.
R&D expense for both the three and nine months ended July 31, 2026 increased 25 percent compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher variable people-related costs, and continued investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for both the three and nine months ended July 31, 2026 increased 26 percent compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher people-related costs, higher amortization of acquisition-related balances, and higher selling, marketing, and infrastructure costs, partially offset by lower acquisition and integration costs.
Other operating expense (income), net for the three and nine months ended July 31, 2026 was income of $3 million and $11 million, respectively, compared to income of $4 million and $15 million, respectively, for the same periods last year.
Operating margin for the three and nine months ended July 31, 2026 increased 8 percentage points and 5 percentage points, respectively, compared to the same periods last year, primarily due to gross margin gains and lower operating expenses as a percentage of sales.
Interest income for the three and nine months ended July 31, 2026 was $20 million and $54 million, respectively, compared to $31 million and $71 million, respectively, for the same periods last year and primarily relates to interest earned on our cash balances. Interest expense for the three and nine months ended July 31, 2026 was $26 million and $80 million, respectively, compared to $28 million and $68 million, respectively, for the same periods last year and primarily relates to interest on our senior notes.
Other income (expense), net for the three and nine months ended July 31, 2026 was income of $22 million and $3 million, respectively, compared to income of $4 million and $98 million, respectively, for the same periods last year. The increase in other income, net for the three months ended July 31, 2026 was primarily driven by lower net losses on derivative instruments and lower amortization of actuarial losses, partially offset by lower net gains on equity investments. The decrease in other income, net for the nine months ended July 31, 2026 was primarily driven by higher net losses on investments and higher net losses on derivative instruments, partially offset by lower amortization of actuarial losses.
As of July 31, 2026 and 2025, our headcount was approximately 16,600 and 15,500, respectively. The increase is primarily driven by acquisitions.

Income Taxes
We calculate income taxes for interim reporting periods by applying the estimated annual effective tax rate to year-to-date results and adjusting for tax items that are discrete to each period.
The following table provides income tax details:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions, except percentages)
Income before taxes	$477	$241	$1,093	$760
Provision for income taxes	$80	$50	$66	$143
Effective tax rate	16.7%	20.8%	6.0%	18.8%
For the three and nine months ended July 31, 2026, we recorded income tax expense of $80 million and $66 million, respectively, resulting in an effective tax rate of 16.7 percent and 6.0 percent, respectively. For the three and nine months ended July 31, 2025, we recorded income tax expense of $50 million and $143 million, respectively, resulting in an effective tax rate of 20.8 percent and 18.8 percent, respectively. The effective tax rate is generally lower than the U.S. federal statutory rate of 21 percent primarily due to favorable tax rates on certain earnings from operations in lower tax jurisdictions, partially offset by U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) inclusions and other taxes on foreign income.
For the three months ended July 31, 2026, we recorded net income tax expense of $12 million from discrete items, driven primarily by a valuation allowance recorded against the deferred tax asset related to California research tax credits now limited under state tax legislation and expense from unrecognized tax benefits. For the nine months ended July 31, 2026, we recorded net income tax benefits of $74 million from discrete items, driven by a $97 million net benefit from a favorable audit settlement and a $19 million release of reserves due to the expiration of the statute of limitations, including interest and penalties. These items were partially offset by a $15 million expense related to IEEPA tariff refund claims, $21 million expense from unrecognized tax benefits, and $6 million of other immaterial discrete items recorded for the period.
As of July 31, 2026 and October 31, 2025, our long-term income tax liabilities from unrecognized tax benefits were $194 million and $241 million, respectively. The decrease primarily reflected the release of $68 million of uncertain tax positions in connection with an audit settlement in January 2026 as well as a $12 million release of reserves due to the expiration of the statute of limitations, partially offset by current year increases.
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

Revenue

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2026	2025	2026	2025	Three Months	Nine Months
	(in millions)
Total CSG revenue	$1,345	$940	$3,700	$2,736	43%	35%
Currency impact favorable (unfavorable)					—	1 ppt
Acquisition impact favorable (unfavorable)					7 ppts	8 ppts
CSG revenue for the three and nine months ended July 31, 2026 grew across all regions and in both the commercial communications and the aerospace, defense, and government end markets. The increase in revenue was primarily driven by demand in high-speed networks to support the growing need for AI capabilities and aerospace and defense solutions. Our customers continued their R&D spend in next-generation technologies and applications, including AI-driven data center expansion, ongoing 5G standards development and deployment, 400G/800G/1.6 terabit Ethernet, development of new communications technologies (e.g., 6G, Open Radio Access Networks, commercial non-terrestrial networks, quantum), high-speed networking, and major defense and government programs worldwide.
Our commercial communications end market revenue for the three and nine months ended July 31, 2026 increased 56 percent and 43 percent, respectively, compared to the same periods last year and represented 75 percent and 71 percent, respectively, of total CSG revenue. For both the three and nine months ended July 31, 2026, revenue grew across all regions. The year-over-year increase in revenue was primarily driven by our customers R&D spend in terabit solutions and expanding 400G/800G/1.6 terabit transceiver manufacturing capacity to meet rising demand for AI capabilities. We continued to see investments in high-speed networks due to increasing need for AI capabilities in the data center infrastructure ecosystem, which drove demand for our 400G/800G/1.6 terabit Ethernet solutions, both in R&D and manufacturing.
Our aerospace, defense, and government end market revenue for the three and nine months ended July 31, 2026 increased 14 percent and 19 percent, respectively, compared to the same periods last year and represented 25 percent and 29 percent, respectively, of total CSG revenue. For both the three and nine months ended July 31, 2026, revenue growth in the Americas and Europe was partially offset by a decline in Asia Pacific. The year-over-year increase in revenue was primarily driven by strong growth in radar and spectrum operations coupled with space and satellite solutions. We continue to see investments in defense modernization and emerging technologies.
Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year- over-Year
	July 31,		July 31,		Change
	2026	2025	2026	2025	Three Months	Nine Months
	(in millions, except percentages)
Gross margin	70.8%	66.7%	71.2%	67.2%	4 ppts	4 ppts
Research and development	$222	$176	$651	$519	26%	26%
Selling, general and administrative	$275	$210	$812	$609	31%	33%
Other operating expense (income), net	$(2)	$(3)	$(7)	$(11)	(24)%	(32)%
Income from operations	$458	$246	$1,178	$722	87%	63%
Operating margin	34.0%	26.1%	31.8%	26.4%	8 ppts	5 ppts
Gross margin for the three months ended July 31, 2026 increased 4 percentage points compared to the same period last year, primarily driven by higher revenue volume, favorable mix, and incremental gross margin impact from acquisitions, partially offset by higher people-related costs. Gross margin for the nine months ended July 31, 2026 increased 4 percentage points compared to the same period last year, primarily driven by higher revenue volume, favorable mix, net IEEPA tariff refund claims, and incremental gross margin impact from acquisitions, partially offset by higher people-related costs and the impact of ongoing tariffs.
R&D expense for both the three and nine months ended July 31, 2026 increased 26 percent compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher variable people-related costs, and continued investments in key growth opportunities in our end markets and leading-edge technologies.
Selling, general and administrative expense for the three and nine months ended July 31, 2026 increased 31 percent and 33 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher people-related costs, and higher selling, marketing, and infrastructure costs.

Other operating expense (income), net for the three and nine months ended July 31, 2026 was income of $2 million and $7 million, respectively, compared to income of $3 million and $11 million, respectively, for the same periods last year.
Operating margin for the three and nine months ended July 31, 2026 increased 8 percentage points and 5 percentage points, respectively, compared to the same periods last year, driven by gross margin gains and lower operating expenses as a percentage of sales.
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
Revenue

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2026	2025	2026	2025	Three Months	Nine Months
	(in millions)
Total EISG revenue	$501	$412	$1,463	$1,220	21%	20%
Currency impact favorable (unfavorable)					(1) ppt	1 ppt
Acquisition impact favorable (unfavorable)					4 ppts	5 ppts
EISG revenue for the three months ended July 31, 2026 grew across all regions. EISG revenue for the nine months ended July 31, 2026 increased in Asia Pacific and Europe, partially offset by a decline in the Americas. Revenue increased across all markets. The increase in revenue was driven by AI-driven demand for advanced semiconductor technologies and fabrication capacity, next-generation printed circuit board interconnects and capacitors, software-defined vehicles and autonomous driving, and digital health.
Gross Margin and Operating Margin

	Three Months Ended		Nine Months Ended		Year-over-Year
	July 31,		July 31,		Change
	2026	2025	2026	2025	Three Months	Nine Months
	(in millions, except percentages)
Gross margin	64.1%	57.4%	64.8%	59.3%	7 ppts	5 ppts
Research and development	$75	$65	$228	$190	16%	20%
Selling, general and administrative	$92	$82	$278	$241	13%	15%
Other operating expense (income), net	$(1)	$(2)	$(3)	$(5)	(52)%	(35)%
Income from operations	$155	$92	$446	$298	69%	50%
Operating margin	31.0%	22.3%	30.5%	24.4%	9 ppts	6 ppts
Gross margin for the three months ended July 31, 2026 increased 7 percentage points compared to the same period last year, primarily driven by higher revenue volume, favorable mix, and incremental gross margin impact from acquisitions, partially offset by higher people-related costs. Gross margin for the nine months ended July 31, 2026 increased 5 percentage points compared to the same period last year, primarily driven by higher revenue volume, favorable mix, net IEEPA tariff refund claims, and incremental gross margin impact from acquisitions, partially offset by higher people-related costs and the impact of ongoing tariffs.
R&D expense for the three and nine months ended July 31, 2026 increased 16 percent and 20 percent, respectively, compared to the same periods last year, primarily driven by continued investments in key growth opportunities in our end markets and leading-edge technologies, incremental costs from acquired businesses, and higher variable people-related costs.
Selling, general and administrative expense for the three and nine months ended July 31, 2026 increased 13 percent and 15 percent, respectively, compared to the same periods last year, primarily driven by incremental costs from acquired businesses, higher people-related costs, and higher selling, marketing, and infrastructure costs.
Other operating expense (income), net for the three and nine months ended July 31, 2026 was income of $1 million and $3 million, respectively, compared to income of $2 million and $5 million, respectively, for the same periods last year.

Operating margin for the three and nine months ended July 31, 2026 increased 9 percentage points and 6 percentage points, respectively, compared to the same periods last year, driven by gross margin gains and lower operating expenses as a percentage of sales.
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
Overview of Cash Flows
Our key cash flow activities were as follows:

	Nine Months Ended
	July 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$1,379	$1,184
Net cash used in investing activities	$(135)	$(97)
Net cash provided by (used in) financing activities	$(515)	$487
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for income taxes, variable pay, pension funding, and other items that impact reported cash flows.
Net cash provided by operating activities increased $195 million during the nine months ended July 31, 2026 compared to the same period last year.
•Net income for the nine months ended July 31, 2026 increased by $410 million compared to the same period last year. Non-cash adjustments to net income increased by $277 million, primarily due to a $98 million increase in amortization, a $77 million increase in net unrealized losses on investments, a $52 million increase in share-based compensation expense, a $30 million decrease in deferred tax benefit, a $19 million increase in depreciation expense, and a $7 million increase in other non-cash expenses, partially offset by a $6 million gain on sale of investments.
•The aggregate change in accounts receivable, inventory, and accounts payable used net cash of $92 million during the first nine months of fiscal 2026, compared to net cash provided of $181 million in the same period last year. Cash flow generated from or used by the aggregate of accounts receivable, inventory, and accounts payable depends upon the cash conversion cycle, which represents the number of days between payments for raw materials and components and the collection of cash from customers. This cycle can be significantly impacted by the timing of shipments and purchases, as well as the timing of collections and payments in a period.
•The aggregate movements in other assets and liabilities used net cash of $101 million during the first nine months of fiscal 2026 compared to net cash provided of $118 million in the same period last year. This change was primarily driven by higher income and other tax payments, net of accruals, higher interest payments on senior notes, net of accruals, net IEEPA tariff refund claims receivable, and changes in derivative assets and liabilities, partially offset by an increase in deferred revenue, and changes in other assets and liabilities.
Investing Activities
Our investing activities primarily include investments in property, plant and equipment and acquisitions of businesses to support our strategy and growth.
Net cash used in investing activities was $135 million during the first nine months of fiscal 2026 compared to net cash used of $97 million in the same period last year. This change was primarily driven by a $30 million increase in cash used for acquisition activities, a $23 million increase in cash used for purchase of investments, and a $7 million increase in cash used for purchases of property, plant and equipment, partially offset by $22 million of proceeds from the sale of investments.

Financing Activities
Our financing activities primarily include proceeds from issuance of common stock under employee stock plans, tax payments related to net share settlement of equity awards, issuances and repayment of debt and related costs, and treasury stock repurchases.
Net cash used in financing activities was $515 million during the first nine months of fiscal 2026 compared to net cash provided of $487 million in the same period last year. This change was primarily driven by $748 million of proceeds received in the previous year from the issuance of our 2030 Senior Notes, $242 million higher treasury stock repurchases, and a $21 million payment of acquisition-related consideration.
Treasury Stock Repurchases
On November 24, 2025, our board of directors approved a new stock repurchase program that replaced the prior program approved in March 2023. The new stock repurchase program authorizes the company to expend up to $1,500 million to repurchase outstanding shares of common stock of the company. As of July 31, 2026, $983 million remained available to the company for this purpose. See “Issuer Purchases of Equity Securities” in Part II Item 2 for additional information.
Debt

	July 31, 2026	October 31, 2025
	(in millions)
Senior Notes (par value)	$2,550	$2,550
Revolving Credit Facility	$750	$750
Senior Notes
There have been no changes to the principal, maturity, interest rates, and interest payment terms of our senior notes during the nine months ended July 31, 2026 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Revolving Credit Facility
On April 21, 2026, we entered into a new credit agreement (the “Revolving Credit Facility”) that amended and restated our existing credit agreement dated July 30, 2021 (the “2021 Revolving Credit Facility”) in its entirety and provides for a $750 million five-year unsecured revolving credit facility that will expire on April 21, 2031. In addition, the Revolving Credit Facility permits the company, subject to certain customary conditions, on one or more occasions to request to increase the total commitments under the Revolving Credit Facility by up to $350 million in the aggregate. We are obligated to pay an annual facility fee of 0.09 percent for the Revolver Credit Facility. Borrowings under the Revolving Credit Facility in U.S. Dollars bear interest at a rate equal to, at our option, (a) Term Benchmark Rate (primarily Secured Overnight Financing Rate or “SOFR”) plus a margin of 0.91 percent, or (b) the higher of (1) the prime rate, (2) the New York Federal Reserve Bank rate plus 0.5 percent, or (3) SOFR plus 1 percent. We may use amounts borrowed under the Revolving Credit Facility for general corporate purposes. As of July 31, 2026, we had no borrowings outstanding under the Revolving Credit Facility and were in compliance with its covenants.
See Note 10, “Debt,” for additional information.
Cash and cash requirements
Cash

	July 31, 2026	October 31, 2025
	(in millions)
Cash, cash equivalents and restricted cash	$2,622	$1,890
U.S.	$560	$573
Non-U.S.	$2,062	$1,317
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
Our total commitments to contract manufacturers and suppliers increased to $762 million as of July 31, 2026, compared to $487 million as of October 31, 2025. The increase was primarily driven by advance purchase orders placed to support fulfillment of a strong order backlog. As of July 31, 2026, we had non-cancellable purchase commitments that aggregated to approximately $704 million, of which the majority is for less than one year. See Note 13, “Commitments and Contingencies,” for additional information.
There were no other material changes to the cash requirements from our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
During the nine months ended July 31, 2026, we released $68 million of uncertain tax positions resulting from an audit settlement. We believe that we have an adequate provision for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. Given the numerous tax years and matters that remain subject to examination in various tax jurisdictions, the ultimate resolution of current and future tax examinations could be inconsistent with management’s current expectations.
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
As of July 31, 2026, we believe our cash and cash equivalents, cash generated from operations, and our ability to access capital markets and credit lines will satisfy our cash needs for the foreseeable future both globally and domestically.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2025 Annual Report on Form 10-K.
In the first quarter of fiscal 2026, we entered into fixed-to-floating interest rate swap contracts with an aggregate notional amount of $600 million in connection with our 2034 Senior Notes. Additionally, in the first quarter of fiscal 2026, we entered into cross-currency swaps with an aggregate notional amount of $300 million to mitigate foreign currency exposure related to a portion of our Japanese Yen net investment in certain foreign subsidiaries. See Note 9, “Derivatives,” in Part I, Item 1, of this Form 10-Q for additional information.
There were no other material changes during the nine months ended July 31, 2026 to this information reported in our 2025 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We continue to manage the ongoing matters involving Centripetal Networks (“Centripetal”). On January 1, 2022, Centripetal filed a lawsuit in Federal District Court in Virginia, alleging that certain Keysight products infringe certain of Centripetal’s patents. We challenged the validity of claims of eight of these patents at the U.S. Patent and Trademark Office (“USPTO”), with all or most claims being found invalid in each challenged patent. Centripetal appealed seven of these findings, and as of July 2026, the Federal Circuit Court of Appeals affirmed the USPTO’s decision of invalidating all claims of four challenged patents and all but four claims of a fifth patent. Appeals of the remaining two patents are ongoing.
In addition, in February 2022, Centripetal filed complaints in Germany alleging infringement of three of Centripetal’s German patents. Keysight challenged the validity of the claims of these patents in German nullity or European Patent Office (“EPO”) opposition procedures. Two of the three patents were invalidated, and the appeals process has ended. The third patent had all but one claim invalidated at trial and is under appeal. Centripetal has repaid Keysight’s defense costs in two of these cases.
In April 2022, Centripetal filed a complaint with the International Trade Commission (“ITC”) requesting that they investigate whether Keysight violated Section 337 of the Tariff Act (“Section 337”) and requesting that Keysight be enjoined from importing certain products that are manufactured outside of the U.S. if found to infringe various claims of three Centripetal patents, two of which have since had all their claims invalidated by the USPTO. On December 5, 2023, the ITC issued its Notice of Determination that Keysight did not unfairly import products in violation of Section 337, and the investigation was terminated. Centripetal has appealed this determination and in April 2026, the Federal Circuit Court of Appeals issued its decision allowing the findings of the ITC to stand. Centripetal did not appeal this decision, which is now final.
On August 21, 2024, Centripetal filed a complaint in Europe’s Unified Patent Court (“UPC”) alleging that certain Keysight products sold in Germany, France, Italy, and the Netherlands infringe a European Centripetal patent. In December 2025, the UPC issued its written determination that Keysight’s accused products did not infringe the patent. Keysight also challenged the validity of the patent in the EPO, and the EPO revoked the patent in November 2025. Centripetal is appealing both the UPC’s and EPO’s determinations. The EPO appeal is set for a hearing in November 2026.
We continue to deny all the Centripetal allegations and are aggressively defending each case.
On June 14, 2019, the U.S. Department of the Treasury (“Treasury”) issued final regulations relating to Global Intangible Low-Taxed Income (“GILTI”) under the IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, we concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. In response, we amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. We believe the position meets the more likely than not recognition threshold.
On January 23, 2025, we filed a lawsuit against the United States of America in the U.S. Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and costs, allowed by law. On July 2, 2026, the U.S. Court of Federal Claims granted our motion for partial summary judgment, finding the tax regulation we challenged to be invalid. The granting of our partial summary judgment motion does not, however, preclude other challenges or appeals from the United States. Accordingly, we intend to continue to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
•order delays or cancellations arising out of supply chain disruptions or manufacturing capacity constraints;
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
Extended lead times and elevated order backlog may result in delayed revenue conversion, excess inventory, and order cancellations, any of which could adversely affect our results of operations.
We have experienced a substantial increase in order volumes, which, combined with manufacturing capacity constraints and ongoing supply chain challenges, could result in extended lead times for new orders and, in some cases, delays in shipping products to customers by their requested ship dates.
As a result of these extended lead times, our customers may seek to cancel or reduce existing orders, particularly if they are able to obtain products with shorter lead times from our competitors or open market, and if their own end-market demand declines. Long lead times may also lead customers to over-order in an effort to secure supply, which could result in a disproportionately high number of cancellations if underlying demand does not materialize or if customers' inventory levels normalize. We may not have visibility into these dynamics until orders are cancelled, which could result in sudden and unanticipated reductions in our backlog and revenue.
In addition, our ability to shorten lead times or otherwise mitigate these risks depends on a number of factors that are, in part, outside of our control, including the availability of critical components, the production capacity and allocation decisions of our suppliers and contract manufacturers, global logistics and freight conditions, and overall demand for semiconductor and electronic components across the industries we serve. If component shortages or supply chain disruptions persist or worsen, our lead times could lengthen further, increasing the likelihood of order cancellations.
If a significant number of orders are cancelled, delayed, or reduced in scope, or if we are unable to convert backlog into revenue as anticipated, our revenue, gross margin, and results of operations could be materially and adversely affected. Moreover, because we may incur costs to procure components, expand manufacturing capacity, or build inventory in anticipation of orders that are subsequently cancelled, such cancellations could also result in excess or obsolete inventory, impairment charges, and reduced profitability.
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
In addition, a new “forced labor” tariff action was announced on July 24, 2026, which is expected to impact imports from 60 designated countries. Separately, on March 11, 2026, the U.S. Trade Representative initiated a Section 301 investigation into whether foreign government policies are contributing to structural excess manufacturing capacity across 16 economies, including in sectors such as electronics and semiconductors; the investigation remains pending and could result in additional tariffs or import restrictions affecting our supply chain, cost of goods sold and results from operations.
Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China and other countries impacted by these tariff regimes. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. Continued uncertainty around trade policy could substantially change our cost of operating in such jurisdictions. Moreover, these tariffs and any other trade restrictions imposed on our customers or suppliers could adversely affect our financial results and position through reduced demand for our products and solutions, cancelled orders, supply chain disruptions, increased transaction costs, and increased expenses. If the U.S.’ relationship with countries subject to increased tariffs results in additional trade disputes, trade protection measures, retaliatory actions and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our deployment of resources in jurisdictions affected by such measures could be misaligned and our operations may be adversely affected.
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
See the risk factor above with the heading “Economic and political policies favoring national interests could adversely affect our results of operations” in this Item 1A for a description of risks relating to U.S. tariff regimes, which is incorporated herein by reference.
Many of our suppliers, vendors, customers, partners, and other entities with whom we do business have strong ties to doing business in China and other countries impacted by these tariff regimes. Increased tariffs on sales to or imports from impacted countries, including China, will increase the cost of our customers’ components and raw materials, which could make our customers’ products and services more expensive and could reduce demand for our customers’ products. A decrease in demand or significant change in operations from our customers due to international trade disputes could adversely affect our operating results and financial condition.
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
On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We devote significant resources to develop new technologies in communications, aerospace and defense, automotive, and the Internet of Things. We invest in R&D, grow and deepen relationships with customers and suppliers, and direct our corporate and operational resources to develop innovative technologies. Our financial results could be harmed if we fail to expand our customer base, if demand for our solutions is lower than we expect, or if our revenue related to our AI-related or innovative technologies is lower than we anticipate. We provide solutions for the design, development, and manufacturing stages of our customers’ workflow. Our customers who currently use our solutions in one stage of their workflow may not use our solutions in other aspects of their manufacturing process.
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
Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring solutions to market and damage our reputation dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.
As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring solutions to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers or other outsourced vendors could cause disruptions or delays. We outsource significant portions of our information technology (“IT”) and other administrative functions. Since IT is critical to our operations, any failure of our IT providers or third-party software companies to perform could impair our ability to operate effectively. Problems with manufacturing, IT outsourcing or third-party software vulnerabilities could result in lower revenues and unrealized efficiencies and could impact our results of operations and stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to heightened geopolitical uncertainty.
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
We may need to seek additional financing or refinance existing debt for our general corporate purposes. For example, we may need to increase our investment in R&D activities or need funds to make acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance solutions, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations and ability to pay dividends due to restrictive covenants.
We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity, and results of operations.
We currently have outstanding debt as well as availability to borrow under the Revolving Credit Facility. We may borrow additional amounts or refinance existing debt in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business, or repurchases of our outstanding shares of common stock.
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
On June 14, 2019, the U.S. Treasury issued final regulations relating to Global Intangible Low-Taxed Income (“GILTI”) under IRC § 951A (the “tax regulations”). The tax regulations contained language which disallowed GILTI tax deductions for intangible asset amortization resulting from the Singapore restructuring completed in 2018. During the third quarter of fiscal year 2024, we concluded, in response to recent U.S. Supreme Court decisions on a number of relevant cases, the evolving global tax landscape and other changes in circumstances, that U.S. Treasury exceeded its regulatory authority and the intangible asset amortization should be deductible. We amended our U.S. federal income tax returns for the open tax years to claim the deduction and recognized the discrete benefit in the condensed consolidated financial statements. The Singapore intangible assets will continue to be amortized for GILTI tax purposes until 2033. We believe the position meets the more likely than not recognition threshold.
On January 23, 2025, we filed a lawsuit against the United States of America in the U.S. Court of Federal Claims seeking a tax refund of $107 million, or such greater amount allowed by law, plus any other amount, including interest and cost, allowed by law. On July 2, 2026, the U.S. Court of Federal Claims granted our motion for partial summary judgment, finding the tax regulation we challenged to be invalid. The granting of our partial summary judgment motion does not, however, preclude other challenges or appeals from the United States. Accordingly, we intend to continue to vigorously defend our position. The outcome cannot be predicted with certainty. If we are ultimately unsuccessful in defending our refund claim, we will be required to reverse the benefit previously recorded, most likely resulting in a material increase in the effective tax rate and income tax liability.
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
Our products or the products of our software providers may contain vulnerabilities that could be exploited by cybersecurity attackers, allowing them to introduce malicious code into our products to gain access to customer networks. Such attacks could lead to disruptions to our customers’ operations or processes, system downtime, financial loss, loss of their intellectual property, business information and proprietary data, or corruption of data, which could impact Keysight’s reputation, and result in loss of confidence in our products, loss of orders, and loss in revenue, which could materially impact our financial results. We proactively scan for vulnerabilities in our products and address them to minimize the potential for exploitation. We cannot eliminate the possibility of a successful cybersecurity attack or exploitation of undiscovered or not yet remediated vulnerabilities impacting our internal systems and/or those of our customers.
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
•the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time-consuming and difficult. While this provision was recently amended by a stockholders’ vote at the company’s annual meeting of stockholders on March 19, 2026, the implementation of the declassification of the board of directors will be done on a phased basis through 2029. The co-existence of directors serving differing terms will make the replacement of incumbent directors during this interim period more challenging;
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
Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to the company or our shareholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the DGCL or Keysight's amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Program (in millions) (1)

May 1, 2026 through May 31, 2026	41,056	$343.41	41,056	$1,178
June 1, 2026 through June 30, 2026	213,229	$333.92	213,229	$1,107
July 1, 2026 through July 31, 2026	389,661	$319.23	389,661	$983
Total	643,946		643,946

(1)
On November 24, 2025, our board of directors approved a new stock repurchase program that replaced the prior program approved in March 2023. The new stock repurchase program authorizes the company to expend up to $1,500 million to repurchase outstanding shares of common stock of the company. Under our stock repurchase program, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other means. All such shares and related costs are held as treasury stock and accounted for at the trade date using the cost method.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
Item 5. Other Information
Rule 10b5-1 Trading plans
During the three months ended July 31, 2026, none of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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
KEYSIGHT TECHNOLOGIES, INC.

Dated:	September 2, 2026	By:	/s/ Neil Dougherty
Neil Dougherty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 2, 2026	By:	/s/ Lisa M. Poole
Lisa M. Poole
Vice President and Corporate Controller
(Principal Accounting Officer)